Form 10-K
GREYHOUND LINES INC
filed 1995-03-31
CIK 813040

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-10841

                             GREYHOUND LINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                          86-0572343
           (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

 15110 N. DALLAS PARKWAY, SUITE 600, DALLAS, TEXAS                        75248
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                 (214) 789-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------            -----------------------------------------
 Common Stock, $.01 par value per share                        American Stock Exchange
   10% Senior Notes, due July 31, 2001                         American Stock Exchange
8.5% Convertible Subordinated Debentures,                      American Stock Exchange
         due March 31, 2007

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES /X/    NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of Common Stock held by non-affiliates of the registrant based on the last reported sale price of the Common Stock on the American Stock Exchange composite tape on March 1, 1995, was $100,292,000, which value, solely for the purposes of this calculation, excludes shares held by registrant's executive officers and directors. Such exclusion should not be deemed a determination by the registrant that all such individuals are, in fact, affiliates of the registrant.

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   YES   /X/      NO  / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS OF COMMON STOCK                                OUTSTANDING AT MARCH 1, 1995
------------------------------------------------------                ----------------------------
                     $.01 par value                                         53,743,682 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the definitive proxy statement for the Registrant, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated into Part III by reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-K

                                                                                     PAGE NO.
                                                                                     --------
                                            PART I
Item 1.     Business...............................................................      1
Item 2.     Properties.............................................................      7
Item 3.     Legal Proceedings......................................................      8
Item 4.     Submission of Matters to a Vote of Security Holders....................     12

                                            PART II
Item 5.     Market for the Registrant's Common Stock and Related Stockholder
            Matters................................................................     13
Item 6.     Selected Financial Data................................................     14
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations..........................................................     16
Item 8.     Financial Statements and Supplementary Data............................     26
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...................................................     62

                                           PART III
Item 10.    Directors and Executive Officers of the Registrant.....................     63
Item 11.    Executive Compensation.................................................     66
Item 12.    Security Ownership of Certain Beneficial Owners and Management.........     66
Item 13.    Certain Relationships and Related Transactions.........................     66

                                            PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K........     68

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Greyhound Lines, Inc. (the "Company") was incorporated in Delaware in 1986 to acquire the domestic bus operations of The Greyhound Corporation (which subsequently changed its name to The Dial Corp and which is referred to herein as "Dial"). The Company completed that acquisition in March 1987. Later in 1987, the Company purchased most of the operating assets of Trailways Lines, Inc. ("Trailways") (the largest carrier in the National Trailways Bus System), thereby becoming the only nationwide provider of intercity bus transportation services in the United States. The Company currently provides scheduled passenger service to more than 2,450 destinations with a fleet of approximately 1,900 buses and approximately 1,700 sales outlets. The Company also provides package express delivery service and, in certain terminals, food service.

1994 RECAPITALIZATION

     In the fourth quarter of 1994, the Company completed a two stage financial restructuring (the "Financial Restructuring") which converted debt to equity and provided it with additional capital and financial flexibility. In the first stage of the Financial Restructuring, the Company replaced its existing revolving credit facility with a new sixteen month $35.0 million revolving credit agreement, which can be extended to three years at the option of the Company. The second stage of the Financial Restructuring involved a recapitalization which combined a conversion of the Company's 8.5% Convertible Subordinated Debentures due March 31, 2007 (the "Convertible Debentures") into equity with a Rights Offering (defined herein) to existing shareholders. In November, the Company launched a tender offer for its Convertible Debentures whereby each debenture (representing $1,000 in principal amount) would be converted into approximately 256 shares of the Company's common stock ("Common Stock"). The tender offer closed in late December 1994 with $89.0 million in principal amount of the Convertible Debentures being converted into 22.8 million shares of the Company's Common Stock. Simultaneously with the tender offer, the Company commenced a rights offering to raise $35.0 million of new equity capital (the "Rights Offering"). The fully subscribed Rights Offering also was completed in late December 1994 and closed in January 1995 with 16.3 million shares of Common Stock issued.

BUSINESS STRATEGY

     As a transportation enterprise, many of the Company's operating expenses become fixed costs or costs that cannot be reduced rapidly in response to short-term changes in demand for its services when the Company establishes its routes, schedules and related fleet requirements for a particular operating cycle. Therefore, costs such as depreciation, amortization and lease expenses related to the bus fleet and facilities, maintenance expenses, and driver operations and customer service expenses generally do not vary proportionately with short-term changes in demand for its services. However, since the Company's reorganization under Chapter 11 (defined herein), management has pursued expense reduction and cost containment programs designed to lower fleet and other operating expenses while improving customer service. Those programs included the standardization of the bus fleet, the replacement of older buses with new buses, the implementation of a computerized fleet maintenance program and computerized capacity management systems, centralized dispatching, revised baggage handling procedures, personnel and overhead reductions, a reduction in terminal sizes and the use of multi-modal terminals where appropriate. These efforts, as well as a reduction in bus miles of 5.7%, have enabled the Company to reduce maintenance, transportation and operating rent expenses by $47.1 million, $29.8 million and $12.8 million, respectively, for the year ending December 31, 1994, compared to the 1991 fiscal year.

     In addition to its efforts to reduce operating costs, the Company has also pursued programs intended to increase revenues. During August 1993, the Company began operating a Transportation Reservation Itinerary Planning System ("TRIPS") at 228 locations, representing approximately 73% of the Company's sales, and introduced 1-800 telephone service. However, the Company experienced system implementation problems related to TRIPS which resulted in long lines and inconvenienced passengers during late 1993 and early 1994. In addition, the Company experienced overwhelming call activity on its 1-800 telephone service, which resulted in the inability of customers to obtain timely fare and schedule information by telephone. In 1993, in response to these problems, the Company limited the number of locations at which reservations were taken and reduced the calling area for its 1-800 telephone service. The problems the Company experienced with the TRIPS system adversely affected the quality of the service experienced by the Company's customers in the second half of 1993 and in early 1994. The Company has since simplified these systems and believes that it has corrected its start-up problems through a combination of procedural changes as well as hardware and software upgrades. These modifications have allowed these systems to be successfully reintroduced on a broader basis. In late 1994, the Company began accepting only prepaid reservations, which decreased the average call length to the telephone information center thereby increasing the Company's call capacity and responsiveness. In addition, the Company improved queuing algorithms and increased staffing at its telephone information center. As a result, the Company has increased the number of unique callers eventually reaching the telephone information center from 70% to 80% in the summer and early fall of 1994 to over 90% currently.

     The Company currently uses TRIPS to sell tickets, to manage revenue and seat capacity, to quote fare and schedule information and, on a very limited basis, sell tickets by mail. The Company currently uses TRIPS at 250 terminal locations, an increase from the 232 locations using the system in January 1994. Currently, more than 80% of the tickets sold by the Company, including reissues, are TRIPS-issued tickets, compared to 65% in January 1994. Following the most recent major system hardware and software upgrades in May 1994, TRIPS has maintained a 99% system uptime and ticketing speed is comparable to the Company's predecessor system. Notwithstanding the foregoing, management believes that significant opportunities for improvement in its systems continue to exist (e.g. cheaper communications, simplified applications, and less expensive hardware for new, low volume selling locations).

     The Company has experienced continuing declines in demand for its services, primarily as a result of poor operations beginning in the latter half of 1993, which included limited telephone answering capacity and ineffective pricing strategies as well as the increasing availability and reliability of automobile travel and, in certain markets, significant competition from regional bus companies and discount airlines. In response, in mid-1994 the Company initiated a review of all facets of its business, including its route structure, schedules, city-pair offerings, marketing and pricing strategies, systems, properties and personnel requirements. New management continued and refocused this review. As a result, the Company is increasing its focus on the basic operations of its business, including increasing telephone answering capacity, improving on-time performance, restaffing the pricing function to actively manage pricing in individual markets, reducing the use of deeply discounted advance purchase tickets and introducing every day low pricing. Such a "back to basics" strategy will seek to maximize the unique value of the national bus network and will focus on serving both the long and short-haul markets while connecting rural and urban America. The Company's new strategy will be supported by a marketing campaign that integrates advertising, public relations, sales promotion, and pricing.

     The Company also plans to continue to de-emphasize the reservation portion of its TRIPS system in order to simplify the ticketing process, reduce ticketing time, provide for more responsive telephone service and expand TRIPS to serve more selling locations. Plans to improve service also include opening an additional telephone center, thus providing more telephone answering capacity during peak times. Additionally, the Company is attempting to reestablish relations with the regional bus carriers in order to enhance interline service and possibly increase the use of shared terminals. The Company also plans to increase its position in the charter business in the twelve to fifteen locations where the Company has sufficient maintenance capabilities and transportation management, and the Company will attempt to improve its position in its package express delivery service through localized marketing strategies and price and schedule improvements. Management is currently developing charter and package express programs to determine their revenue potential and cost effectiveness.

     During the implementation of these and other revenue and cost initiatives, the full impact of expected cost savings and revenue increases may not be achieved until the strategic and operational reorganization is substantially complete. The Company believes that substantial progress will be made during 1995. However, full implementation of these revenue and cost initiatives will be achieved over the next twelve to eighteen months.

MARKETS

     Passengers. The Company's major passenger markets are large metropolitan areas, although the business is geographically fragmented with the 50 largest sales outlets accounting for approximately 54% of 1994 ticket sales and the 500 largest origin/destination city pairs making up approximately 23% of 1994 ticket sales. Based on demographic studies, the Company believes that its potential riders are concentrated in the northeastern, southern and industrial Midwestern United States, as well as Texas and California. The typical passenger travels to visit friends and relatives and generally has an annual income of below $25,000. Based on market studies, the Company believes its customers are price sensitive but relatively time insensitive. In many cases, the Company's passengers report that they own automobiles considered sufficiently reliable for a trip of a similar distance. The passengers usually make the decision to take a trip only a short time before actually traveling.

     Package Express. The Company's package express delivery service primarily serves small commercial shippers that require rapid delivery of small parcels within a fairly limited geographical area. Typical shipments include car repair parts, computer parts and forms, fresh flowers, eyeglasses, medical and dental supplies and certain pharmaceutical products. This portion of the Company's business is strongest in the southern and western regions of the United States. The Company is not a significant service provider in the document or letter delivery business and discourages long-distance personal shipments. Depending on the service chosen and the distance to the receiving location, the Company's delivery time ranges from 4 to 48 hours. During 1994, the average parcel shipped via the Company's package express delivery service weighed 19.14 pounds and was shipped at an average sales price of $13.15 as compared to 19.31 pounds and $13.00 during 1993.

     Food Service. The Company's food service division manages facilities in approximately 200 locations, which primarily serve the Company's passengers. The operations include Company-operated facilities and contract concessionaires and range in service levels from full-service cafeterias to vending machines only.

COMPETITION

     Passengers. The Company's primary sources of competition for passengers are airlines (primarily discount airlines), automobiles, and, in several markets, regional bus companies and Amtrak. Recent trends in the travel market include a consistent increase in discounted airline pricing and the emergence of low-fare regional airlines. These regional airlines now compete in intermediate-haul markets (400 to 700 miles) that formerly had little, if any, low-cost airline travel available. In response, the Company and the bus industry generally have reduced prices in these markets in an attempt to compete. Price is the primary method of meeting airline competition and, consequently, the Company is staffing to achieve a more timely response to specific market changes.

     The automobile is the most significant form of competition to the Company. The out-of-pocket costs of operating an automobile are generally less than the cost of bus travel, particularly for multiple traveler parties. The Company meets this competitive trend through price and convenient scheduling. To some extent, the Company is protected from the incremental economics of auto travel since many of its customers travel alone. The lack of multiple, reliable cars within a family, and fear of driving alone for long distances, serves to offset the economic advantage of multi-person travel in a single car.

     Competition from regional bus companies has increased materially during the past several years. Price, frequency of service and express scheduling are the current strategies of the Company to meet this competition. In addition, the Company is moving to improve relations with regional bus carriers in an effort to increase feed traffic, enhance interline travel and reduce station costs.

     Regional bus companies currently service more routes competitive to the Company than in the recent past. These competitors also possess operating authority over numerous routes potentially competitive to the

Company that they do not currently operate; however, based on market and competitive conditions, the regional bus companies could operate such routes in the future. The National Trailways Bus System has stated its intent to recreate a national network to compete with Greyhound. To date, its efforts have been unsuccessful. Since the bus industry competes with all intercity modes of transportation and most bus routes are not self-sustaining with local traffic, the Company intends to compete for local business, while also improving long-haul traffic by rebuilding its entire network, both on a regional and national basis.

     Package Express. The Company faces intense competition in its package express delivery service from local courier services, the U.S. Postal Service and overnight, express and ground carriers. The Company is attempting to stabilize its position in the industry by concentrating its efforts on in-house telemarketing and on local marketing, utilizing terminal managers to solicit local sales prospects and improve local operations.

     Food Service. The captive nature of the food service operations in the Company's terminals limits competition; however, in some locations proximity to fast food outlets and convenience stores can pose a competitive factor.

SEASONALITY

     The Company's business is seasonal in nature and generally follows the pattern of the travel business as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. Historically, the Company has experienced substantial seasonal variances in its cash flow.

1991 REORGANIZATION UNDER CHAPTER 11

     In March 1990, substantially all the Company's bus drivers, clerical workers and mechanics represented by the Amalgamated Transit Union (the "ATU") went on strike following unsuccessful contract renewal negotiations. Although the Company continued its operations by hiring replacement drivers as quickly as possible, and most striking workers, other than drivers, returned to work, the revenue losses and expenses associated with the strike exhausted the Company's cash resources. In June 1990, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company's Chapter 11 plan of reorganization was confirmed by the United States Bankruptcy Court for the Southern District of Texas, Brownsville Division (the "Bankruptcy Court"), and the Company emerged from bankruptcy on October 31, 1991.

WORKFORCE

     At January 31, 1995, the Company employed approximately 10,100 workers, consisting of approximately 4,000 terminal employees, 3,400 drivers, 1,000 supervisory personnel, 900 mechanics, 300 clerical workers and 500 telephone information clerks. Of the total workforce, 7,300 are full-time employees and 2,800 are part-time employees. Labor costs accounted for 34% of total operating expenses in both 1993 and 1994.

     At January 31, 1995, 47% of the Company's employees were represented by collective bargaining agreements. The ATU represents the Company's drivers, telephone information clerks, and certain of its terminal workers and mechanics. On March 2, 1990, workers represented by the ATU commenced a strike against the Company following unsuccessful contract renewal negotiations. In April 1993, the Company, the ATU and the General Counsel of the National Labor Relations Board ("NLRB") jointly announced a proposed settlement of the strike and certain related litigation. The principal terms of the settlement, which have now been approved by the NLRB and Bankruptcy Court, involve (i) a new, six-year collective bargaining agreement expiring on January 31, 1999, which contains no-strike and no-lockout provisions, which the ATU membership ratified in May 1993, (ii) implementation of a return to work agreement, (iii) payment of backpay to striking employees solely from certain assets held by a trust established under the plan of reorganization, and (iv) dismissal of all litigation between the parties (other than one issue related to the seniority of drivers hired with previous commercial driving experience, which will be resolved in the litigation before the NLRB and appeals, if any). See "ITEM 3. LEGAL PROCEEDINGS -- Labor Litigation."

     In addition to the ATU-represented employees, at January 31, 1995, approximately 380 mechanics and other maintenance employees in 20 maintenance locations are represented by the International Association of Machinists and Aerospace Workers (the "IAM"). The IAM-represented employees are governed by a labor contract that expires on October 1, 1996. Also, the International Brotherhood of Teamsters represents 61 terminal employees. During 1993 and 1994, there was an increase in unionization efforts directed at the Company's terminal employees. However, as of January 31, 1995, terminal employees at only five terminals were unionized. Texas, New Mexico & Oklahoma Coaches, Inc., a subsidiary of the Company, employs 127 drivers who are represented by the United Transportation Union and 42 mechanics who are represented by the IAM.

TRADEMARKS

     In connection with the Company's acquisition of the domestic bus operations of Dial, Dial granted the Company a perpetual, exclusive license to use the Greyhound name and trademark and the "image of the running dog" trademark in the United States and Mexico for travel and transportation (except by water) purposes pursuant to a trademark license agreement. These names and trademarks have substantial consumer awareness.

     In connection with the conclusion of the Company's Chapter 11 reorganization in 1991, the Company and Dial entered into a comprehensive renegotiation of all of the Company's then effective agreements with Dial (the "Dial Agreements"), including the trademark license agreement, pursuant to a Claims Treatment Agreement (herein so called). At that time, Greyhound owed substantial pre-petition royalties on the trademark license agreement and had ongoing royalty obligations thereunder. Pursuant to the Claims Treatment Agreement, the pre-petition royalty obligations, together with the other pre-petition obligations owing on the Dial Agreements, were evidenced by a Cure Note (herein so called), which has since been repaid.

     As part of the Claims Treatment Agreement, each Dial Agreement was amended to provide that it is a default thereunder and under the Cure Note if there occurs (a) a default under the Claims Treatment Agreement, (b) a default under any term or provision of the Company's Chapter 11 plan of reorganization relating to the Company and Dial and its affiliates, (c) a default under any of the other Dial Agreements, (d) any material change in the disclosure statement relating to the Company's Chapter 11 plan of reorganization, or (e) a Change of Control (as defined in the Senior Note Indenture). The Company does not believe that any such defaults have occurred and Dial has not asserted to the contrary.

     If any of the foregoing defaults occur, the Claims Treatment Agreement purports to provide Dial the right, on ten days' prior written notice, to accelerate all amounts due under the Cure Note and to terminate each of the Dial Agreements. In a separate section of the Claims Treatment Agreement, however, the right of Dial to terminate the Dial Agreements is purportedly waived. The Cure Note and all other royalty obligations owing under the trademark license agreement have now been paid in full and no licensing fees are currently owing or payable for the continued use of the Greyhound name and trademark. Because the license agreement is fully paid for, no amounts remain owing under the Cure Note and the fact that the Claims Treatment Agreement contains a purported waiver of the purported right to terminate the Dial Agreements, if Dial asserted that one of the foregoing defaults has occurred or if one of such defaults in fact occurs in the future, the Company would vigorously resist any attempt by Dial to terminate the Dial agreements, including the trademark licensing agreement.

GOVERNMENT REGULATION

     The Interstate Commerce Commission. Entry into the interstate/intercity bus industry is regulated by the Interstate Commerce Commission (the "ICC"). Once granted, an ICC license may be suspended or revoked if the licensee fails to comply with ICC regulations or orders or with the conditions or restrictions of its license. Since the Company's formation in late 1986, no ICC license granted to it has been suspended or revoked. ICC regulation of the interstate/intercity bus industry also includes, among other things, establishment of consumer protection rules and standards for scheduled passenger service, specification of routes for scheduled passenger service operators, imposition of reporting and record retention requirements, establishment of regulations for the filing of tariffs (price lists), enforcement of liability insurance requirements (see
"-- Insurance Coverage") established by the Department of Transportation, and authorization of any merger or acquisition resulting in common control of two or more ICC regulated carriers. As the largest and only nationwide bus operator, the Company is subject to close supervision by the ICC and is subject to occasional complaints filed by other bus competitors. At present, the ICC is undergoing a "sunset" review by Congress and the ultimate disposition of its regulatory functions is unknown.

     The Department of Transportation. The Department of Transportation (the "DOT") regulates motor carrier safety, including drivers' qualifications, duties and hours of service, parts and accessories necessary for safe operation, accident reporting, inspection and maintenance and the minimum amounts of personal injury and property liability insurance a carrier must maintain. In addition, the DOT has issued regulations prescribing procedures for inspection, surveillance and measurement of noise emissions by motor vehicles operated by motor carriers to determine whether those vehicles conform to noise emission standards promulgated by the United States Environmental Protection Agency (the "EPA"). Periodically, the Company is subject to inspection or audit by the DOT to determine compliance with DOT regulations and to establish a "safety" rating of the Company. As a condition to self-insurance authority granted by the ICC (see "Insurance Coverage"), the Company must maintain a "satisfactory" safety rating from DOT. All of the buses in the Company's fleet contain engines that comply with, or are grandfathered from compliance with, EPA regulations. The Company's buses are subject to periodic inspection to ensure compliance with state and federal emission standards. On occasion, the Company is subject to nominal fines and citations when its buses are determined to be in non-compliance with noise or emission standards.

     State Regulations. The Company has received authority to conduct intrastate operations in the continental United States and in the District of Columbia and, therefore, is subject to state regulation of its intrastate operations. State laws governing motor vehicles necessitate registration of buses in jurisdictions depending on the amount and nature of use in such state. State regulations, in some cases, apply to interstate carriers which, when traveling across a state, carry intrastate passengers. In those cases, the ICC has power to authorize intrastate entry and to preempt state exit and rate regulation, but the carrier still may be subject to state regulations relating to size and weight limitations, service adequacy, safety standards, insurance tariff filings and financial transactions, including mergers or acquisitions not regulated by the ICC and securities issuances. Because these types of regulations may vary from state to state, the Company is burdened by the necessity of complying with inconsistent state regulations. Recent legislation was adopted by Congress pre-empting state regulation of regular route passenger fares of ICC-regulated bus operators and, after January 1, 1995, the rates for their transportation of newspaper, express and other property.

     Other. In addition, the Company is subject to regulations under the Americans with Disabilities Act (the "ADA"), the Civil Rights Act of 1964, as amended, and the Occupational Safety and Health Act. Under the ADA, the Company must make new buses acquired after July 1996 accessible to disabled persons. The ADA does not require the retrofitting of existing buses with lift equipment. The DOT is currently considering proposed regulations regarding bus access and whether new buses should be equipped with lift equipment or whether alternative forms of stationary terminal-based lift devices should be permitted. The form of required access is uncertain as of the date of this filing, but the expense of compliance, once the new regulations take effect could be material to the Company's results of operations. The Company expects that new buses with built-in lift devices will be more costly to purchase, by as much as $10,000 to $25,000 per bus, and will be more costly to maintain.

INSURANCE COVERAGE

     The ICC has granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the ICC requires the Company to maintain a tangible net worth of $10.0 million and to maintain a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. At December 31, 1994, the Company's tangible net worth was $134.6 million. Subsequent to the ICC grant, thirty-eight states and the District of Columbia also granted the Company the right to self-insure its intrastate automobile liability exposure. The Company maintains comprehensive automobile liability, general liability and property insurance to insure its assets and operations subject to a $1.5 million per occurrence self-insured retention or deductible, and maintains workers' compensation insurance, subject to a $1.0 million per occurrence self-insured retention or deductible.

     In November 1994, United Bus Owners of America filed a petition with the ICC requesting that the ICC review the Company's self-insurance authority. The Company filed a response to the petition, which remains pending. A decision by the ICC to revoke that authority would have a material adverse effect on the future liquidity and operations of the Company. A decision by the ICC to require additional contributions to the trust fund could have such an effect, depending on the amount of additional funds required to be deposited.

     As part of its operational restructuring, the Company is increasing its insurance staff, adding loss prevention programs and re-engineering claims management. As with the ICC self-insurance programs described above, a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the future liquidity and operations of the Company. (See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Capital Resources and Liquidity").

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted by Company personnel, 75 locations have been identified as sites requiring potential clean-up and/or remediation as of December 31, 1994. Of this number, eight locations are surplus properties currently held for sale. The Company has estimated the cost of the clean-up of these eight sites to be $1.8 million of which $400,000 is indemnifiable by Dial pursuant to indemnity obligations arising out of the 1987 acquisitions of the domestic bus operations of Dial. The Company has estimated the clean-up and/or remediation costs for the remaining sites to be $4.5 million, of which $500,000 is indemnifiable by Dial. The Company has recorded a $900,000 receivable from Dial for the indemnification at December 31, 1994. The Company has no reason to believe that Dial will not fulfill its indemnification obligations to the Company. However, if Dial does not fulfill such obligations, the Company could have liability with respect to those matters. The indemnification obligations of Dial were the subject of the Claims Treatment Agreement (see -- "Trademarks"). Additionally, the Company has been designated as a potentially responsible party by the EPA at four Superfund sites where the Company and other parties face exposure for costs related to the clean-up of those sites. The Company believes its liability at these sites will be settled for an immaterial amount because its involvement at the sites was as a de minimis generator of wastes disposed of at the sites. In light of the minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a total environmental reserve of $6.0 million, including the $1.8 million for the surplus properties, at December 31, 1994, for noncapitalizable expenses related to the sites identified for potential clean-up and/or remediation. The reserve amount for the remaining sites is based on discounted cash flows at a discount rate of 8%. Management believes that adequate accruals have been made related to all known environmental matters.

ITEM 2.  PROPERTIES

LAND AND BUILDINGS

     At January 31, 1995, the Company used 562 pieces of real property in its operations, of which 162 properties are owned and 400 are leased. Of those properties, 444 are bus terminals, 35 are maintenance facilities, and the remaining properties consist of driver dormitories, parking/storage lots, office buildings and a telephone information center. The Company's properties vary in size from approximately 100 square feet to approximately 215,000 square feet. The Company leases ten of its key facilities from Dial, nine of which are leased pursuant to a master lease agreement that expires in 1997. Under the master lease agreement, Dial may terminate the lease as to each or up to nine of the leased properties on six months' notice. Dial is actively marketing at least three of the master lease properties. Should one or more of those properties be sold, the

Company expects to receive a termination notice. The Company believes the current makeup of its properties is adequate for its operations, and based on its recent experience, that it will be able to find suitable replacement properties on acceptable terms for any properties the Company chooses to replace or which are condemned or for which leases are not renewed or are otherwise terminated (including those properties leased from Dial). The master lease agreement is one of the Dial Agreements subject to the Claims Treatment Agreement (see "ITEM 1. BUSINESS -- Trademarks").

BUSES

     At January 31, 1995, the Company, including its three operating subsidiaries, operated a fleet of approximately 1,900 buses. Of those buses, approximately 700 are owned and 1,200 are leased. All but 181 of these buses are from one manufacturer, Motor Coach Industries International, Inc. ("MCII"). The Company must purchase at least 75% of its bus requirements, if any, from MCII pursuant to a bus purchase requirements contract that continues through March 18, 1998.

     Beginning in 1992 and continuing through 1994, the Company improved the quality, reliability and efficiency of its bus fleet by acquiring new buses and not renewing leases on certain older buses. As a result, the average age of the fleet was 6.4 years on January 31, 1995, 6.4 years on January 31, 1994 and 9.5 years on January 31, 1993. During 1994, the Company took delivery of 151 new buses. New buses are generally more reliable than older buses and, due in part to warranty coverage, are less costly to maintain. Newer buses, as well as older buses with newer engines, are also more fuel efficient than buses with older engines. In addition, the Company has reduced maintenance costs and increased operating efficiencies through the reduction in the number of makes and models of buses and types of engines used in its fleet. The Company is also continuing its "Continuous Quality Maintenance" program to better control repair costs and improve fleet reliability. In 1994, average scheduled miles operated per bus was 127,000 miles, compared to 125,000 miles in 1993 and 108,000 miles in 1992. As a result of its revenue development activities, the Company does not expect its bus utilization to continue to increase.

ITEM 3.  LEGAL PROCEEDINGS

LABOR LITIGATION

     The ATU strike in March 1990 resulted in two related proceedings, one before the NLRB and the other related to the Company's Chapter 11 reorganization. In April 1993, the Company, the ATU and the General Counsel of the NLRB jointly announced a proposed settlement of the strike and certain related litigation. The proposed settlement was approved by an Administrative Law Judge of the NLRB in September 1994, the full NLRB in February 1995 and by the Bankruptcy Court in March 1995.

     The settlement resulted in the dismissal of all litigation between the ATU, NLRB and the Company, with the exception of one issue related to the Company's 1990 granting of seniority to drivers hired with previous commercial driving experience, which issue will be resolved in litigation before the NLRB and appeals, if any. In September 1994, an Administrative Law Judge of the NLRB issued a ruling finding that the granting of seniority to drivers with previous commercial driving experience constituted an unfair labor practice by the Company. The Company has appealed this ruling.

     If the Company were to ultimately lose this litigation, after all appeals, it may be exposed to liability to drivers hired after March 1990 that would lose their experience-based seniority credit. Liability to drivers hired before March 1990 who might lose their experienced-based seniority was resolved in the aforementioned settlement. Based on the assessment of the liability exposure it could face in settling these claims, the Company does not believe that this liability would have a material adverse effect on its business, results of operations or financial condition.

DEPARTMENT OF JUSTICE INVESTIGATION

     In March 1994, the Antitrust Division of the U.S. Department of Justice (the "DOJ") initiated an antitrust investigation to determine whether there is, has been, or may be a violation by the Company of

Sections 1 and 2 of the Sherman Act by conduct or activities constituting a restraint of trade, monopolization or an attempt to monopolize. This investigation principally involves the competitive impact of (i) the Company's computerized reservation system, including the provision of fare and scheduling information via telephone, (ii) the Company's decision to discontinue publishing its bus schedules in an industry publication and (iii) various provisions contained in agreements with bus carriers using the Company's terminals. Under DOJ procedures, this investigation is preliminary in nature and seeks to determine whether the DOJ should file a complaint against the Company.

     Pursuant to this investigation, the DOJ served a civil investigative demand ("CID") on the Company in March 1994. The CID required the Company to answer various interrogatories and to produce certain documents. In July 1994, the Company completed the production of documents and answered the interrogatories required by the CID. In November 1994, the DOJ's staff contacted counsel for the Company and indicated that they believed that one of the several business practices investigated, a provision contained in agreements with bus carriers using the Company's terminals, violated Section 1 of the Sherman Act. The Company believes that the subject provision does not violate that antitrust law. The DOJ has requested that the Company enter into a consent decree enjoining the Company from enforcing the subject provision in its terminal license agreements.

     In 1993, the ICC's Office of Economics conducted an assessment of essentially the same issues involved in the DOJ investigation. In July 1993, the ICC issued a report concluding that, although the Company has initiated many business and technological practices that affect the bus industry, the Company has not intentionally mistreated other carriers or engaged in any anti-competitive practices. In September 1994, the ICC voted to discontinue any further potential rulemaking action with respect to the issues it investigated in 1993.

     Given the preliminary nature of the DOJ investigation, the Company cannot assess the impact, if any, on its business or financial condition or results of operations. If the DOJ's investigation is in fact limited to the single provision in the terminal license agreements, the Company believes that the investigation will not have a material impact on the Company's business, financial condition or results of operations.

OKLAHOMA SALES TAX CLAIM

     In January 1991, the Oklahoma Tax Commission ("OTC") filed a proof of claim with the Bankruptcy Court in connection with the Company's Chapter 11 bankruptcy case. That claim related to sales taxes which the OTC alleged were due and owing by the Company on interstate bus tickets sold in Oklahoma. The OTC claim involved a proposed tax assessment of approximately $908,000. The Company objected to the claim on the basis that the tax the OTC proposed to assess was an improper burden on interstate commerce in violation of the Commerce Clause of the United States Constitution. In February 1993, the Bankruptcy Court denied the OTC's claim in its entirety, finding that the Oklahoma sales tax on interstate travel was unconstitutional. The OTC subsequently appealed the Bankruptcy Court's decision to the U.S. District Court for the Southern District of Texas, Brownsville Division (the "District Court"), which affirmed the Bankruptcy Court's ruling in October 1993. In November 1993, the OTC appealed the case to the United States Circuit Court of Appeals for the Fifth Circuit (the "Fifth Circuit"). The decision of the Fifth Circuit is being held in abeyance pending the United States Supreme Court's decision in another case brought by the OTC against another bus carrier involving the same issues. In November 1994, oral argument was held before the United States Supreme Court involving the OTC's claim against the other bus carrier. If the OTC were to ultimately prevail in the litigation, the Company would be obligated to pay the tax assessment. Additionally, the OTC would likely file another tax assessment covering the tax due for the period subsequent to the original claim filed with the Bankruptcy Court.

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

     On August 23, 1994, a purported class action lawsuit was filed by Joseph Sonnenberg, a purported owner of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled Sonnenberg v. Greyhound Bus Lines, Inc., Frank J. Schmieder and Michael Doyle, Civil Action No. 3-94CV-1793G.

     On October 5, 1994, a purported class action lawsuit was filed by Bruce Doniger, a purported owner of the Company's Convertible Debentures, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts in 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled Bruce Doniger v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 3-94CV-2135X.

     On October 20, 1994, a purported class action lawsuit was filed by M. Murray Van De Velde, a purported owner of the Company's Convertible Debentures, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled M. Murray Van De Velde v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 3-94CV-2240R.

     On October 21, 1994, a purported class action lawsuit was filed by Emile Gladstone, a purported owner of the Company's Senior Notes, against the Company, certain of its former officers and directors, and Smith Barney Inc. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled Emile Gladstone v. Greyhound Lines, Inc., Smith Barney Inc., Charles J. Lee, Charles A. Lynch, Frank J. Schmieder and J. Michael Doyle, Civil Action No. 3-94CV-2258J.

     On October 25, 1994, a purported class action lawsuit was filed by Lawrence Robbins, a purported owner of the Company's Common Stock, against the Company, a present officer, certain former officers and directors, and Smith Barney Shearson. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled Lawrence Robbins v. Greyhound Bus Lines, Inc., Frank J. Schmieder, J. Michael Doyle, Charles Lynch, Phillip W. Taff, Robert R. Duty, Ralph Borland, Don T. Seaquist, Charles Lee and Smith Barney Shearson, Civil Action No. 3-94CV-2270H.

     On November 2, 1994, a purported class action lawsuit was filed by The Witness Organization Pension Plan & Trust Dated 5-30-86, Philip H. deRoulet, Trustee, a purported owner of the Company's Convertible Debentures, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled The Witness Organization Pension Plan & Trust Dated 5-30-86, Philip H. deRoulet, Trustee v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 3-94CV-2332G.

     On December 12, 1994, a purported class action lawsuit was filed by the State Board of Administration of Florida and Louisiana State Employees Retirement System, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations and common law fraud and deceit as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled State Board of Administration of Florida and Louisiana State Employees Retirement System v. Greyhound Lines, Inc., J. Michael Doyle, Charles A. Lynch, Frank J. Schmieder, and "John Doe" and "Richard Roe," Civil Action No. 3-94-CV-2694-R. Although this case has been filed, it has not yet been served on any defendants.

     All the purported class action cases above (with the exception of State Board of Administration of Florida and Louisiana State Employees Retirement System v. Greyhound Lines, Inc., J. Michael Doyle, Charles A. Lynch, Frank J. Schmieder, and "John Doe" and "Richard Roe," Civil Action No. 3-94-CV-2694-R, which has not yet been served on any defendants) have been transferred to the Court in which the first purported class action suit is pending. A joint pretrial order has been entered in the class action litigation which consolidates for pretrial and discovery purposes all of the stockholders actions and, separately, all of the debtholders actions. The joint pretrial order requires plaintiffs to file consolidated amended complaints and excuses answers to the original complaints. Plaintiffs' complaints are not yet due. When filed, the Company will have forty-five days to answer or otherwise respond, unless the time is extended.

     With respect to State Board of Administration of Florida and Louisiana State Employees Retirement System v. Greyhound Lines, Inc., J. Michael Doyle, Charles A. Lynch, Frank J. Schmieder, and "John Doe" and "Richard Roe," Civil Action No. 3-94-CV-2694-R, this suit has not yet been served on any defendants, and thus no answer or other response by the defendants is required. It is expected that, if served, one of the parties will seek to transfer this case to the Court where the other purported class actions are pending for consolidation under the joint pretrial order.

     On November 2, 1994, a shareholder derivative lawsuit was filed by Harvey
R. Rice, a purported owner of the Company's Common Stock, against present directors and former officers and directors of the Company and the Company as a nominal defendant. The suit seeks to recover monies obtained by certain defendants by allegedly trading in the Company's securities on the basis of non-public information and to recover monies for certain defendants' alleged fraudulent dissemination of false and misleading information concerning the Company's financial condition and future business prospects. The suit, filed in the Delaware Court of Chancery, New Castle County, is styled Harvey R. Rice v. Frank J. Schmieder, J. Michael Doyle, Charles A. Lynch, Richard J. Caley, Thomas
F. Meagher, Thomas G. Plaskett, Kenneth R. Norton, Robert B. Gill, Alfred E. Osborne, Jr., J. Patrick Foley, Charles J. Lee and Greyhound Lines, Inc., Civil Action No. 13854.

     Pursuant to a stipulation, the current deadline for all defendants to answer, move or otherwise plead with respect to the derivative complaint is not yet due.

     The above cases have been on file for only a short period of time, and no discovery has been conducted with respect to the claims. Based on a review of the litigation, a limited investigation of the underlying facts and discussions with legal and outside counsel, the Company does not believe that the outcome of this litigation would have a material adverse effect on its business and financial condition. The Company intends to defend against the actions vigorously. To the extent permitted by Delaware law, the Company is obligated to indemnify and bear the cost of defense with respect to lawsuits brought against its officers and directors. The Company maintains directors' and officers' liability insurance that provides certain coverage for itself and its officers and directors against claims of the type asserted in the subject litigation. The Company has notified its insurance carriers of the asserted claims.

     On January 23, 1995, the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its present and former officers, directors and employees and other persons. The order of investigation states that the SEC is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the SEC investigation will examine the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal accounting controls. Although the SEC has not announced the targets of the investigation, it does not appear from the order that the Company is a target of the insider trading portion of the investigation. The Company is fully cooperating with the SEC. The probable outcome of this investigation cannot be predicted at this early stage in the proceeding.

INTERNAL REVENUE SERVICE EXAMINATION

     The Internal Revenue Service (the "IRS") has conducted an examination of the Company's consolidated federal tax returns for the years 1987, 1988 and 1989. The IRS and the Company entered into Closing

Agreements As To The Determination Of Specific Matters, dated February 13, 1992, and October 7, 1992, wherein the Company agreed to certain income adjustments resulting in additional tax assessments of approximately $1 million in the aggregate for the years examined. Remaining issues resulting in potential income tax expense and interest of $1.8 million are being contested and are scheduled to be litigated. If resolved against the Company, management does not believe that such adverse outcome would have a material adverse effect on its business, financial condition or results of operations.

INVOLUNTARY CHAPTER 11 FILING

     On November 2, 1994, the Company received from certain persons claiming to own in excess of 25% of the aggregate principal amount of the outstanding Convertible Debentures a purported notice of acceleration of the entire principal amount of the Convertible Debentures. Concurrently, a subset of those persons filed an involuntary petition under Chapter 11 of the Bankruptcy Code against the Company in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The case was styled In re Greyhound, Case No. 394-36594-RCM-11. On December 19, 1994, in anticipation of the completion of the Company's Financial Restructuring, the involuntary bankruptcy petition was dismissed upon joint motion of the Company and the petitioning creditors. The Financial Restructuring was successfully completed in December 1994, and approximately 90% of the aggregate principal amount of the outstanding Convertible Debentures was tendered to the Company in return for Common Stock. In January 1995, the Company made the interest payment on the Convertible Debentures that remained outstanding, thus curing existing defaults thereunder.

OTHER LEGAL PROCEEDINGS

     In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the selfretention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company or its subsidiaries relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would be likely to have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AMENDMENT OF THE COMPANY'S RESTATED CERTIFICATE OF INCORPORATION

     An amendment to the Company's Restated Certificate of Incorporation was approved at a special meeting of stockholders on December 21, 1994. The amendment increased the number of shares of Common Stock of the Company authorized for issuance from 50,000,000 shares to 100,000,000 shares, principally to permit the consummation of the Financial Restructuring of the Company that was completed in December 1994 (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). The amendment required an affirmative vote of at least two-thirds of the outstanding shares of Common Stock. At the time of the meeting, there were 14,668,244 shares of Common Stock outstanding. Total stockholder votes for, against and abstentions on the proposal were 9,922,196, 150,347, and 57,606, respectively. There were no broker non-votes.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

     The Common Stock, par value $.01 per share, (the "Common Stock") of the Company is listed on the American Stock Exchange under the symbol "BUS." The following table sets forth the high and low sale prices for the Company's Common Stock during the periods indicated as reported by the American Stock Exchange:

                                                                   HIGH        LOW
                                                                   -----       ----
        First Quarter 1993.......................................  $18 1/2     $ 10 7/8
        Second Quarter 1993......................................   22 3/4       16 3/4
        Third Quarter 1993.......................................   22           11 1/8
        Fourth Quarter 1993......................................   15 3/8       11 1/8

        First Quarter 1994.......................................  $12 1/2     $  9 1/2
        Second Quarter 1994......................................   11            6 1/4
        Third Quarter 1994.......................................    6 7/8        1 3/4
        Fourth Quarter 1994......................................    3            1 1/8

        January 1, 1995 - March 1, 1995..........................    2 1/16       1 1/4

HOLDERS

     The number of shares of Common Stock outstanding as of March 1, 1995, was 53,743,682. The Company has issued 53,852,874 shares of Common Stock, of which 109,192 shares are currently held by the Company as treasury stock. As of March 1, 1995, there were approximately 14,895 recordholders of Common Stock.

DIVIDENDS

     The holders of Common Stock are entitled to dividends, when and as declared by the Board of Directors of the Company, provided that the Company has funds legally available for the payment of dividends and is not otherwise restricted from the payment of dividends. The Company's existing secured credit agreement and the indenture governing the Senior Notes (defined herein) limit cash dividends paid by the Company on its Common Stock. The Company has not paid any dividends on the Common Stock since the issuance of the Common Stock in October 1991, and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.

CONVERTIBLE DEBENTURES

     At December 31, 1994, the Company had outstanding $9.9 million principal amount of its Convertible Debentures which are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into Common Stock at the conversion price of $12.375 per share, subject to adjustment in certain events (see Note 12 to the December 31, 1994, Consolidated Financial Statements). Following completion of the Financial Restructuring, the conversion price of $12.375 per share remains unchanged. In December 1994, the Company completed the Financial Restructuring in which approximately $89.0 million of its Convertible Debentures were converted into approximately 22.8 million shares of the Company's Common Stock (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

ITEM 6.  SELECTED FINANCIAL DATA

     Except for "Other Data" and "Operating Data," the following information has been extracted from the audited Consolidated Financial Statements of the Company for each of the respective periods. The Company's results of operations for the ten months ended October 31, 1991, and the year ended December 31, 1990, are not representative of normal operations, and thus, are not comparable to its results of operations for subsequent periods due to the effects of the strike that began on March 2, 1990, and the Company's subsequent Chapter 11 reorganization. See "ITEM 1. BUSINESS -- 1991 Reorganization Under Chapter 11" included elsewhere in this filing. Additionally, as a result of the adoption of fresh start financial reporting upon emergence from bankruptcy and the consolidation, pursuant to the Company's Chapter 11 plan of reorganization, of the operations of the Company and its subsidiaries and previously unconsolidated affiliates under a centralized corporate structure, the Statement of Operations Data for the ten months ended October 31, 1991 and for the year ended December 31, 1990, are not comparable to the Statement of Operations Data and the Operating Data presented for later periods, and the Statement of Financial Position Data presented as of December 31, 1990, is not comparable to the Statement of Financial Position Data presented as of any later date. The following financial data, as it relates to the Company, should be read in conjunction with "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "ITEM 1. BUSINESS" and the Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries included elsewhere in this filing.

FIVE-YEAR STATISTICAL SUMMARY (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEARS ENDED                 TWO MONTHS    TEN MONTHS       YEAR
                                                        DECEMBER 31,                  ENDED         ENDED         ENDED
                                           --------------------------------------  DECEMBER 31,  OCTOBER 31,   DECEMBER 31,
                                              1994          1993          1992         1991          1991          1990
                                           -----------   -----------   ----------  ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:
  Operating revenues...................... $   616,331   $   666,496   $  692,981   $  124,937    $  609,751    $  706,663
  Operating expenses
    Transportation services...............     645,761       593,501      604,094      109,888       583,968       767,147
    Depreciation and amortization.........      36,046        33,154       33,499        5,255        24,478        28,630
  Interest expense........................      33,456        30,832       35,297        6,038        15,557        29,947
  Reorganization costs(a).................          --            --           --           --        83,150        57,067
  Income tax provision (benefit)(b).......      16,862         6,253        9,142        1,580          (355)         (692)
  Income (loss) before discontinued
    operations, extraordinary items and
    cumulative effect of a change in
    accounting principle(b)...............    (115,794)        8,594       10,949        2,176       (97,047)     (175,436)
  Discontinued operations(c)..............          --            --           --           --            --        19,385
  Income (loss) before extraordinary items
    and cumulative effect of a change in
    accounting principle(b)...............    (115,794)        8,594       10,949        2,176       (97,047)     (194,821)
  Extraordinary items(d)..................     (38,373)          407           --           --      (249,698)           --
  Cumulative effect of a change in
    accounting principle(e)...............          --           690           --           --            --            --
  Net income (loss)....................... $   (77,421)  $     7,497   $   10,949   $    2,176    $  152,651    $ (194,821)
    Earnings per share of Common Stock(f):
      Primary
        Income (loss) before extraordinary
          items and cumulative effect of a
          change in accounting
          principle....................... $     (7.58)  $      0.65   $     1.10   $     0.22           N/A           N/A
          Extraordinary items.............        2.51         (0.03)          --           --           N/A           N/A
        Cumulative effect of a change in
          accounting principle............          --         (0.05)          --           --           N/A           N/A
                                           -----------   -----------   ----------  ------------
        Net income (loss)................. $     (5.07)  $      0.57   $     1.10   $     0.22           N/A           N/A
                                            ==========    ==========    =========  ============
      Fully diluted
        Income (loss) before extraordinary
          items and cumulative effect of a
          change in accounting
          principle....................... $     (7.58)  $      0.65   $     0.96   $     0.22           N/A           N/A
  Extraordinary items.....................        2.51         (0.03)          --           --           N/A           N/A
        Cumulative effect of a change in
          accounting principle............          --         (0.05)          --           --           N/A           N/A
                                           -----------   -----------   ----------  ------------
        Net income (loss)................. $     (5.07)  $      0.57   $     0.96   $     0.22           N/A           N/A
                                            ==========    ==========    =========  ============

                                                        YEARS ENDED                 TWO MONTHS    TEN MONTHS       YEAR
                                                        DECEMBER 31,                  ENDED         ENDED         ENDED
                                           --------------------------------------  DECEMBER 31,  OCTOBER 31,   DECEMBER 31,
                                              1994          1993          1992         1991          1991          1990
                                           -----------   -----------   ----------  ------------  ------------  ------------
STATEMENT OF FINANCIAL POSITION DATA:
  Total assets............................ $   511,449   $   541,812   $  485,936   $  480,667    $  503,462    $  488,784
  Prepetition liabilities.................          --            --           --           --            --       510,115
  Long-term debt(g).......................     197,125       260,412      290,712      269,010       290,873        16,636
  Stockholders' equity (deficit)..........     153,196       152,166       52,262       41,813        39,637      (165,226)
OTHER DATA:
  Outstanding shares of Common Stock(f)...  37,458,552    14,651,154    9,911,029    9,911,026           N/A           N/A
  Number of common stockholders(f)........      14,692        14,611       15,890       15,800           N/A           N/A
  Dividends declared per common
    share(f)..............................          --            --           --           --           N/A           N/A
OPERATING DATA:
  Regular service miles operated
    (millions)............................         236           235          242           41           209           243
  Passenger miles (millions)..............       5,392         5,926        5,967          989         5,394         5,972
  Load factor (% of available seats
    filled)...............................        49.9          56.0         54.8         53.9          57.5          54.6
  Yield per passenger mile (cents)........        9.61          9.45         9.73        10.26          9.39          9.31
  Yield per bus mile (dollars)............        2.20          2.38         2.40         2.49          2.42          2.29

---------------

NOTES:

(a) These reorganization costs are incremental revenues and expenses related to the Company's Chapter 11 reorganization combined with the impact of the application of fresh start reporting to record the fair value of assets and assumed liabilities of the reorganized Company.

(b) The 1994 loss reflected $61.9 million in certain operating charges, including increases in insurance and legal reserves to recognize the pre-bankruptcy claims previously barred by the courts, adverse claims development in 1994, and certain litigation exposure; write-downs of real estate and other assets; costs associated with an operational restructuring; and a $17.0 million increase in the income tax provision due to the reversal of deferred taxes.

(c) Reflects the Company's loss from operations and on disposal of the bus manufacturing and service parts sales division during the year ended December 31,1990.

(d) For the year ended December 31, 1994, the Company recorded an extraordinary loss of $3.6 million, of which $3.2 million related to the write-off of debt issuance costs and $400,000 related to professional fees in conjunction with the replacement of the Company's existing credit agreement with a new credit agreement. The Company also recorded an extraordinary gain of $41.9 million for the year ended December 31, 1994, related to the conversion of $89.0 million of Convertible Debentures into Common Stock (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). The Company recorded an extraordinary loss of $407,000 for the year ended December 31, 1993, on the write-off of debt issuance costs related to the replacement of the Company's then existing credit agreement with a new credit agreement (see Note 9 to the December 31, 1994, Consolidated Financial Statements). The Company recorded an extraordinary gain on extinguishment of debt of $249.7 million for the ten months ended October 31, 1991, related to its emergence from bankruptcy.

(e) The net impact from adoption of SFAS No. 109 (defined herein, see Note 13 to the December 31, 1994, Consolidated Financial Statements) was $690,000 and is reported as a charge to earnings as the cumulative effect of a change in accounting principle for the year ended December 31, 1993.

(f) The completion of the tender offer portion of the Company's Financial Restructuring resulted in the issuance of approximately 22.8 million shares of Common Stock in December 1994 upon the conversion of approximately $89.0 million of Convertible Debentures into Common Stock. In January 1995, the Company issued an additional 16.3 million shares of Common Stock in connection with the consummation of the Rights Offering. The Company was a privately held corporation prior to emergence from bankruptcy on October 31, 1991.

(g) The Company's long-term debt was reduced by $89.0 million related to the conversion of the Convertible Debentures into Common Stock (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGY

     The Company has experienced continuing declines in demand for its services, primarily as a result of poor operations beginning in the latter half of 1993, which included limited telephone answering capacity and ineffective pricing strategies as well as the increasing availability and reliability of automobile travel and, in certain markets, significant competition from regional bus companies and discount airlines. In response, in mid-1994 the Company initiated a review of all facets of its business, including its route structure, schedules, city-pair offerings, marketing and pricing strategies, systems, properties and personnel requirements. New management continued and refocused this review. As a result, the Company is increasing its focus on the basic operations of its business, including increasing telephone answering capacity, improving on-time performance, restaffing the pricing function to actively manage pricing in individual markets, reducing the use of deeply discounted advance purchase tickets and introducing every day low pricing. Such a "back to basics" strategy will seek to maximize the unique value of the national bus network and will focus on serving both the long and short-haul markets while connecting rural and urban America. The Company's new strategy will be supported by a marketing campaign that integrates advertising, public relations, sales promotion, and pricing.

     The Company also plans to continue to de-emphasize the reservation portion of its TRIPS system in order to simplify the ticketing process, reduce ticketing time, provide for more responsive telephone service and expand TRIPS to serve more selling locations. Plans to improve service also include opening an additional telephone center, thus providing more telephone answering capacity during peak times. Additionally, the Company is attempting to reestablish relations with the regional bus carriers in order to enhance interline service and possibly increase the use of shared terminals. The Company plans to increase its position in the charter business in the twelve to fifteen locations where the Company has sufficient maintenance capabilities and transportation management, and the Company will attempt to improve its position in its package express delivery service through localized marketing strategies and price and schedule improvements. Management is currently developing charter and package express programs to determine their revenue potential and cost effectiveness.

     During the implementation of these and other revenue and cost initiatives, the full impact of expected cost savings and revenue increases may not be achieved until the strategic and operational reorganization is substantially complete. The Company believes that substantial progress will be made during 1995. However, full implementation of these revenue and cost initiatives will be achieved over the next twelve to eighteen months.

CAPITAL RESOURCES AND LIQUIDITY

     Capital Structure and Leverage. The Company is highly leveraged and requires significant cash flows to meet its debt and other continuing obligations. The Company had $197.1 million in long-term debt outstanding (excluding $17.1 million of issued and undrawn standby letters of credit) at December 31, 1994, consisting primarily of the Company's 10% Senior Notes due 2001 (the "Senior Notes"). The Company has semiannual interest payments (each January 31 and July 31) of $8.25 million due on the Senior Notes. The Company will also require $34.5 million in the aggregate for other debt service and $45.8 million for operating lease obligations during 1995. Additionally, the Company will have annual sinking fund payments on the Senior Notes, initially in the amount of $8.0 million and increasing annually thereafter, beginning July 31, 1996. Moreover, in connection with the Financial Restructuring
(see -- "Financial Restructuring"), the Company committed (as an inducement to an affiliate of the Company's principal bus supplier to serve as a "standby purchaser" in the Rights Offering), to prepay a portion of the approximately $20.6 million owed to Motor Coach Industries Acceptance Corporation ("MCIAC") at December 31, 1995, and to use its best efforts to refinance, on commercially reasonable terms, remaining amounts owed in respect of conditional sales financing for new bus purchases made during 1994. During February 1995, the Company pre-paid $12.9 million, in addition to paying scheduled debt service amounts, to MCIAC and as of March 1, 1995, aggregate amounts outstanding were $7.4 million. The pre-payment resulted in the release of liens on 64 buses, which collateral is available for refinancing.

     In order to deleverage the balance sheet and provide the Company with additional capital, the Company completed the Financial Restructuring in December 1994 (see -- "Financial Restructuring").

     Capital Expenditures. The Company's network of 562 properties and operating fleet of approximately 1,900 buses require significant annual capital and maintenance expenditures. In addition, the Company makes annual expenditures related to environmental compliance and remediation and the development of operating systems software. For the year ended December 31, 1994, the Company's capital expenditures (including new bus purchases of $69.5 million) totalled $81.6 million. Due to the Company's limited borrowing capacity and restrictions in its New Credit Facility (defined herein), the Company will limit its capital expenditures for the foreseeable future to items that management considers to be essential. The level of capital spending in 1993 and 1994 substantially reduced the age of the bus fleet. Such levels are not necessary in the future because at this time, the Company's fleet is at an acceptable age, which contributes to the dependability of service and acceptable levels of maintenance and operating costs. However, over a number of years, deferral of nonessential (non-bus) capital expenditures, the deferral of necessary capital expenditures on the Company's bus fleet or the inability to obtain new buses through lease financing would result in increased costs and a less dependable fleet, which may make the Company less competitive with other transportation companies in selected regional markets. Accordingly, elimination of the Company's capital expenditures over an extended period of time could have a material adverse effect on its results of operations if lease alternatives were not available. However, at this time the Company anticipates sufficient liquidity and financing sources to provide for an acceptable level of capital expenditures.

     During March 1994, the Company ordered 151 new buses from Motor Coach Industries International, Inc. ("MCII") for approximately $35 million. The Company had taken delivery of all of the new buses as of September 30, 1994. As delivery was taken, the new buses were 90 percent financed through a ten-year installment note, which is secured by the purchased buses and which bears interest at a rate of prime plus 1.5 percent. MCI subsequently transferred the financing for 50 of the buses to another lender and assigned the financing on the remaining 101 buses to MCI Acceptance Corp. ("MCIAC"), a wholly owned subsidiary of MCII. In connection with the Rights Offering the Company made a prepayment on the amount owed to MCIAC of $12.9 million during February 1995 (see Note 18 in the December 31, 1994 Consolidated Financial Statements).

     Liquidity. Operating cash flows, together with cash from financing activities, seasonal revolving credit borrowings and sales of assets, historically have been sufficient to fund the Company's investing activities, consisting primarily of capital expenditures for new bus acquisitions, systems development costs and, to a lesser extent, facilities upgrades. For the year ended December 31, 1994, however, operating activities required net cash of $13.2 million after giving effect to the return of $14.0 million in cash collateral held by the Company's primary insurance carrier, and the collection of a $4.7 million receivable resulting from the sale of the New York garage. The net cash required by operating activities, as well as cash required for investing activities consisting of capital expenditures of $81.6 million, was funded by cash on hand, proceeds from long-term borrowings or financings, additional sales of assets and proceeds received from the Rights Offerings
(see -- "Financial Restructuring"). After the uses of cash, the Company had cash and cash equivalents of $9.5 million at December 31, 1994, and no outstanding borrowing on its revolving line of credit.

     During January 1994, the Company terminated a $75.0 million interest rate swap agreement, which was one of three interest rate swap agreements entered into during July 1993, covering $150.0 million in long-term debt. The gain resulting from the termination was $1.6 million and will be recognized evenly over the remaining term of the five-year agreement. The Company amended the remaining two interest rate swap agreements on October 6, 1994, to lock in the future payments under the agreements until maturity in July 1998. The net result of the amendments is that these swaps will not be subject to interest rate risk. Consequently, should interest rates increase, the Company's payments under the agreements will not be adversely affected. Conversely, should interest rates decline, the Company would not receive any benefit. Under the amendments, the Company will be required to pay and recognize the incremental interest expense of $6.2 million over the remaining term of the five-year agreements. The Company has collateralized its payment obligations under the amended agreements with a $1.1 million letter of credit and liens on six pieces of real property.

     In addition, in March 1994, the Company completed the fourth and fifth tranches of a large sale/leaseback transaction, begun in December 1993, by entering into two additional lease agreements in a $28.0 million sale/leaseback of 125 buses. An $8.1 million increase to the pledged assets was required as a collateral deposit on these additional lease agreements.

     During October 1994, the Company entered into a new revolving credit facility (the "New Credit Facility") with Foothill Capital Corporation ("Foothill"), which replaced the Company's prior bank facility. The New Credit Facility provides for revolving loans and letters of credit and/or letter of credit guarantees of up to $35.0 million. A portion of availability under the New Credit Facility is limited by a formula derived from accounts receivable. The New Credit Facility matures on January 1, 1996, although the Company, at its sole option, may extend the term of the New Credit Facility to January 1, 1998. As of December 31, 1994, there were approximately $17.1 million in letters of credit outstanding under the New Credit Facility, with an additional $16.4 million in available borrowing capacity thereunder.

     On February 17, 1995, the Company completed negotiations and received a signed commitment term sheet, subject to documentation, regarding revised terms for the New Credit Facility, (the "New Credit Facility, as revised") for which Foothill will continue to be the lead agent. The new terms provide for revolving loans and letter of credit and/or letter of credit guarantees up to a maximum commitment of $73.5 million, subject to syndication. Foothill's commitment remains at $25.0 million. Availability under the New Credit Facility, as revised, would be limited to the aggregate of the following: (1) revolving advances of up to $3.5 million based on a formula of eligible accounts receivable, (2) revolving advances of $35.0 million based on the value of certain fixed asset collateral pledged to Foothill, which amount may be increased to $45.0 million by the pledge of additional collateral acceptable to Foothill ("Fixed Asset Advances"); availability under Fixed Asset Advances will be subject to quarterly reductions in availability beginning in April 1996 and,
(3) a Bus Purchase Facility of up to $25.0 million, activated solely through the pledging of new bus collateral. The New Credit Facility, as revised, would mature on March 31, 1998 and would be secured by liens on substantially all the assets of the Company, excluding new equipment purchases, unless specifically pledged to support borrowings under the Bus Purchase Facility. The New Credit Facility, as revised, would allow the Company to dispose of certain non-core real estate properties. The New Credit Facility, as revised, would provide for an adjustable interest margin over prime borrowing rate, tied to the Company's financial performance and achievement of its financial plan. The borrowing margin would be adjusted quarterly beginning with the four quarters ending December 31, 1995. The New Credit Facility, as revised, would also be subject to financial covenants, including maintenance of a certain net worth and operating ratio. As of March 31, 1995, syndication commitments under the New Credit Facility, as revised, totaled $10.0 million with total availability of $35.0 million.

     The Company believes that the Financial Restructuring (see "Financial Restructuring") and the New Credit Facility provide sufficient liquidity to meet the Company's obligations during 1995. Should the past revenue trends continue and ridership decline substantially, even though recent ridership trends have been positive, and should the New Credit Facility be insufficient to meet the Company's liquidity and operating cash flow needs, the Company may elect to postpone or reduce its capital spending program and reduce the level of operations to continue to meet its financial obligations.

FINANCIAL RESTRUCTURING

     The Company's loss in the first half of 1994 substantially diminished its cash resources and resulted in defaults under the prior credit agreement entered into in December 1993. Although the Company obtained waivers of those defaults and commenced negotiations with its senior lender regarding appropriate amendments to the prior credit agreement, as a condition to the bank waiver, the revolving loan commitment under the prior credit agreement was reduced from $60.0 million to $25.8 million, leaving the Company with $10.0 million in available borrowing capacity as of June 30, 1994, after considering outstanding letters of credit of $15.8 million. As a result of the reduction in available borrowing capacity under the prior credit agreement, the continuing decline in demand for the Company's services and the costs anticipated for its strategic and operational reorganization, management and the Board of Directors concluded that a comprehensive change to the Company's capital structure was necessary. That decision led to the formulation of a financial restructuring plan (the "Financial Restructuring") consisting of (i) the execution of the New Credit Facility; (ii) an offer (the "Tender Offer") to convert the entire $98.9 million in aggregate principal amount of the Company's Convertible Debentures into shares of Common Stock at a conversion rate of approximately 256 shares of Common Stock for each $1,000 principal amount of bond and (iii) a pro rata offering (the "Rights Offering") to the Company's stockholders of the opportunity to subscribe for and purchase, for $35.0 million cash, 16.3 million new shares of Common Stock.

     On December 22, 1994, the Company announced the successful completion of the Tender Offer for its Convertible Debentures with $89.0 million, or 90.011%, of the outstanding Convertible Debentures being tendered. The Company also announced that its $35.0 million Rights Offering for approximately 16.3 million shares of Common Stock had been fully committed. As of December 31, 1994, $19.9 million of the proceeds from the Rights Offering had been received. The Company received the balance of the proceeds of the Rights Offering in January 1995. Additionally, as part of the Financial Restructuring, the Company agreed to refinance approximately $20.6 million of bus financing provided by MCIAC and prepaid MCIAC $12.9 million on the outstanding financing in February 1995
(see -- "Capital Resources and Liquidity"). The Financial Restructuring reduced the Company's annual interest burden by $7.6 million, and reduced the Company's debt-to-equity ratio to 1.3:1 at December 31, 1994 from 8.0:1 had the Financial Restructuring not been completed.

     Certain Contingencies. The Company is subject to various contingencies that could affect its liquidity position in the future. See "ITEM 3. LEGAL PROCEEDINGS."

1994 AND 1993 RESULTS OF OPERATIONS

     The Company's business is seasonal in nature and generally follows the pattern of the travel business as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. Historically, the Company has experienced substantial seasonal variances in its results of operations with the third quarter, which includes the summer peak travel season, providing the largest contribution to the Company's annual operating income. The second quarter generally reflects minimal net income and the first quarter is typically a loss period. However, due to weak demand for the Company's passenger service throughout 1994, the Company experienced a significant loss for the year. For 1994, the Company had an operating loss of $65.5 million, which included $61.9 million in certain operating charges, compared to $39.8 million in operating income for 1993. Those charges related to the write-down to the expected market value of certain real estate assets currently or expected to be classified as surplus, charges to reflect the payment of pre-1991 claims that the Bankruptcy Court allowed notwithstanding that those claims previously had been barred by the court, adverse claims development in 1994, certain litigation exposure and costs related to the Company's strategic and operational reorganization. In addition, in the third quarter of 1994, the Company recorded a noncash, non-operating charge when it fully reserved its $17.0 million deferred tax asset. The Company also incurred a $3.6 million extraordinary loss for the write-off of deferred financing charges related to the prior credit agreement, which the Company refinanced in October 1994. That extraordinary loss was offset by a $41.9 million extraordinary gain resulting from the conversion of $89.0 million of Convertible Debentures in the Financial Restructuring.

     Operating Revenues. Regular route revenues declined $41.5 million (or 7.4%) in 1994 compared to 1993. Overall demand for the Company's passenger service declined, as reflected in a decrease in passengers carried of 462,000 (or 3.0%) in 1994 compared to 1993. In an effort to increase ridership, under previous management, an aggressive advertising campaign offering discounted fares was initiated early in 1994 and was continued through the third quarter. Although ridership began to increase, the lower fares resulted in lower yields (revenue per passenger mile) and did not produce revenue equal to the prior year. By contrast, in an effort to increase regular route revenue, the Company's new management (see "ITEM 10. DIRECTORS AND

EXECUTIVE OFFICERS OF THE REGISTRANT") is focusing on a "back to basics" strategy (see "ITEM 1. BUSINESS STRATEGY").

     Package express delivery service revenues declined $7.7 million (or 16.0%) in 1994 compared to 1993. Package express revenues continued to decline from prior years due to intense competition in the package express delivery service business from overnight carriers and the de-emphasis by the Company of this service.

     Food services revenues increased $380,000 (or 1.9%) in 1994 compared to 1993. However, cost of goods sold for food services also increased $848,000 (or 6.7%) in 1994 compared to 1993. The Company is in the process of opening new locations and closing non-profitable locations. Additionally, in an effort to gain control over the quality of service provided in the terminals, the Company has converted 34 locations over the past three years from agent-operated to Company-operated locations.

     Operating Expenses. Total operating expenses increased by $55.2 million (or 8.8%) in 1994 compared to 1993.

     Despite a slight increase in regular service miles operated for the year, maintenance costs continue to decline from 1993 as a result of a reduction of fleet age, successful efforts to reduce overhead including downsizing certain garage locations to service islands, and increased training and more efficient use of maintenance personnel. The decrease in maintenance expenses was partially offset by $3.8 million in certain operating charges.

     Transportation costs showed only a slight increase of $482,000 in 1994 compared to 1993 due primarily to an increase in drivers' wages. Drivers' wages and training will continue to increase as plans are made to hire more drivers to fill existing needs and to accommodate the additional routes to be scheduled in the peak summer season. Also, the Company's new management believes several of the field management positions which were eliminated were key positions necessary to the transportation operations and this reduction in the workforce had a negative effect on operations. Therefore, efforts are being made to restaff certain field management positions.

     Agents' commissions and station costs decreased $2.8 million primarily due to decreased ticket commissions and salaries. Ticket commissions decreased primarily due to a decrease in ticket sales and the conversion of certain terminals operated by independent contractors to Company-operated terminals during 1993. During 1993, 107 terminals were converted. During 1994, the Company returned 22 of the smaller locations to agent-operated terminals when it was determined that the conversion process was no longer profitable at the smaller locations. Though there were fewer converted locations at the end of 1994 than 1993, a savings still resulted from the 85 remaining conversions which were in place all year in 1994 and only a partial year in 1993. Also, salaries decreased as a result of the Company's elimination of certain field management positions in a continuing effort to reduce overhead. These decreases in costs were partially offset by $1.3 million in certain charges primarily due to the write-off of certain receivables.

     Marketing expenses increased $8.0 million in 1994 compared to 1993. Advertising expense for the year ended December 31, 1994, was $24.4 million, which was a $5.5 million increase compared to 1993. An aggressive advertising campaign was initiated in the first quarter of 1994 in an effort to improve traffic following the California earthquake and severe winter weather in the Northeast and in response to the generally weak demand for the Company's passenger services. This advertising campaign continued into the third quarter. Advertising costs will be greatly reduced in 1995 from 1994, as the Company adopts different and more effective approaches to reaching its customers. Also, communication costs related to TRIPS increased $1.9 million because TRIPS was operational for a full year in 1994 and only on a limited basis in 1993. In addition, several manual field locations were converted to TRIPS sites.

     Insurance and safety costs increased $31.6 million in 1994 compared to 1993. This increase was primarily due to certain charges of $30.7 million which adjusted insurance reserves to recognize the pre-bankruptcy claims previously barred by the courts and adverse claims development in 1994. Charges were also included to reflect other potential legal exposures. The Company's management believes it has adequate reserve levels to cover its potential claims liability.

     General and administrative expenses increased $3.2 million in 1994 compared to 1993, which is due to an increase in salaries as a result of severance packages and overall wage increases resulting from moving the Company's accounting center from West Des Moines to Dallas. Additionally, information systems costs have increased as TRIPS was functional for a full year in 1994 and only a partial year in 1993 which increased equipment lease costs and usage fees. Offsetting these increased expenses is a net $3.6 million increase in pension income as compared to 1993.

     Depreciation and amortization costs increased $2.9 million in 1994 compared to 1993. Excluding charges of $7.0 million, depreciation expense decreased $4.1 million resulting from fewer buses owned than in the prior year due to sale/leaseback transactions. The $7.0 million was recorded to recognize impairment of certain properties which are less than fully utilized.

     Operating rents increased $3.0 million in 1994 compared to 1993, caused primarily by the increase in leased bus rental expense relating to the sale/leaseback of 319 buses in December 1993 and 125 buses in March 1994. Operating rental expense for leased buses for the years ended December 31, 1994 and 1993 was $22.7 million and $20.0 million, respectively, excluding daily rents and other short term leases during peak periods.

     Other operating expenses increased $9.4 million in 1994 compared to 1993 primarily due to certain charges. These charges included $4.5 million in write-downs taken to reflect the expected market value of real estate properties which are no longer being utilized by the Company and which are expected to be sold. Additionally, the Company reevaluated all software and systems on its books. This reevaluation resulted in $2.9 million in charges to write-off certain systems which, due to current year operational changes, have limited or no functionality. In late 1994, the Company discontinued use of the VORAD radar detection system because an extensive investment would be required to upgrade and maintain its effectiveness.

     Expenses of $2.5 million were recorded during 1994 related to the Company's strategic and operational reorganization. This amount consists primarily of severance costs related to management overhead reductions.

     Interest Expense. For the year ended December 31, 1994, interest expense was $33.5 million compared to $30.8 million in 1993. Interest expense included net savings of $713,000 in 1994 and $1.4 million in 1993 resulting from the interest rate swap agreements entered into during 1993. The Company amended its two remaining interest rate swap agreements on October 6, 1994, to lock in the future payments under the agreements until maturity in July 1998. The net result of the amendments is to ensure that these swaps will not be subject to interest rate risk. Consequently, should interest rates increase, the Company's payments under the agreements will not be adversely affected. Conversely, should interest rates decline, the Company would not receive any benefit. Under the amendments, the Company will be required to pay and recognize the related interest expense of $6.2 million over the remaining term of the five-year agreements. The Company has collateralized its payment obligations under the terminated agreements with a $1.1 million letter of credit and liens on six pieces of real property.

     Income Taxes. For the quarter ended March 31, 1994, the Company recorded an income tax benefit of $10.6 million as a result of its pre-tax loss and increased its deferred tax asset. At that time, projections indicated that it was "more likely than not" that the income tax benefit would be utilized to offset future period income tax expense. At June 30, 1994, projections were revised, and the Company expected to have a net loss for the year, due, in part, to its strategic and operational reorganization. As a result, there was less of a likelihood that the Company would utilize the income tax benefit, recognized during the first quarter and therefore, the income tax benefit recorded for the quarter ended March 31, 1994, was reversed during the second quarter. In addition, as the projected losses continued to grow during the third quarter, the Company concluded that the valuation allowance for the deferred tax asset should be increased to reserve for the remaining $17.0 million asset. Due to the uncertainty as a result of the Financial Restructuring and the ongoing strategic and operational reorganization by the Company, the Company believed it no longer met the "more likely than not" realization criteria of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). In addition, the Company did not provide an income tax benefit on the loss for the year ended December 31, 1994.

     At December 31, 1994, the Company's net deferred tax assets total $24.9 million, less a valuation allowance of the same amount. Future use of the deferred tax asset would normally be offset by an equal reduction in the valuation allowance; however, due to fresh start reporting, approximately $4.9 million of the valuation allowance will be used to reduce intangible assets that existed as of the fresh start reporting date or will result in increases to capital in excess of par value.

     The Financial Restructuring generated significant amounts of income from discharge of indebtedness ("DOD Income") for income tax purposes. The DOD Income was offset by current year losses, thus eliminating the tax exposure created by the Financial Restructuring. The Financial Restructuring also resulted in an ownership change, as defined under section 382 of the Internal Revenue Code (the "Code"). The provisions of the Code, as they apply to the Company, require that an annual limitation be placed on the amount of net operating loss ("NOL") which may be utilized. Consequently, the Company's NOL carryforwards are now subject to an annual limitation of $2.1 million. Any unused portion of the current annual limitation may be carried forward to the following year. As a result, the Company will carryforward available NOL's of $31.5 million.

     Extraordinary Items. The Company recorded an extraordinary loss of $3.2 million during the third quarter of 1994 for the write-off of debt issue costs related to the prior credit facility and an additional $417,000 of extraordinary loss for professional fees related to the Financial Restructuring. The extraordinary loss was offset by a $41.9 million extraordinary gain recorded in the fourth quarter related to the conversion of the Convertible Debentures to Common Stock.

1993 AND 1992 RESULTS OF OPERATIONS

     Operating Income. Operating income for 1993 was $39.8 million representing a decline of $15.5 million (or 28.1%) compared to 1992. Operating revenues declined $26.5 million (or 3.8%), and operating expenses declined $10.9 million (or 1.7%) for 1993 compared to 1992.

     Operating Revenues. Passenger service revenues declined $20.7 million (or 3.6%) for 1993 compared to 1992. Passenger miles decreased by 41.0 million miles (or 0.7%). The primary reasons for the decline in passenger miles were the continuing sluggishness in the economy and the problems experienced in the third quarter of 1993 with the introduction of the reservation system and the 1-800 telephone service. These problems have since been corrected. During the fourth quarter of 1993, the Company was able to halt the decline in passenger traffic by offering price discounts. Although the discounting and promotional programs were successful in improving traffic, revenues remained below 1992 levels due to overall lower prices. Other marketing initiatives in 1993 included the initiation, in nine test cities, of the "Easy Rider" program, the Company's preferred customer program designed to encourage repeat ridership through discount fares and other perquisites.

     Package express delivery service revenues declined $6.5 million (or 11.9%) in 1993 compared to 1992. Package express revenues continued to decline from prior years due to a reduction in service offered combined with intense competition in the package express delivery service business from overnight carriers.

     Charter revenues declined $1.8 million (or 29.2%) for 1993 compared to 1992. This decrease was due primarily to the reduction in the size of the fleet and, therefore, the portion of the fleet allocated to this service. Because charter operations are not the Company's most productive use of resources, only buses not utilized in regular operations are allocated to charter service.

     Food services revenues increased $8.0 million (or 65.6%) for 1993 compared to 1992. This increase was due to the conversion of certain restaurants formerly operated by independent contractors to Company-operated restaurants during 1992 and 1993. Each conversion resulted in gross revenue and expense being reported in lieu of net commission revenue from third-party agent locations. As of December 31, 1993, 33 locations had been converted to Company-operated restaurants, compared to 20 locations at December 31, 1992.

     Other operating revenues declined $5.4 million (or 13.8%) for 1993 compared to 1992. The decrease was due, in part, to a gain of $2.3 million on the sale of inventory which was recognized during the fourth quarter of

1992. In addition, a gain of $0.9 million on the sale of a fuel hedging agreement was recognized during 1992. Contributing $2.4 million to the decline in other revenues was a reduction in sublease revenues received in 1993 compared to 1992. During 1992 and through April 1993, the Company subleased 99 buses that were not being utilized by the Company. In May 1993, the Company began utilizing these buses.

     Operating Expenses. Total operating expenses declined by $10.9 million (or 1.7%) from 1992 levels. This was in part due to a reduction in bus miles operated of 6.9 million miles (or 2.8%) and an increase in the Company's load factor (percentage of available seats filled) from 54.8% in 1992 to 56.0% in 1993. The Company operated a newer, more reliable fleet in 1993, achieving 125,000 miles operated per bus compared to 108,000 miles in 1992. The Company incurred higher costs in the areas of training and communication due to the introduction of its passenger reservation system and 1-800 telephone service.

     Maintenance expenses were $77.9 million for 1993. This reflected an improvement of $19.4 million (or 20.0%) for 1993 compared to 1992. The reduction in expenses was due, in part, to an $8.9 million decrease in materials expense, which was the result of the implementation during the fourth quarter of 1992 of a "Continuous Quality Maintenance" program to better control repair costs and improve the reliability of the fleet. The Company also standardized the number of makes and models of buses and types of engines used in its fleet, thereby further reducing maintenance costs. The Company reduced the number of garages that performed full-service repairs with a resulting reduction in overhead costs. At December 31, 1993, the Company operated 17 full-service garages at key network flow points compared to 36 full-service garages at December 31, 1992. In addition to full-service garages, at December 31, 1993, the Company operated 31 service islands that performed routine maintenance as well as fueling. Also contributing to the maintenance expense reduction was a decrease in building repairs expense of $3.1 million which was due to an increase in capital expenditures for extensive garage refurbishments thus reducing ongoing repair costs.

     Transportation expenses declined $5.2 million (or 3.7%) for 1993 compared to 1992. This decline was primarily attributable to a reduction in the Company's fuel costs of $2.8 million, of which $1.0 million was due to the decrease in bus miles operated, $1.1 million was due to the reduction in fuel prices and the remainder was due to fuel efficiency improvements associated with the acquisition of new buses. At December 31, 1993, fuel costs constituted approximately 4% of the Company's total operating expenses. Also contributing to the decline in transportation costs is the reduction in supervisor's salaries of $1.3 million in 1993 resulting from the reorganization and consolidation of driver and customer service supervisors.

     Agents' commissions and station costs increased $4.5 million (or 3.8%) for 1993 compared to 1992, primarily due to a $3.0 million increase in communication costs related to the telephone information center and training related to the reservation system. This increase was partially offset by cost savings related to the conversion of certain terminals operated by independent contractors to Company-operated terminals during 1992 and 1993. As of December 31, 1993, 226 major terminals had been converted to Company-operated terminals, representing 72.5% of the Company's total ticket sales for the year ended December 31, 1993. This is in comparison to 119 Company-operated terminals at December 31, 1992, representing 58.9% of total ticket sales for 1992. The reduction in agents' commissions and station costs resulting from the terminal conversions was partially offset by increased salaries paid to supervisory personnel in the converted terminals. Also offsetting the increase in agents' commissions and station costs was a reduction in ticket and package express commissions paid to independent contractors resulting from the decrease in passenger service and package express revenues.

     Marketing, advertising and traffic expenses increased $4.0 million (or 16.3%) for 1993 compared to 1992. This increase was primarily due to an increase in communication costs related to the reservation system. This increase was also attributable to a $1.4 million increase in advertising expense, due to an aggressive advertising campaign in early 1993 designed to stimulate passenger traffic for the summer months and promote awareness of lower fares.

     Insurance and safety expenses increased $3.3 million (or 6.9%) for 1993 compared to 1992. During 1992, insurance and safety expenses included a one-time reduction of $6.9 million relating to pre-bankruptcy claims.

     General and administrative costs increased $2.2 million (or 3.3%) for 1993 compared to 1992. This is primarily due to a $1.6 million increase in information systems costs due to an increase in equipment lease costs and usage fees relating to the passenger reservation system. During 1993, $1.1 million in net periodic pension income was recognized. To reflect prevailing market conditions, the Company lowered the discount rate used to value its pension liability at December 31, 1993. Since the majority of participants in the Company's pension plan are retired, the lower discount rate has caused a reduction in future interest cost on the projected benefit obligation in excess of the offsetting increase in 1994 service cost.

     Operating taxes and licenses increased $1.3 million (or 2.8%) for 1993 compared to 1992. This was due, in part, to a 4.3 cents per gallon increase in fuel taxes that took effect October 1, 1993.

     Operating rents declined $9.0 million (or 16.6%) for 1993 compared to 1992 due to the expiration of various bus lease agreements during 1993 and late 1992. These lease agreements were not renewed because the Company purchased new buses during 1992 and 1993 as part of its fleet modernization strategy. New bus lease agreements were entered into during December 1993 for 319 buses. Operating rental expense for leased buses for the years ended December 31, 1993 and 1992 was $20.0 million and $27.8 million, respectively, excluding daily rents and short term leases for peak periods.

     Cost of goods sold -- food services increased $4.9 million (or 62.5%) for 1993 compared to 1992. This increase was due to additional costs related to the restaurants that were converted from concessionaire-operated locations to Company-operated restaurants in 1993 and late 1992.

     Other operating expenses increased $2.9 million for 1993 compared to 1992. During December 1993, the Company recognized a $2.0 million restructuring charge to reflect severance and other related costs associated with a structural downsizing that took place in January 1994.

     Gain on Sale of Assets. During June 1993, a gain of $5.8 million ($3.5 million, net of tax) was recorded on the sale of the New York City maintenance facility leasehold interest.

     Interest Expense. Interest expense decreased $4.5 million (or 12.7%) for 1993 compared to 1992. In May 1993, the Company paid off its revolving loan with the proceeds of the Common Stock offering, pending the usage of those proceeds for new bus purchases which contributed $1.2 million to the interest expense savings. Also contributing approximately $1.4 million were the savings resulting from the interest rate swap agreements entered into during 1993. The remainder of the reduction in interest expense is due primarily to a $1.1 million reduction in interest expense on capital leases as a result of the expiration of capital leases for buses during 1993 and late 1992.

     Income Tax Provision. The provision for income taxes declined $2.9 million (or 31.6%) for 1993 compared to 1992. The effective tax rate for the year ended December 31, 1993 was 42.1%, compared to 45.5% for 1992.

     Extraordinary Item. In December 1993, the Company recorded an extraordinary loss of $665,000 ($407,000, net of tax benefit) in connection with the write-off of debt issuance costs related to the replacement of the Company's existing credit agreement with the new Credit Agreement.

     Cumulative Effect of a Change in Accounting Principle. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires, among other things, an asset and liability approach for financial accounting and reporting for income taxes. The Company adopted SFAS No. 109 on January 1, 1993. The adoption of SFAS No. 109 resulted in a deferred tax asset of $41.6 million, less a valuation allowance of the same amount. At December 31, 1993, the Company recorded a deferred tax asset of $51.5 million, less a valuation allowance of $34.5 million.

     Future benefits to be recognized from utilization of the deferred tax asset will come primarily from net operating loss carryforwards ("NOL's") and certain other tax deductions such as depreciation and reserve expenses. In 1993, the Company believed that it was more likely than not that the potential realization of NOL's and other tax deductions was sufficient to establish a net deferred tax asset of $17.0 million. The realization of deferred tax assets for the years ended December 31, 1993 and 1992 amounted to $6.2 million and $8.7 million, respectively. The minimum amount of book income before income taxes required to realize this deferred tax asset would be approximately $43.6 million. Book income before income taxes, extraordinary item and cumulative effect of a change in accounting principle for the years ended December 31, 1993 and 1992 was $14.8 and $20.1 million, respectively (see "1994 and 1993 Results of Operations -- Income Taxes").

     The net impact from adoption of SFAS No. 109 was $690,000 and is reported as a charge to 1993 earnings as the cumulative effect of a change in an accounting principle in the Consolidated Statement of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                     PAGE NO.
                                                                                     --------
Management Report on Responsibility for Financial Reporting........................     27
Report of Independent Public Accountants...........................................     28
Consolidated Statements of Financial Position at December 31, 1994 and 1993........     29
Consolidated Statements of Operations for the Years Ended
  December 31, 1994, 1993 and 1992.................................................     30
Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1994, 1993 and 1992.................................................     31
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1993 and 1992.................................................     32
Notes to Consolidated Financial Statements.........................................     33
Report of Independent Public Accountants...........................................     60
Schedule II -- Valuation and Qualifying Accounts -- For the Years Ended
  December 31, 1994, 1993 and 1992.................................................     61

                      MANAGEMENT REPORT ON RESPONSIBILITY
                            FOR FINANCIAL REPORTING

     The management of Greyhound Lines, Inc. and its subsidiaries (the "Company") has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis (other than accounting for income taxes, see Note
13) and are not misstated due to fraud or material error. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

     The Company's consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants approved by the Board of Directors. Management has made available to Arthur Andersen LLP all the Company's financial records and related data, as well as the minutes of the stockholders' and directors' meetings. Furthermore, management believes that all representations made to Arthur Andersen LLP during its audits were valid and appropriate.

     Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the internal control system for compliance. The Company maintains an internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audits of the Company's consolidated financial statements, Arthur Andersen LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of audit tests to be applied. Management has considered the internal auditors' and Arthur Andersen LLP's recommendations concerning the Company's system of internal control and has taken actions that the Company believes respond appropriately to these recommendations. Management believes that the Company's system of internal control is adequate to accomplish the objectives discussed herein.

     Management also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's code of corporate conduct, which is publicized throughout the Company. The code of conduct addresses, among other things, the necessity of ensuring open communication within the Company; potential conflicts of interests; compliance with all domestic and foreign laws, including those relating to financial disclosure; and the confidentiality of proprietary information. The Company maintains a systematic program to assess compliance with these policies.

                                                    Craig R. Lentzsch
                                            President/Chief Executive Officer
                                               and Chief Financial Officer

                                                      Martha Smither
                                               Principal Accounting Officer

Dallas, Texas
March 30, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Greyhound Lines, Inc.:

     We have audited the accompanying consolidated statements of financial position of Greyhound Lines, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greyhound Lines, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As explained in Note 13 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

                                          ARTHUR ANDERSEN LLP

Dallas, Texas
February 14, 1995
(except with respect to
the matters discussed in
Note 20, as to which date
is March 30, 1995)

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                   DECEMBER 31,
                                                                                               ---------------------
                                                                                                 1994         1993
                                                                                               --------     --------
Current Assets
  Cash and cash equivalents..................................................................  $  9,454     $ 39,643
  Accounts receivable, less allowance for doubtful accounts of $840 and $707.................    33,584       36,751
  Stock subscription receivable..............................................................    15,150           --
  Inventories................................................................................     3,779        7,184
  Deferred income taxes, net of valuation allowance of $14,028 and $12,381...................        --        6,098
  Prepaid expenses...........................................................................    10,248        9,117
  Assets held for sale.......................................................................     9,526        1,654
  Other current assets.......................................................................    12,859       10,939
                                                                                               --------     --------
    Total current assets.....................................................................    94,600      111,386

Prepaid Pension Plans........................................................................    22,250       16,538
Property, Plant and Equipment, net of accumulated depreciation of $68,388 and $50,466........   287,875      283,102
Investments in Unconsolidated Affiliates.....................................................     1,312        1,210
Deferred Income Taxes, net of valuation allowance of $10,951 and $22,134.....................        --       10,902
Deferred Costs and Other Assets, net of accumulated amortization of $352 and $342............    86,858       97,689
Intangible Assets, net of accumulated amortization of $9,292 and $5,191......................    18,554       20,466
                                                                                               --------     --------
    Total assets.............................................................................  $511,449     $541,293
                                                                                               ========     ========
Current Liabilities
  Accounts payable...........................................................................  $ 14,916     $ 17,974
  Accrued liabilities........................................................................    53,106       49,830
  Unredeemed tickets.........................................................................    10,259       10,361
  Current portion of reserve for injuries and damages........................................    26,455       17,533
  Current maturities of long-term debt.......................................................     7,022        6,104
                                                                                               --------     --------
    Total current liabilities................................................................   111,758      101,802

Reserve for Injuries and Damages.............................................................    45,888       24,237
Long-Term Debt...............................................................................   197,125      260,412
Deferred Gains...............................................................................     1,277           --
Other Liabilities............................................................................     2,205        2,676
                                                                                               --------     --------
    Total liabilities........................................................................   358,253      389,127
                                                                                               --------     --------
Commitments and Contingencies (Note 17)
Stockholders' Equity
  Preferred stock (10,000,000 shares authorized; par value $.01; none issued)
    Series A junior preferred stock (500,000 shares authorized as of December 31, 1994; none
     authorized as of December 31, 1993; par value $.01; none issued)........................        --           --
  Common stock (100,000,000 and 50,000,000 shares authorized as of December 31, 1994 and
    1993, respectively; 37,567,744 and 14,776,066 shares issued as of December 31, 1994 and
    1993, respectively; par value $.01)......................................................       375          148
  Common stock subscribed (16,279,070 shares as of December 31, 1994)........................       163           --
  Capital in excess of par value.............................................................   182,826      134,013
  Capital in excess of par value, subscribed.................................................    29,184           --
  Retained earnings (deficit)................................................................   (56,815)      20,606
  Less: Unfunded accumulated pension obligation..............................................    (1,499)      (1,499)
  Less: Treasury stock, at cost (109,192 and 124,912 shares as of December 31, 1994 and 1993,
    respectively)............................................................................    (1,038)      (1,102)
                                                                                               --------     --------
    Total stockholders' equity...............................................................   153,196      152,166
                                                                                               --------     --------
      Total liabilities and stockholders' equity.............................................  $511,449     $541,293
                                                                                               ========     ========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             YEARS ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1994        1993       1992
                                                                          ---------   --------   --------
Operating Revenues
  Transportation services
    Regular route.......................................................  $ 518,431   $559,883   $580,557
    Package express.....................................................     40,232     47,905     54,402
  Food services.........................................................     20,510     20,130     12,159
  Other operating revenues..............................................     37,158     38,578     45,863
                                                                          ---------   --------   --------
         Total operating revenues.......................................    616,331    666,496    692,981
                                                                          ---------   --------   --------
Operating Expenses
  Maintenance...........................................................     73,469     77,893     97,323
  Transportation........................................................    133,766    133,284    138,443
  Agents' commissions and station costs.................................    119,438    122,209    117,732
  Marketing, advertising and traffic....................................     36,445     28,431     24,452
  Insurance and safety..................................................     82,786     51,143     47,838
  General and administrative............................................     71,603     68,378     66,208
  Depreciation and amortization.........................................     36,046     33,154     33,499
  Operating taxes and licenses..........................................     47,478     47,114     45,816
  Operating rents.......................................................     48,286     45,313     54,330
  Cost of goods sold - food services....................................     13,465     12,617      7,766
  Other operating expenses..............................................     16,502      7,119      4,186
  Restructuring expenses................................................      2,523         --         --
                                                                          ---------   --------   --------
         Total operating expenses.......................................    681,807    626,655    637,593
                                                                          ---------   --------   --------
Operating Income (Loss).................................................    (65,476)    39,841     55,388
Gain on Sale of Assets..................................................         --     (5,838)        --
Interest Expense........................................................     33,456     30,832     35,297
                                                                          ---------   --------   --------
Income (Loss) Before Income Taxes, Extraordinary Items and Cumulative
  Effect of a Change in Accounting Principle............................    (98,932)    14,847     20,091
Income Tax Provision....................................................     16,862      6,253      9,142
                                                                          ---------   --------   --------
Income (Loss) Before Extraordinary Items and Cumulative Effect of a
  Change in Accounting Principle........................................   (115,794)     8,594     10,949
Extraordinary Items, net of income tax benefit of $0 and $258...........    (38,373)       407         --
Cumulative Effect of a Change in Accounting Principle...................         --        690         --
                                                                          ---------   --------   --------
  Net Income (Loss).....................................................  $ (77,421)  $  7,497   $ 10,949
                                                                          ==========  =========  =========
Earnings (Loss) Per Share of Common Stock:
  Primary
    Income (loss) before extraordinary items and cumulative effect of a
      change in accounting principle....................................  $   (7.58)  $   0.65   $   1.10
    Extraordinary items.................................................       2.51      (0.03)        --
    Cumulative effect of a change in accounting principle...............         --      (0.05)        --
                                                                          ---------   --------   --------
  Net income (loss).....................................................  $   (5.07)  $   0.57   $   1.10
                                                                          ==========  =========  =========
  Fully diluted
    Income (loss) before extraordinary items and cumulative effect of a
      change in accounting principle....................................  $   (7.58)  $   0.65   $   0.96
    Extraordinary items.................................................       2.51      (0.03)        --
    Cumulative effect of a change in accounting principle...............         --      (0.05)        --
                                                                          ---------   --------   --------
    Net income (loss)...................................................  $   (5.07)  $   0.57   $   0.96
                                                                          ==========  =========  =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          COMMON STOCK                        CAPITAL   CAPITAL IN
                                                     COMMON STOCK          SUBSCRIBED       TREASURY STOCK      IN      EXCESS OF
                                                  -------------------  ------------------  ----------------  EXCESS OF  PAR VALUE
                                                     SHARES    AMOUNT    SHARES    AMOUNT  SHARES   AMOUNT   PAR VALUE  SUBSCRIBED
                                                  ------------ ------  ----------  ------  -------  -------  ---------  ----------
BALANCE, DECEMBER 31, 1991.......................   10,001,650  $100           --   $ --    90,624  $ (363)  $ 39,900     $    --
Adjustment to issuance of new equity interests in
 connection with emergence from bankruptcy.......            3    --           --     --        --      --         --          --
Adjustment for unfunded accumulated pension
 obligation......................................           --    --           --     --        --      --         --          --
Net income.......................................           --    --           --     --        --      --         --          --
                                                    ----------  ----   ----------  ------  -------  ------   --------      -------
BALANCE, DECEMBER 31, 1992.......................   10,001,653   100           --     --    90,624    (363)    39,900          --
Issuance of new equity interests.................    4,662,158    47           --     --        --      --     92,936          --
Exercise of stock options........................      112,255     1           --     --        --      --      1,177          --
Purchase of treasury stock.......................           --    --           --     --    36,242    (778)        --          --
Issuance of treasury stock.......................           --    --           --     --    (1,954)     39         --          --
Adjustment for unfunded accumulated pension
 obligation......................................           --    --           --     --        --      --         --          --
Net income.......................................           --    --           --     --        --      --         --          --
                                                    ----------  ----   ----------  ------  -------  ------   --------     -------
BALANCE, DECEMBER 31, 1993.......................   14,776,066   148           --     --   124,912  (1,102)   134,013          --
Exercise of stock options........................        1,370    --           --     --        --      --         13          --
Issuance of treasury stock.......................           --    --           --     --   (15,720)     64         28          --
Tender Offer (see Note 16).......................   22,790,308   227           --     --        --      --     48,772          --
Rights Offering (see Note 16)....................           --    --   16,279,070    163        --      --         --      29,184
Net loss.........................................           --    --           --     --        --      --         --          --
                                                    ----------  ----   ----------  ------  ------- -------   --------     -------
BALANCE, DECEMBER 31, 1994.......................   37,567,744  $375   16,279,070   $163   109,192 $(1,038)  $182,826     $29,184
                                                    ==========  ====   ==========   ====   ======= =======   ========     =======

                                                    UNFUNDED
                                                   ACCUMULATED  RETAINED
                                                     PENSION    EARNINGS
                                                   OBLIGATION   (DEFICIT)   TOTAL
                                                   -----------  ---------  --------
BALANCE, DECEMBER 31, 1991.......................    $    --    $  2,176   $ 41,813
Adjustment to issuance of new equity interests in
 connection with emergence from bankruptcy.......         --          --         --
Adjustment for unfunded accumulated pension
 obligation......................................       (500)         --       (500)
Net income.......................................         --      10,949     10,949
                                                     -------    --------    -------
BALANCE, DECEMBER 31, 1992.......................       (500)     13,125     52,262
Issuance of new equity interests.................         --          --     92,983
Exercise of stock options........................         --          --      1,178
Purchase of treasury stock.......................         --          --       (778)
Issuance of treasury stock.......................         --         (16)        23
Adjustment for unfunded accumulated pension
 obligation......................................       (999)         --       (999)
Net income.......................................         --       7,497      7,497
                                                     -------     -------   --------
BALANCE, DECEMBER 31, 1993.......................     (1,499)     20,606    152,166
Exercise of stock options........................         --          --         13
Issuance of treasury stock.......................         --          --         92
Tender Offer (see Note 16).......................         --          --     48,999
Rights Offering (see Note 16)....................         --          --     29,347
Net loss.........................................         --     (77,421)   (77,421)
                                                     -------    --------   --------
BALANCE, DECEMBER 31, 1994.......................    $(1,499)   $(56,815)  $153,196
                                                     =======    ========   ========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1994       1993        1992
                                                                                       --------   ---------   --------
Cash Flows From Operating Activities
  Net income (loss)..................................................................  $(77,421)  $   7,497   $ 10,949
  Noncash expenses and gains included in net income
    Depreciation and amortization....................................................    36,046      33,154     33,499
    Amortization of deferred gain....................................................      (332)         --         --
    Amortization of discount on Senior Notes.........................................     2,659       2,334      2,053
    Amortization of debt issuance costs..............................................     1,586         440        385
    Net (gain) loss on assets sold...................................................     3,663      (5,065)      (157)
    Unfunded net pension gain........................................................    (6,179)     (1,248)    (1,101)
    Benefits realized from deferred tax assets.......................................        --       6,189      8,674
    Deferred tax provision...........................................................    17,000          --         --
    Cumulative effect of a change in accounting principle............................        --         690         --
    Write-down of surplus property...................................................     4,513          --         --
    Write-off intangible assets......................................................       806          --         --
    Write-off debt issuance costs -- prior credit facility...........................     3,158          --         --
    Extraordinary gain on debt conversion............................................   (41,948)         --         --
  Net change in certain operating assets and liabilities
    Accounts receivable..............................................................     3,777      (6,154)     6,353
    Inventories......................................................................     3,405      (2,075)      (449)
    Prepaid expenses.................................................................    (1,131)      4,947        852
    Other current assets.............................................................    (1,401)      1,523     (1,576)
    Deferred costs and other assets..................................................     9,465      (1,334)   (34,902)
    Intangible assets................................................................    (3,152)     (5,025)    (3,930)
    Accounts payable.................................................................    (3,162)     (3,886)     2,803
    Accrued liabilities..............................................................     6,135      (2,053)    (2,295)
    Reserve for injuries and damages.................................................    29,444      (2,460)    (8,155)
    Unredeemed tickets...............................................................      (102)       (730)    (2,157)
                                                                                       --------   ---------   --------
        Net cash provided by (used for) operating activities.........................   (13,171)     26,744     10,846
                                                                                       --------   ---------   --------
Cash Flows From Investing Activities
  Capital expenditures...............................................................   (81,565)   (104,998)   (27,288)
  Proceeds from assets sold..........................................................    28,646      57,538      6,999
  Proceeds from termination of interest rate swap....................................     1,609          --         --
  Net change in ICC trust fund.......................................................        --       1,500     (6,000)
  Deposit to collateralize operating leases..........................................    (7,127)    (23,283)        --
  Other investing activities.........................................................       208         (25)       (55)
                                                                                       --------   ---------   --------
        Net cash used for investing activities.......................................   (58,229)    (69,268)   (26,344)
                                                                                       --------   ---------   --------
Cash Flows From Financing Activities
  Payments on debt and capital lease obligations.....................................    (7,548)    (15,391)   (97,951)
  Proceeds from long-term borrowings.................................................    31,541       2,309    100,315
  Net proceeds from Rights Offering..................................................    17,205          --         --
  Proceeds from issuance of Common Stock.............................................        13      94,184         --
  Purchase of treasury stock.........................................................        --        (778)        --
  Net change in revolving credit facility............................................        --        (218)     1,565
                                                                                       --------   ---------   --------
        Net cash provided by financing activities....................................    41,211      80,106      3,929
                                                                                       --------   ---------   --------
Net Increase (Decrease) in Cash and Cash Equivalents.................................   (30,189)     37,582    (11,569)
Cash and Cash Equivalents, Beginning of Period.......................................    39,643       2,061     13,630
                                                                                       --------   ---------   --------
Cash and Cash Equivalents, End of Period.............................................  $  9,454   $  39,643   $  2,061
                                                                                       ========   =========   ========
Supplemental Schedule of Noncash Investing and Financing Activities:
  Cash capital expenditures..........................................................  $(81,565)  $(104,998)  $(27,288)
  Noncash acquisitions (Note 3)......................................................        --      (9,043)   (11,500)
                                                                                       --------   ---------   --------
  Total capital expenditures.........................................................  $(81,565)  $(114,041)  $(38,788)
                                                                                       ========   =========   ========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994

1.  BACKGROUND AND OPERATING ENVIRONMENT

     Greyhound Lines, Inc. and subsidiaries (the "Company") is the largest intercity bus carrier in the United States, and its primary businesses consist of scheduled passenger service, package express delivery service and food services at certain terminals. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 1,900 buses and approximately 1,700 sales outlets. The Company's operating subsidiaries include Texas, New Mexico & Oklahoma Coaches, Inc. ("TNM&O") and Vermont Transit, Co., Inc. ("VTC"). The Company is subject to regulation by the Interstate Commerce Commission, the Department of Transportation and certain states.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in companies that are 25% to 50% owned ("affiliates") are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated.

  Certain Reclassifications

     Certain reclassifications have been made to the prior period statements to conform them to the December 31, 1994, classifications.

  Cash and Cash Equivalents

     Cash and cash equivalents include short-term investments that are part of the Company's cash management portfolio. These investments are highly liquid and have original maturities of three months or less.

  Inventories

     Inventories are stated at the lower of cost or market, and cost is determined using the first-in, first-out method.

  Property, Plant and Equipment

     Property, plant and equipment, including capitalized leases, are recorded at cost, including interest during construction, if any. Depreciation is provided over their estimated useful lives or lease terms, ranging from 3 to 20 years for structures and improvements, 4 to 12 years for revenue equipment and 5 to 10 years for all other items, using principally the straight-line method of depreciation for financial reporting purposes and accelerated methods for tax reporting purposes. Maintenance costs are expensed as incurred, and renewals and betterments are capitalized.

  Debt Issuance Costs and Discounts

     Costs incurred related to the issuance of debt are deferred, and such costs and any related discounts are amortized to interest expense using the straight-line method over the life of the related debt.

  Software Development Costs

     The direct costs of internally developed software are capitalized when technological feasibility has been established, and amortization of the software begins when the software is ready for use. The cost of the capitalized software is amortized over a period of five years.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

  Reserve for Injuries and Damages

     The Company maintains comprehensive automobile liability, general liability, workers' compensation and property insurance to insure its assets and operations. Automobile and general liability coverages are subject to a $1.5 million per occurrence deductible or self-insured retention. Workers' compensation is subject to a $1.0 million per occurrence deductible or self-insured retention.

     Successful claims against the Company, which do not exceed the deductible or self-insured retention, are paid out of operating cash flows. A reserve for injuries and damages has been established for these claims payments. This reserve, which also includes an estimate of environmental liabilities, is provided from an assessment of actual claims and claims incurred but not reported ("IBNR") based upon historical experience.

  Revenue Recognition

     Transportation revenue is recognized when the service is provided. A liability for tickets sold but not used is recorded.

  Earnings Per Share

     Primary earnings per common share is calculated by dividing net income by the weighted average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The calculation of fully diluted earnings per share of Common Stock assumes the dilutive effect of the Company's 8.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") converted into Common Stock at the later of the beginning of the year or issue date. For the years ended December 31, 1994 and 1993, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures have an antidilutive effect. As a result, these shares are not included in the weighted average shares outstanding at December 31, 1994 and 1993. The weighted average shares outstanding used in the calculation of earnings per share of Common Stock for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        1994           1993           1992
                                                     -----------    -----------    -----------
    Primary........................................   15,284,050     13,209,869      9,911,063
    Fully diluted..................................   15,284,050     13,209,869     15,666,343

3.  STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

     Cash paid for interest was $25.1 million, $29.3 million and $26.6 million for the years ended December 31, 1994, 1993 and 1992, respectively. There were no cash payments for federal income taxes for the years ended December 31, 1994, 1993 and 1992. However, federal tax refunds due the Company were offset by $202,000 for taxes owed in partial settlement of prior years tax audits (see
Note 17).

     Significant noncash investing and financing activities during the fourth quarter of 1994 included the conversion of $89.0 million of Convertible Debentures into equity resulting in the issuance of approximately 22.8 million shares of Common Stock. Significant noncash financing and investing activities during the year ended December 31, 1993, included the acquisition of 35 buses with $7.6 million in proceeds remaining from the 1992 sale of inventory to Universal Coach Parts, Inc. ("UCP"), an affiliate of The Dial Corp ("Dial") at that time. Additionally, the Company received a bargain rent leasehold interest in the New York City driver dormitory valued at $1.3 million. Also included in noncash financing and investing activities during the year ended December 31, 1993, was the paydown of the revolving bank loans of $26.3 million with the proceeds of the sale/leaseback of 319 buses. Significant noncash financing and investing activities during the year ended

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

December 31, 1992, included the exchange of 636 older buses for new buses and the sale of inventory to UCP to purchase new buses.

4.  INVENTORIES

     Inventories consisted of the following (in thousands):

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1994       1993
                                                                         ------     ------
    Service parts......................................................  $2,178     $5,156
    Fuel...............................................................     491        974
    Food service operations............................................   1,110      1,054
                                                                         ------     ------
         Inventories...................................................  $3,779     $7,184
                                                                         ======     ======

     Service parts inventory decreased $3.0 million primarily due to additional sales of core inventory to UCP (see Note 18).

5.  PREPAID EXPENSES

     Prepaid expenses consisted of the following (in thousands):

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                         1994        1993
                                                                        -------     ------
    Insurance.........................................................  $ 4,916     $4,376
    Taxes and licenses................................................    2,993      2,896
    Rents.............................................................      932        559
    Advertising.......................................................       23        338
    Other.............................................................    1,384        948
                                                                        -------     ------
         Prepaid expenses.............................................  $10,248     $9,117
                                                                        =======     ======

6.  OTHER CURRENT ASSETS

     Other current assets consisted of the following (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
    Deposits.........................................................  $11,713     $ 8,580
    Other............................................................    1,146       2,359
                                                                       -------     -------
         Other current assets........................................  $12,859     $10,939
                                                                       =======     =======

     The deposits held as of December 31, 1994 and 1993, are the current portion of insurance deposits that include self-insurance deposits required by the Interstate Commerce Commission ("ICC") and the Company's primary insurance carrier to cover interstate and certain intrastate claims for bodily injury and property damage liability.

     As of December 31, 1994, the current portion of the deposit with the Company's primary insurance carrier has been increased by $7.0 million as a result of a reevaluation of the timing of payments of workers' compensation claims (see Note 9). This was partially offset by the return of a $1.9 million deposit with Hausman Bus Sales, Inc., a return of a $1.0 million deposit in escrow for facilities upgrades for the New York garage which was sold, and a charge of $1.5 million against deposits with UCP to reserve for possible buyback of obsolete inventory sold by the Company to UCP (see Note 4).

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

7.  BENEFIT PLANS

  Pension Plans

     The Company has six defined benefit pension plans. The first plan covers substantially all of the Company's ongoing hourly employees hired before November 1, 1983. The Company's hourly plan provides normal retirement benefits to the Company's union employees based upon a percentage of average final earnings, reduced pro rata for service of less than 15 years. Participants of this plan will continue to accrue benefits as long as no contributions are due from the Company. In the event a contribution is required, the plan assets will be frozen until such time as the assets of the plan exceed 115% of the plan liabilities. The second plan covered salaried employees through May 7, 1990, when the plan was curtailed. The third plan is a Supplemental Executive Retirement Plan (the "SERP") which became effective January 1, 1993, and covers only key executive officers of the Company. The SERP, when originally implemented, provided benefits which were generally based on years of service, age at retirement, and the executive's highest three years of earnings, as averaged. However, the Company is in the process of converting the SERP to a defined contribution plan, and as a result, future costs will not be included in net periodic pension cost. The fourth plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics. The remaining two plans are held by TNM&O and VTC and cover substantially all of their salaried and hourly personnel. The Company's policy is to fund the minimum required contribution under existing tax laws.

     The Company's net periodic pension cost (income) included the following (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1994         1993         1992
                                                         --------     --------     --------
    Service cost -- benefits earned during the
      period...........................................  $  6,362     $  7,260     $  7,147
    Interest cost on projected benefit obligations.....    61,261       64,760       64,223
    Actual return on plan assets.......................    23,474      (99,764)     (63,584)
    Net amortization and deferral......................   (95,805)      26,640       (9,264)
    Recognition of the tax effect of the difference in
      book and tax bases...............................        --           --          423
                                                         --------     --------     --------
         Net periodic pension cost (income)............  $ (4,708)    $ (1,104)    $ (1,055)
                                                         ========     ========     ========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     The following table sets forth the funded status and amounts recognized in the consolidated statements of financial position for the pension plans (in thousands):

                                              DECEMBER 31, 1994                 DECEMBER 31, 1993
                                       -------------------------------   -------------------------------
                                                       ACCRUED PENSION                   ACCRUED PENSION
                                          PREPAID           PLAN            PREPAID           PLAN
                                       PENSION PLANS     LIABILITIES     PENSION PLANS     LIABILITIES
                                       -------------   ---------------   -------------   ---------------
    Actuarial present value of
      benefit obligations
      Vested benefit obligations.....    $ 656,303         $32,207         $ 808,231         $35,430
                                         =========         =======         =========         =======
      Accumulated benefit
         obligations.................    $ 685,139         $32,789         $ 809,508         $36,863
                                         =========         =======         =========         =======
    Projected benefit obligations....    $ 693,552         $33,553         $ 825,506         $39,501
    Plan assets at fair value........      691,764          31,606           859,032          35,344
                                         ---------         -------         ---------         -------
    Plan assets greater than (less
      than) projected benefit
      obligations....................       (1,788)         (1,947)           33,526          (4,157)
    Unrecognized net (gain) loss.....       24,038              51           (16,988)          1,535
    Unrecognized prior service
      cost...........................           --              --                --           1,566
    Adjustment required to recognize
      minimum liability..............           --              --                --          (1,307)
                                         ---------         -------         ---------         -------
         Prepaid (accrued) pension
           costs.....................    $  22,250         $(1,896)        $  16,538         $(2,363)
                                         =========         ========        =========         =======

     As of January 1, 1993, the basis of prepaid pension costs increased by $5.1 million as a result of the adoption of SFAS No. 109 (defined herein, see Note
13).

     Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions," required the Company to establish additional minimum liabilities as of December 31, 1993 and 1992. As a result, the Company recorded an increase to the recorded additional minimum liability of $1.3 million for the year ended December 31, 1993. Of the total increase, $999,000 was reflected as a reduction of stockholders' equity, and $308,000 was reflected as an increase to intangible assets. The $308,000 minimum liability was reversed in 1994 as a result of a change in the minimum liability required. The Company recorded an additional minimum liability of $500,000 for the year ended December 31, 1992, and reflected the provision as a reduction of stockholders' equity.

     In determining the benefit obligations and service costs for the Company's defined benefit pension plans, the following assumptions were used:

                                                                       DECEMBER 31,
                                                                 -------------------------
                                                                    1994          1993
                                                                 -----------   -----------
    Weighted average discount rate.............................     8.75%         7.50%
    Expected long-term rate of return on plan assets...........     9.00%         9.00%
    Rate of salary progression.................................  0.00-5.00%    0.00-5.00%

     Plan assets consist primarily of government-backed securities, corporate equity securities, guaranteed insurance contracts, annuities and corporate debt obligations.

  Cash or Deferred Retirement Plans

     The Company sponsors 401(k) cash or deferred retirement plans that cover substantially all of its ongoing salaried, hourly and represented employees. Costs to the Company related to these plans were $1.2 million, $987,000, and $717,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

  Employee Stock Ownership Plan

     On October 31, 1991, the Company contributed 500,000 shares of its Common Stock to an employee stock ownership plan ("ESOP") for its employees. Effective December 31, 1994, this plan was amended to merge it into the Company's 401(k) profit sharing plan. As a result, all participant's account balances are considered fully vested. The Company is currently awaiting approval from the Internal Revenue Service of an amendment to the 401(k) plan permitting this plan merger. The Company has made no contributions to the ESOP since the initial contribution.

  Other Plans

     A contributory trusteed health and welfare plan has been established for all active hourly employees and a contributory health and welfare plan has been established for salaried employees. For the years ended December 31, 1994, 1993 and 1992, the Company incurred costs of $16.4 million, $15.2 million, and $15.8 million, respectively, related to these plans. No post-retirement health and welfare plans exist.

8.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1994       1993
                                                                       --------   --------
    Land and improvements............................................  $ 73,171   $ 82,996
    Structures and improvements
      Owned..........................................................    80,093     83,934
      Capitalized leased assets......................................       650        650
      Lease interests................................................     4,376      4,376
      Leasehold improvements.........................................    19,918     17,339
    Revenue equipment
      Owned..........................................................   118,836     80,107
      Capitalized leased assets......................................    22,118     24,953
      Leasehold improvements.........................................     7,100     11,437
    Furniture and fixtures...........................................    20,959     19,420
    Vehicles, machinery and equipment................................     9,042      8,356
                                                                       --------   --------
      Property, plant and equipment..................................   356,263    333,568
         Accumulated depreciation....................................   (68,388)   (50,466)
                                                                       --------   --------
              Property, plant and equipment, net.....................  $287,875   $283,102
                                                                       ========   ========

     During March 1994, the Company ordered 151 new buses from Motor Coach Industries International, Inc. ("MCII") for an aggregate cost of $34.8 million. The Company had taken delivery of all of the new buses as of September 30, 1994 (see Note 12).

     Accumulated depreciation of capitalized leased assets amounted to $8.3 million and $8.5 million at December 31, 1994 and 1993, respectively. As of January 1, 1993, the basis of net property, plant and equipment increased by $7.8 million as a result of the adoption of SFAS No. 109 (defined herein, see
Note 13).

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

9.  DEFERRED COSTS AND OTHER ASSETS

     Deferred costs and other assets consisted of the following (in thousands):

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1994      1993
                                                                         -------   -------
    Debt issuance costs................................................  $ 2,287   $ 9,476
    Other deferred costs...............................................       --       518
                                                                         -------   -------
    Deferred costs.....................................................    2,287     9,994
      Accumulated amortization.........................................     (352)     (342)
                                                                         -------   -------
              Deferred costs, net......................................    1,935     9,652
                                                                         -------   -------
    Insurance deposits.................................................   51,411    63,883
    Security deposits..................................................   32,894    23,570
    Antique buses......................................................      375       375
    Note receivable....................................................      243       209
                                                                         -------   -------
      Other assets.....................................................   84,923    88,037
                                                                         -------   -------
              Deferred costs and other assets, net.....................  $86,858   $97,689
                                                                         =======   =======

     The Company incurred $1.1 million in debt issuance costs related to the New Credit Facility (defined herein, see Note 12) during the last quarter of 1994. Such costs were capitalized and are being amortized over the life of the new agreement. The Company incurred $4.2 million in debt issuance costs related to the previous bank credit facility in December 1993. The net book value of these costs, $3.2 million, was expensed as an extraordinary item when the facility was terminated. At December 31, 1993, debt issuance costs of $665,000 ($407,000, net of income taxes) relating to the bank credit facility which the Company had during 1993 were expensed as an extraordinary item when the facility was terminated.

     Insurance deposits are required by the ICC and the Company's primary insurance carrier to cover self-insured interstate and certain intrastate auto liability as well as workers' compensation coverage in certain states. Prior to September 1993, the Company was required by the ICC to fund $1.5 million per calendar quarter into the ICC trust fund. During 1993, the ICC, at the Company's request, modified several conditions relating to its authority to self-insure its bodily injury and property damage exposure and was authorized to cease making additional quarterly deposits (see Note 17).

     During 1994, $7.0 million was transferred to increase the current portion of insurance deposits as a result of a reevaluation of the timing of payments of workers' compensation claims (see Note 6).

     Security deposits at December 31, 1993 and 1994, include a $20.3 million pledge of assets required as a collateral deposit for a $70.1 million sale/leaseback of 319 buses. Also included in security deposits at December 31, 1993 and 1994, was a $3.0 million deposit required by the lessor in conjunction with a separate sale/leaseback of 46 buses. Finally, included in security deposits at December 31, 1994 is an $8.1 million deposit required by the lessor in conjunction with another separate sale/leaseback of 125 buses.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

10.  INTANGIBLE ASSETS

     Intangible assets consisted of the following (in thousands):

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1994      1993
                                                                         -------   -------
    Trademark..........................................................   10,198    10,198
    Software...........................................................   17,086    14,588
    Covenants not to compete...........................................      533       533
    Other..............................................................       29       338
                                                                         -------   -------
    Intangible assets..................................................   27,846    25,657
      Accumulated amortization.........................................   (9,292)   (5,191)
                                                                         -------   -------
              Intangible assets, net...................................  $18,554   $20,466
                                                                         =======   =======

     The Company emerged from Chapter 11 of the United States Bankruptcy Code ("Chapter 11") proceedings on October 31, 1991, and adopted fresh start reporting as of that date. Pursuant to the guidance provided by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company is required to record the utilization of benefits realized from pre-reorganization net operating loss ("NOL") carryforwards and deferred tax assets as a reduction of intangibles that existed as of the fresh start reporting date. As of January 1, 1993, the basis of net reorganization value in excess of amounts allocable to identifiable assets decreased $16.7 million while the basis of net trademark and software increased by $2.2 million and $1.3 million, respectively, as a result of the adoption of SFAS No. 109 (defined herein, see Note 13). For the years ended December 31, 1993 and 1992, the Company reduced reorganization value in excess of amounts allocable to identifiable assets by $6.2 million and $8.7 million, respectively, representing realization of pre-reorganization deferred tax assets. On October 1, 1993, the Company reduced to zero the remaining balance of reorganization value in excess of amounts allocable to identifiable assets. This reduction, in the amount of $17.0 million, resulted from the change in the estimate of the future realization of deferred tax assets (see Note 13 for the discussion of deferred tax assets and the resultant impact upon intangible assets).

     Trademarks are amortized using the straight-line method over 15 years. Capitalized software costs are being amortized using the straight-line method over the shorter of their useful lives or five years. Covenants not to compete are amortized using the straight-line method over the life of the related agreement.

11.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
    Compensation, benefits and payroll related taxes.................  $16,037     $15,613
    Bus operating leases and rentals.................................    1,258       2,991
    Interest.........................................................    8,697       9,054
    Operating, property and income taxes.............................    4,452       5,420
    Other expenses...................................................   22,662      16,752
                                                                       -------     -------
         Accrued liabilities.........................................  $53,106     $49,830
                                                                       =======     =======

     Other expenses have increased due to accruals for costs to be incurred related to the Company's strategic and operational reorganization, the Financial Restructuring and for litigation exposure (see Note 17).

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

12.  LONG-TERM DEBT AND INTEREST EXPENSE

     Long-term debt consisted of the following (in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    Secured Indebtedness
      Revolving bank loans, prime plus 2.0% (weighted average 10.5%
         and 7.38% at December 31, 1994 and 1993, respectively) due
         1996......................................................  $     --     $     --
      Other secured indebtedness, 10.75%, due 1995.................       805        2,962
      Capital lease obligations (weighted average 10.75% at
         December 31, 1994 and 1993) due through 2001..............    16,884       19,796
      Real estate mortgages (ranging from 9.4% to 11.0%) due
         through 2006..............................................     2,437        2,800
      Note Payable, prime plus 1.5%, due 2004......................    30,481           --
    Unsecured Indebtedness
      Senior Notes, 10% stated rate (13.5% imputed rate), due 2001, net of unamortized discount of $20,397 and $23,056 at
         December 31, 1994 and 1993, respectively..................   142,932      140,273
      Convertible Debentures, 8.5%, due 2007.......................     9,879       98,900
      Other long-term debt (weighted average 10.0% at December 31,
         1994 and 1993) due through 1996...........................       729        1,785
                                                                     --------     --------
    Long-term debt.................................................   204,147      266,516
      Less current maturities......................................    (7,022)      (6,104)
                                                                     --------     --------
         Long-term debt, net.......................................  $197,125     $260,412
                                                                     ========     ========

  Revolving bank loans

     During October 1994, the Company entered into a new revolving credit facility (the "New Credit Facility") with Foothill Capital Corporation ("Foothill"), which replaced the Company's prior bank facility. The New Credit Facility provides for revolving loans and letters of credit and/or letter of credit guarantees of up to $35 million. Availability under the New Credit Facility is limited by a formula derived from accounts receivable. The New Credit Facility matures on January 1, 1996, although the Company, at its sole option, may extend the term of the New Credit Facility to January 1, 1998. As of December 31, 1994, there were approximately $17.1 million in letters of credit outstanding under the New Credit Facility, with an additional $16.4 million in available borrowing capacity thereunder. The maximum committed amount under the New Credit Facility may be increased through syndication to other lenders to $40 million. The obligations under the New Credit Facility are secured by liens on substantially all the assets of the Company (see note 20).

  Senior Notes

     The Company's 10% Senior Notes due 2001 (the "Senior Notes") bear interest at the rate of 10% per annum, payable each January 31 and July 31. The Senior Notes have a stated principal amount of $165.0 million, of which $1.7 million are held by the Company. The Senior Notes are reflected net of unamortized discount in the Consolidated Statements of Financial Position to reflect an imputed interest rate of 13.5%, and also net of any Senior Notes held by consolidated subsidiaries. At the Company's option, the Senior Notes may be redeemed at any time as a whole, or from time to time in part, initially at a redemption price equal to 110% of the principal amount thereof, declining ratably on each July 31, commencing July 31, 1992, to 101% of the principal amount thereof on July 31, 2000, in each case together with accrued and unpaid interest to the redemption date. The Senior Notes are subject to mandatory redemption pursuant to a sinking

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
fund commencing July 31, 1996, and on each July 31 thereafter through July 31, 2000, calculated to retire approximately 65% of the original principal amount of the Senior Notes prior to maturity. In addition, the Senior Notes are subject to mandatory redemption from the proceeds of certain sales of assets not used for capital expenditures or to reduce the obligations under the revolving bank loans. Any Senior Notes not theretofore redeemed mature July 31, 2001.

  Convertible Debentures

     During 1992, the Company issued $98.9 million of Convertible Debentures. Interest on the Convertible Debentures is payable semiannually (each March 31 and September 30). The Convertible Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into Common Stock at the conversion price of $12.375 per share (equivalent to a conversion rate of approximately 80.81 shares per $1,000 principal amount of Convertible Debentures), subject to adjustment in certain events. During the fourth quarter, the Company made an offer (the "Tender Offer") to convert the entire $98.9 million in aggregate principal amount of the Company's Convertible Debentures into shares of Common Stock at a conversion rate of 256 shares of Common Stock for each $1000 bond. On December 22, 1994, the Company announced the completion of the Tender Offer with approximately $89.0 million, or 90.011%, of the $98.9 million issue being tendered and converted into 22.8 million shares, resulting in a $41.9 million extraordinary gain in the accompanying Statement of Operations for the year ended December 31, 1994.

  Other

     Under the most restrictive provisions of all its debt agreements, the Company may not incur additional indebtedness, is limited on the payment of dividends on its Common Stock and may not enter into certain mergers or acquire or dispose of any assets (except in the ordinary course of business). Covenants under the New Credit Facility provide that the Company may not prepay the Convertible Debentures. The New Credit Facility provides that the Company must meet a covenant related to the Company's tangible net worth. The New Credit Facility also limits the Company's capital expenditures. At December 31, 1994, the Company was in compliance with all covenants.

     During March 1994, the Company ordered 151 new buses from Motor Coach Industries International, Inc. ("MCII") for approximately $35 million. The Company had taken delivery of all of the new buses as of September 30, 1994. As delivery was taken, the new buses were 90 percent financed through a ten-year installment note with MCI, which is secured by the purchased buses and which bears interest at a rate of prime plus 1.5 percent. MCI subsequently transferred the financing for 50 of the buses to another lender and assigned the financing on the remaining 101 buses to MCI Acceptance Corp. ("MCIAC"), a wholly owned subsidiary of MCII. In connection with the Rights Offering the Company made a prepayment on the amount owed to MCIAC of $12.9 million during February 1995 (see Note 18).

     During 1993, the Company executed three interest rate swap agreements whereby fixed interest rates were swapped for variable interest rates. The purpose of these agreements was to hedge the interest rates related to the Company's 10% Senior Notes and the 8.5% Convertible Debentures. The five-year swap transactions totalled $150.0 million and collateral of $10.0 million was provided to secure the transaction. When the Company entered into its previous bank credit facility in December 1993, the deposit was returned to the Company. The interest expense savings during 1994 and 1993 resulting from the interest rate swap agreements was $713,000 and $1.4 million, respectively. During January 1994, the Company terminated a $75.0 million interest rate swap agreement. The gain resulting from the termination was $1.6 million and will be recognized evenly over the remaining terms of the five-year agreements.

     The Company amended its two remaining interest rate swap agreements during October 1994, to lock in the future payments under the agreements until maturity in July 1998. The net result of the amendments is to ensure that these swaps will not be subject to interest rate risk. Consequently, should interest rates increase,

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
the Company's payments under the agreements will not be adversely affected. Conversely, should interest rates decline, the Company would not receive any benefit. Under the amendments, the Company will be required to pay and recognize the related interest expense of $6.2 million over the remaining term of the five-year agreements. The Company has collateralized its payment obligations under the terminated agreements with a $1.1 million letter of credit and liens on six pieces of real property.

     At December 31, 1994, maturities of long-term debt for the next five fiscal years ending December 31 and all years thereafter, are as follows (in thousands):

        1995..............................................................  $  7,022
        1996..............................................................    14,612
        1997..............................................................    16,191
        1998..............................................................    21,509
        1999..............................................................    30,759
        2000 and thereafter...............................................   114,054
                                                                            --------
                                                                            $204,147
                                                                            ========

13.  INCOME TAXES

  Income Tax Provision

     The income tax provision consisted of the following (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1994        1993       1992
                                                              -------     ------     ------
    Current
      Federal...............................................  $    --     $   --     $   --
         State..............................................     (138)        75        283
                                                              -------     ------     ------
         Total current......................................     (138)        75        283
                                                              -------     ------     ------
    Deferred
      Federal...............................................   17,000      5,482      8,859
      State.................................................       --        696         --
                                                              -------     ------     ------
         Total deferred.....................................   17,000      6,178      8,859
                                                              -------     ------     ------
              Income tax provision..........................  $16,862     $6,253     $9,142
                                                              =======     ======     ======

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

  Effective Tax Rate

     The differences, expressed as a percentage of income before taxes, extraordinary items and cumulative effect of a change in accounting principle, between the statutory and effective federal income tax rates are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                             -----------------------------
                                                              1994        1993       1992
                                                             -------     ------     ------
    Statutory tax rate.....................................  (34.0)%     34.0 %     34.0 %
    Amortization of reorganization value in excess of
      amounts allocable to identifiable assets.............       --        3.0        6.0
    Dividends received deduction...........................       --      (0.3)      (0.1)
    Non-compliance fees....................................      0.1        0.3        0.1
    Excess of book basis in assets over tax basis..........       --         --        3.0
    State income taxes.....................................    (0.1)        5.0        0.9
    Unrecognized current year benefit......................     33.8         --         --
    Reversal of recognition of deferred tax assets.........     17.2         --         --
    Other..................................................       --        0.1        1.6
                                                             -------     ------     ------
         Effective tax rate................................   17.0 %     42.1 %     45.5 %
                                                             =======     ======     ======

  Deferred Tax Assets

Significant components of deferred income taxes at December 31, 1994 and 1993, were as follows (in thousands):

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1994             1993
                                                                 ------------     ------------
    Deferred Tax Assets
      Federal and state NOL carryforwards......................    $ 13,239         $ 42,894
      Reserve for injuries and damages.........................      21,333           13,450
      Contested claims pool payments...........................          --           11,970
      Book over tax depreciation and amortization..............       1,262            1,853
      Other accrued expenses and reserves......................       7,318            3,339
      Other deferred tax assets................................         853            1,585
                                                                 ------------     ------------
         Total deferred tax assets.............................      44,005           75,091
                                                                 ------------     ------------
    Deferred Tax Liabilities
      Tax over book depreciation and amortization..............      12,641           19,457
      Pension cost for tax purposes in excess of books.........       6,176            3,670
      Other deferred tax liabilities...........................         209              449
                                                                 ------------     ------------
         Total deferred tax liabilities........................      19,026           23,576
                                                                 ------------     ------------
    Deferred tax assets........................................      24,979           51,515
    Valuation allowance........................................     (24,979)         (34,515)
                                                                 ------------     ------------
    Deferred tax assets, net...................................          --           17,000
    Less current portion.......................................          --           (6,098)
                                                                 ------------     ------------
         Long-term deferred tax assets, net....................    $     --         $ 10,902
                                                                 ============     ============

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     Pursuant to the requirements of SFAS No. 109, a valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be recognized. As of December 31, 1993, the Company believed that a sufficient history of earnings had been established to make realization of a $17.0 million deferred income tax asset more likely than not. In the third quarter of 1994, due to the uncertainty created by the Financial Restructuring and the ongoing strategic and operational reorganization, the Company increased the valuation allowance to reserve for the $17.0 million deferred income tax asset as the Company believed it no longer met the "more likely than not" realization criteria. These changes in the valuation allowance are as follows (in thousands):

                                                                     1994          1993
                                                                   ---------     ---------
    Increase in deferred income tax asset resulting from
      identification of additional temporary differences.........  $      --     $  16,006
    Change in estimate of realization of deferred income tax
      asset......................................................         --      (17,000)
    Increase in deferred income tax asset resulting from normal
      changes in temporary differences...........................     15,089            --
    Decrease in deferred income tax asset due to a change in
      assumption of deductibility................................   (11,970)            --
    Loss of federal and state NOL's due to financial
      restructuring..............................................   (29,655)            --
    Deferred tax expense recognized due to a change in estimate
      of realization of deferred income tax asset................     17,000            --
    Deferred tax expense recognized..............................         --       (6,178)
    Other........................................................         --            55
                                                                   ---------     ---------
         Net change in valuation allowance.......................  $ (9,536)     $ (7,117)
                                                                   =========     =========

     Future use of the deferred tax asset would normally be offset by an equal reduction in the valuation allowance, however, due to fresh start reporting, approximately $4.9 million of the valuation allowance will be used to reduce intangible assets that existed as of the fresh start reporting date or will result in increases to capital in excess of par value.

  Change in Accounting Principle -- Accounting for Income Taxes

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), which requires, among other things, an asset and liability approach for financial accounting and reporting for income taxes. The Company adopted SFAS No. 109 on January 1, 1993.

     Pursuant to SFAS No. 109, the Company was required to apply purchase method accounting in a different manner than that reflected in the Company's Consolidated Statements of Financial Position prior to January 1, 1993. That application resulted in changes to the bases of certain assets in the accompanying 1993 financial statements. The bases of net property, plant and equipment, prepaid pension and net other intangible assets increased by $7.8 million, $5.1 million and $3.4 million, respectively. The bases of net reorganization value in excess of amounts allocable to identifiable assets and assets held for sale declined by $16.7 million and $300,000, respectively. The net impact from adoption of SFAS No. 109 was $690,000 and is reported as cumulative effect of a change in an accounting principle in the accompanying Consolidated Statement of Operations for the year ended December 31, 1993.

  Availability and Amount of NOL's

     The 1994 financial restructuring resulted in an ownership change, as defined under section 382 of the Internal Revenue Code (the "Code"). The provisions of the Code, as they apply to the Company, require that an annual limitation be placed on the amount of NOL's which may be utilized. Consequently, the Company's NOL carryforwards are now subject to an annual limitation of $2.1 million. Any unused portion of the current

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
annual limitation may be carried forward to the following year. As a result, the Company will carryforward available NOL's of $31.5 million. The NOL carryforwards expire as follows:

            2006.......................................................  $ 3,000
            2007.......................................................    2,900
            2008.......................................................    9,700
            2009.......................................................   15,900
                                                                         -------
                                                                         $31,500
                                                                         =======

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

     For cash and cash equivalents and the revolving bank loans, the carrying amounts reported in the Consolidated Statements of Financial Position approximate fair value. The fair values of the interest rate swaps, short-term deposits and long-term insurance deposits are based upon quoted market prices at December 31, 1994 and 1993, where available. For the portion of short-term deposits and long-term insurance and security deposits where no quoted market price is available, the carrying amounts are believed to approximate fair value. For the other secured indebtedness, real estate mortgages, note payable and other long-term debt, the fair values are estimated using discounted cash flow analysis, based upon the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Senior Notes and the Convertible Debentures were based upon quoted market prices at December 31, 1994 and 1993.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1994 and 1993, are as follows (in thousands):

                                                   DECEMBER 31, 1994       DECEMBER 31, 1993
                                                  -------------------     -------------------
                                                  CARRYING     FAIR       CARRYING     FAIR
                                                   AMOUNT     VALUE        AMOUNT     VALUE
                                                  --------   --------     --------   --------
    Accounts receivable
      Interest rate swaps.......................        --         --        1,417      3,183
    Other current assets
      Deposits..................................    11,713     11,713        8,580      8,581
    Deferred costs and other assets
      Insurance deposits........................    51,411     51,411       63,883     63,886
      Security deposits.........................    32,894     32,894       23,570     23,570
    Long-term debt
      Interest rate swaps.......................       (34)    (5,200)          --         --
      Other secured indebtedness................      (805)      (805)      (2,962)    (2,792)
      Real estate mortgages.....................    (2,437)    (1,578)      (2,800)    (1,855)
      Note payable..............................   (30,481)   (20,536)          --         --
      Senior Notes..............................  (142,932)  (124,163)    (140,273)  (171,291)
      Convertible Debentures....................    (9,879)    (5,730)     (98,900)  (116,949)
      Other long-term debt......................      (729)      (688)      (1,785)    (1,549)

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

15.  LEASE COMMITMENTS

     The Company leases buses and terminals from various parties pursuant to capital and operating leases expiring at various dates through 2033. In December 1993, the Company entered into three leases as part of a $70.1 million sale/leaseback transaction of 319 buses. In March 1994, the Company entered into two additional lease agreements in a $28.0 million sale/leaseback of 125 buses.

     At December 31, 1994, scheduled future minimum payments for the next five fiscal years ending December 31, under the capital leases and noncancelable operating leases are as follows (in thousands):

                                                                      CAPITAL     OPERATING
                                                                      LEASES       LEASES
                                                                      -------     ---------
    1995............................................................  $ 4,098     $  44,348
    1996............................................................    4,098        36,136
    1997............................................................    4,085        31,063
    1998............................................................    4,074        28,949
    1999............................................................    2,994        26,819
    Thereafter......................................................    3,449       128,077
                                                                      -------     ---------
      Total minimum lease payments..................................  $22,798     $ 295,392
                                                                      =======      ========
         Amounts representing interest..............................    5,914
                                                                      -------
           Present value of minimum lease payments..................  $16,884
                                                                      =======

     For the years ended December 31, 1994, 1993 and 1992, rental expenses for operating leases (net of sublease rental income of approximately $1.7 million, $2.6 million and $3.4 million, respectively) amounted to $48.0 million, $46.0 million, and $54.3 million, respectively. Rental expenses for bus operating leases, excluding daily rents and other short term leases during peak periods, amounted to $22.7 million in 1994.

16.  STOCKHOLDERS' EQUITY

     On May 11, 1993, the Company completed a public offering of 4,662,158 shares of Common Stock. Net proceeds of the offering, after deducting all associated costs, were $93.0 million, and the majority was used to purchase new buses during 1993 and early 1994. The remaining proceeds of the offering were used for general corporate purposes.

     During 1993, shares of Common Stock were tendered to the Company in connection with the exercise of stock options under the Greyhound Lines, Inc. 1991 Management Stock Option Plan, thereby increasing treasury stock by 36,242 shares. Additionally, 1,954 shares of treasury stock were issued to employees of the Company in recognition of their performance. The net change in treasury stock resulting from these transactions was an increase of 34,288 shares or $739,000. Retained earnings decreased by $16,000 as a result of the issuance of treasury stock to employees. As of December 31, 1993, the issuance of additional shares of Common Stock in connection with the Common Stock offering and the exercise of stock options increased the par value of Common Stock and capital in excess of par value by $48,000 and $94.1 million, respectively.

     The authorized number of shares of Common Stock was increased from 25,000,000 to 50,000,000 by an amendment to the Company's certificate of incorporation which was approved at the annual stockholders' meeting on May 11, 1993. The authorized number of shares was increased to provide the Company with the flexibility to issue shares of Common Stock in connection with the Common Stock offering and to take advantage of business or financial opportunities in the future.

     The Company is also authorized to issue 10,000,000 shares of $.01 par value preferred stock. The Board of Directors may designate and issue one or more series of preferred stock from the authorized and unissued

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
shares of preferred stock. During 1994, the Company designated 500,000 shares of preferred stock as "Series A" junior preferred stock in connection with the stockholders rights plan discussed below. No preferred stock had been issued as of December 31, 1994.

     On March 22, 1994, the Company's Board of Directors adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of a Preferred Stock Purchase Right (the "Right") for each share of Common Stock held by stockholders of record at the close of business on April 4, 1994. The Rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 15% or more of the Company's voting stock. The Rights have no voting rights and are not entitled to receive dividends. The Rights will expire on March 22, 2004. Each Right will entitle the holder to buy 1/100th of a share of Series A preferred stock at a price of $35. The Series A preferred stock would also have one vote, voting together with the Common Stock upon issuance. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either Common Stock or shares in an acquiring entity at 50% of the market value. The Company will be entitled to redeem the Rights at $.01 per Right at any time through the tenth day following the acquisition of a 15% position in its voting stock.

     An amendment to the Company's Certificate of Incorporation was approved at a special meeting of stockholders on December 21, 1994. The amendment increases the number of shares of Common Stock of the Company authorized for issuance from 50,000,000 shares to 100,000,000 shares. The amendment was sought principally to permit the consummation of a financial restructuring of the Company involving an offer (the "Tender Offer") to convert the Company's 8.5% Convertible Subordinated Debentures due March 31, 2007 into Common Stock of the Company at an increased conversion rate and the offer (the "Rights Offering") pursuant to which the existing holders of Common Stock had the right to subscribe for and purchase, in the aggregate, $35.0 million of Common Stock, as well as to provide for future flexibility to take advantage of business or financial opportunities.

     On December 22, 1994, the Company announced the successful completion of the Tender Offer for its Convertible Debentures with $89.0 million, or 90.011%, of the outstanding Convertible Debentures being tendered and converted into approximately 22.8 million shares of the Company's Common Stock. The Company also announced that its $35.0 million Rights Offering for approximately 16.3 million shares of Common Stock had been fully committed. As of December 31, 1994, $19.9 million of the proceeds from the Rights Offering had been received. The Company received the balance of the proceeds of the Rights Offering in January 1995. In connection with the Financial Restructuring, the Company incurred approximately $6.8 million in professional fees and pre-paid $12.9 million in debt owed to MCIAC (see Note 18).

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     The Company has adopted three stock option plans under which options to purchase up to a total of 3,563,636 shares of Common Stock under the three plans may be granted to officers, key employees and directors of the Company and its subsidiaries. The following table sets forth option activity for the years ended December 31, 1993 and 1992, and the two months ended December 31, 1991:

                                                                       OPTIONS OUTSTANDING
                                                    SHARES       -------------------------------
                                                  AVAILABLE                         EXERCISE
                                                  FOR GRANT        SHARES       PRICE PER SHARE
                                                  ----------     ----------     ----------------
    Balance, December 31, 1991..................   1,072,924        290,712               $11.20

      Granted May 20, 1992......................    (454,288)       454,288                $9.81
      Granted November 24, 1992.................     (55,000)        55,000               $11.25
      Terminated or cancelled...................     102,000       (102,000)        $9.81-$11.20
                                                  ----------     ----------
    Balance, December 31, 1992..................     665,636        698,000         $9.81-$11.25

      Granted February 8, 1993..................    (174,500)       174,500               $14.44
      Granted April 19, 1993....................    (140,000)       140,000               $18.13
      New shares authorized May 11, 1993........   2,000,000             --                   --
      Granted August 13, 1993...................  (1,097,000)     1,097,000               $20.63
      New shares authorized September 28,
         1993...................................     200,000             --                   --
      Granted September 28, 1993................     (75,000)        75,000               $20.63
      Options exercised.........................          --       (112,255)        $9.81-$14.44
      Terminated or cancelled...................       2,000         (2,000)              $14.44
                                                  ----------     ----------
    Balance, December 31, 1993..................   1,381,136      2,070,245         $9.81-$20.63

      New shares authorized.....................      20,000             --                   --
      Granted January 5, 1994...................     (10,000)        10,000               $10.38
      Granted March 2, 1994.....................     (60,000)        60,000               $10.25
      Granted May 10, 1994......................     (10,000)        10,000               $10.50
      Granted May 10, 1994......................     (40,000)        40,000               $10.50
      Granted August 29, 1994...................     (50,000)        50,000                $5.44
      Granted September 27, 1994................    (753,500)       753,500                $2.84
      Granted September 28, 1994................     (32,200)        32,200                $2.16
      Granted November 15, 1994.................     (25,000)        25,000                $2.13
      Granted November 22, 1994.................    (400,000)       400,000                $2.06
      Options exercised.........................          --         (1,370)               $9.81
      Terminated or cancelled...................   1,537,324     (1,537,324)        $2.84-$20.63
                                                  ----------     ----------
    Balance, December 31, 1994..................   1,557,760      1,912,251         $2.06-$20.63
                                                   =========      =========

     Of the 1,912,251 options outstanding at December 31, 1994, 73,315 have an exercise price of $9.81, 92,486 have an exercise price of $11.20, 17,000 have an exercise price of $11.25, 53,500 have an exercise price of $14.44, 334,500 have an exercise price of $20.63, 60,000 have an exercise price of $10.25, 10,000 have an exercise price of $10.38, 40,000 have an exercise price of $10.50, 50,000 have an exercise price of $5.44, 25,000 have an exercise price of $2.13, 724,250 have an exercise price of $2.84, 32,200 have an exercise price of $2.16, and 400,000 have an exercise price of $2.06. Of the 1,912,251 options outstanding at December 31, 1994, 306,301 options were exercisable at December 31, 1994.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

17.  COMMITMENTS AND CONTINGENCIES

LABOR LITIGATION

     The Amalgamated Transit Union (the "ATU") strike in March 1990 resulted in two related proceedings, one before the National Labor Relations Board ("NLRB") and the other related to the Company's Chapter 11 reorganization. In April 1993, the Company, the ATU and the General Counsel of the NLRB jointly announced a proposed settlement of the strike and certain related litigation. The proposed settlement was approved by an Administrative Law Judge of the NLRB in September 1994, the full NLRB in February 1995 and by the United States Bankruptcy Court for the Southern District of Texas, Brownsville Division (the "Bankruptcy Court") in March 1995.

     The settlement resulted in the dismissal of all litigation between the ATU, NLRB and the Company, with the exception of one issue related to the Company's 1990 granting of seniority to drivers hired with previous commercial driving experience, which issue will be resolved in litigation before the NLRB and appeals, if any. In September 1994, an Administrative Law Judge of the NLRB issued a ruling finding that the granting of seniority to drivers with previous commercial driving experience constituted an unfair labor practice by the Company. The Company has appealed this ruling.

     If the Company were to ultimately lose this litigation, after all appeals, it may be exposed to liability to drivers hired after March 1990 that would lose their experience-based seniority credit. Liability to drivers hired before March 1990 who might lose their experience-based seniority was resolved in the aforementioned settlement. Based on the assessment of the liability expense it could face in settling these claims, the Company does not believe that this liability would have a material adverse effect on its business, results of operations or financial condition.

DEPARTMENT OF JUSTICE INVESTIGATION

     In March 1994, the Antitrust Division of the U.S. Department of Justice (the "DOJ") initiated an antitrust investigation to determine whether there is, has been, or may be a violation by the Company of Sections 1 and 2 of the Sherman Act by conduct or activities constituting a restraint of trade, monopolization or an attempt to monopolize. This investigation principally involves the competitive impact of (i) the Company's computerized reservation system, including the provision of fare and scheduling information via telephone, (ii) the Company's decision to discontinue publishing its bus schedules in an industry publication and (iii) various provisions contained in agreements with bus carriers using the Company's terminals. Under DOJ procedures, this investigation is preliminary in nature and seeks to determine whether the DOJ should file a complaint against the Company.

     Pursuant to this investigation, the DOJ served a civil investigative demand ("CID") on the Company in March 1994. The CID required the Company to answer various interrogatories and to produce certain documents. In July 1994, the Company completed the production of documents and answered the interrogatories required by the CID. In November 1994, the DOJ's staff contacted counsel for the Company and indicated that they believed that one of the several business practices investigated, a provision contained in agreements with bus carriers using the Company's terminals, violated Section 1 of the Sherman Act. The Company believes that the subject provision does not violate that antitrust law. The DOJ has requested that the Company enter into a consent decree enjoining the Company from enforcing the subject provision in its terminal license agreements.

     In 1993, the ICC's Office of Economics conducted an assessment of essentially the same issues involved in the DOJ investigation. In July 1993, the ICC issued a report concluding that, although the Company has initiated many business and technological practices that affect the bus industry, the Company has not intentionally mistreated other carriers or engaged in any anti-competitive practices. In September 1994, the ICC voted to discontinue any further potential rulemaking action with respect to the issues it investigated in 1993.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     Given the preliminary nature of the DOJ investigation, the Company cannot assess the impact, if any, on its business or financial condition or results of operations. If the DOJ's investigation is in fact limited to the single provision in the terminal license agreements, the Company believes that the investigation will not have a material impact on the Company's business, financial condition or results of operations.

OKLAHOMA SALES TAX CLAIM

     In January 1991, the Oklahoma Tax Commission ("OTC") filed a proof of claim with the Bankruptcy Court in connection with the Company's Chapter 11 bankruptcy case. That claim related to sales taxes which the OTC alleged were due and owing by the Company on interstate bus tickets sold in Oklahoma. The OTC claim involved a proposed tax assessment of approximately $908,000. The Company objected to the claim on the basis that the tax the OTC proposed to assess was an improper burden on interstate commerce in violation of the Commerce Clause of the United States Constitution. In February 1993, the Bankruptcy Court denied the OTC's claim in its entirety, finding that the Oklahoma sales tax on interstate travel was unconstitutional. The OTC subsequently appealed the Bankruptcy Court's decision to the U.S. District Court for the Southern District of Texas, Brownsville Division (the "District Court"), which affirmed the Bankruptcy Court's ruling in October 1993. In November 1993, the OTC appealed the case to the United States Circuit Court of Appeals for the Fifth Circuit (the "Fifth Circuit"). The decision of the Fifth Circuit is being held in abeyance pending the United States Supreme Court's decision in another case brought by the OTC against another bus carrier involving the same issues. In November 1994, oral argument was held before the United States Supreme Court involving the OTC's claim against the other bus carrier. If the OTC were to ultimately prevail in the litigation, the Company would be obligated to pay the tax assessment. Additionally, the OTC would likely file another tax assessment covering the tax due for the period subsequent to the original claim filed with the Bankruptcy Court.

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

     On August 23, 1994, a purported class action lawsuit was filed by Joseph Sonnenberg, a purported owner of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled Sonnenberg
v. Greyhound Bus Lines, Inc., Frank J. Schmieder and Michael Doyle, Civil Action No. 3-94CV-1793G.

     On October 5, 1994, a purported class action lawsuit was filed by Bruce Doniger, a purported owner of the Company's Convertible Debentures, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts in 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled Bruce Doniger v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 3-94CV-2135X.

     On October 20, 1994, a purported class action lawsuit was filed by M. Murray Van De Velde, a purported owner of the Company's Convertible Debentures, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled M. Murray Van De Velde v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 3-94CV-2240R.

     On October 21, 1994, a purported class action lawsuit was filed by Emile Gladstone, a purported owner of the Company's Senior Notes, against the Company, certain of its former officers and directors and Smith

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

Barney Inc. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled Emile Gladstone v. Greyhound Lines, Inc., Smith Barney Inc., Charles J. Lee, Charles A. Lynch, Frank J. Schmieder and J. Michael Doyle, Civil Action No. 3-94CV-2258J.

     On October 25, 1994, a purported class action lawsuit was filed by Lawrence Robbins, a purported owner of the Company's Common Stock, against the Company, a present officer, certain former officers and directors, and Smith Barney Shearson. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled Lawrence Robbins v. Greyhound Bus Lines, Inc., Frank J. Schmieder, J. Michael Doyle, Charles Lynch, Phillip W. Taff, Robert R. Duty, Ralph Borland, Don T. Seaquist, Charles Lee and Smith Barney Shearson, Civil Action No. 3-94CV-2270H.

     On November 2, 1994, a purported class action lawsuit was filed by The Witness Organization Pension Plan & Trust Dated 5-30-86, Philip H. deRoulet, Trustee, a purported owner of the Company's Convertible Debentures, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled The Witness Organization Pension Plan & Trust Dated 5-30-86, Philip H. deRoulet, Trustee v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 3-94CV-2332G.

     On December 12, 1994, a purported class action lawsuit was filed by the State Board of Administration of Florida and Louisiana State Employees Retirement System, purported owners of the Company's Common Stock, against the Company and certain of its present and former officers and directors. The suit seeks unspecified damages for securities law violations and common law fraud and deceit as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled State Board of Administration of Florida and Louisiana State Employees Retirement System v. Greyhound Lines, Inc., J. Michael Doyle, Charles A. Lynch, Frank J. Schmieder, and "John Doe" and "Richard Roe," Civil Action No. 3-94-CV-2694-R. Although this case has been filed, it has not yet been served on any defendants.

     All the purported class action cases above (with the exception of State Board of Administration of Florida and Louisiana State Employees Retirement System v. Greyhound Lines, Inc., J. Michael Doyle, Charles A. Lynch, Frank J. Schmieder, and "John Doe" and "Richard Roe," Civil Action No. 3-94-CV-2694-R, which has not yet been served on any defendants) have been transferred to the Court in which the first purported class action suit is pending. A joint pretrial order has been entered in the class action litigation which consolidates for pretrial and discovery purposes all of the stockholders actions and, separately, all of the debtholders actions. The joint pretrial order requires plaintiffs to file consolidated amended complaints and excuses answers to the original complaints. Plaintiffs' complaints are not yet due. When filed, the Company will have forty-five days to answer or otherwise respond, unless the time is extended.

     With respect to State Board of Administration of Florida and Louisiana State Employees Retirement System v. Greyhound Lines, Inc., J. Michael Doyle, Charles A. Lynch, Frank J. Schmieder, and "John Doe" and "Richard Roe," Civil Action No. 3-94-CV-2694-R, this suit has not yet been served on any defendants, and thus no answer or other response by the defendants is required. It is expected that, if served, one of the parties will seek to transfer this case to the Court where the other purported class actions are pending for consolidation under the joint pretrial order.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     On November 2, 1994, a shareholder derivative lawsuit was filed by Harvey
R. Rice, a purported owner of the Company's Common Stock, against present directors and former officers and directors of the Company and the Company as a nominal defendant. The suit seeks to recover monies obtained by certain defendants by allegedly trading in the Company's securities on the basis of nonpublic information and to recover monies for certain defendants' alleged fraudulent dissemination of false and misleading information concerning the Company's financial condition and future business prospects. The suit, filed in the Delaware Court of Chancery, New Castle County, is styled Harvey R. Rice v. Frank J. Schmieder, J. Michael Doyle, Charles A. Lynch, Richard J. Caley, Thomas
F. Meagher, Thomas G. Plaskett, Kenneth R. Norton, Robert B. Gill, Alfred E. Osborne, Jr., J. Patrick Foley, Charles J. Lee and Greyhound Lines, Inc., Civil Action No. 13854.

     Pursuant to a stipulation, the current deadline for all defendants to answer, move or otherwise plead with respect to the derivative complaint is not yet due.

     The above cases have been on file for only a short period of time, and no discovery has been conducted with respect to the claims. Based on a review of the litigation, a limited investigation of the underlying facts and discussions with legal and outside counsel, the Company does not believe that the outcome of this litigation would have a material adverse effect on its business and financial condition. The Company intends to defend against the actions vigorously. To the extent permitted by Delaware law, the Company is obligated to indemnify and bear the cost of defense with respect to lawsuits brought against its officers and directors. The Company maintains directors' and officers' liability insurance that provides certain coverage for itself and its officers and directors against claims of the type asserted in the subject litigation. The Company has notified its insurance carriers of the asserted claims.

     On January 23, 1995, the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its present and former officers, directors and employees and other persons. The order of investigation states that the SEC is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the SEC investigation will examine the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the SEC has not announced the targets of the investigation, it does not appear from the order that the Company is a target of the insider trading portion of the investigation. The Company is fully cooperating with the SEC. The probable outcome of this investigation cannot be predicted at this early stage in the proceeding.

INTERNAL REVENUE SERVICE EXAMINATION

     The Internal Revenue Service (the "IRS") has conducted an examination of the Company's consolidated federal tax returns for the years 1987, 1988 and 1989. The IRS and the Company entered into Closing Agreements As To The Determination Of Specific Matters, dated February 13, 1992, and October 7, 1992, wherein the Company agreed to certain income adjustments resulting in additional tax assessments of approximately $1 million in the aggregate for the years examined. Remaining issues resulting in potential income tax expense and interest of $1.8 million are being contested and are scheduled to be litigated. If resolved against the Company, management does not believe that such adverse outcome would have a material adverse effect on its business, financial condition or results of operations.

INVOLUNTARY CHAPTER 11 FILING

     On November 2, 1994, the Company received from certain persons claiming to own in excess of 25% of the aggregate principal amount of the outstanding Convertible Debentures a purported notice of acceleration of the entire principal amount of the Convertible Debentures. Concurrently, a subset of those persons filed an involuntary petition under Chapter 11 of the Bankruptcy Code against the Company in the United States

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

Bankruptcy Court for the Northern District of Texas, Dallas Division. The case was styled In re Greyhound, Case No. 394-36594-RCM-11. On December 19, 1994, in anticipation of the completion of the Company's Financial Restructuring, the involuntary bankruptcy petition was dismissed upon joint motion of the Company and the petitioning creditors. The Financial Restructuring was successfully completed in December 1994, and approximately 90% of the aggregate principal amount of the outstanding Convertible Debentures was tendered to the Company in return for Common Stock. In January 1995, the Company made the interest payment on the Convertible Debentures that remained outstanding, thus curing existing defaults thereunder.

INSURANCE COVERAGE

     The ICC has granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the ICC requires the Company to maintain a tangible net worth of $10.0 million and to maintain a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. At December 31, 1994, the Company's tangible net worth was $134.6 million. Subsequent to the ICC grant, thirty-eight states and the District of Columbia also granted the Company the right to self-insure its intrastate automobile liability exposure.

     In November 1994, United Bus Owners of America filed a petition with the ICC requesting that the ICC review the Company's self-insurance authority. The Company filed a response to the petition, which remains pending. A decision by the ICC to revoke that authority would have a material adverse effect on the future liquidity and operations of the Company. A decision by the ICC to require additional contributions to the trust fund could have such an effect, depending on the amount of additional funds required to be deposited.

     As part of its operational restructuring, the Company is increasing its insurance staff, adding loss prevention programs and re-engineering claims management. As with the ICC self-insurance programs described above, a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the future liquidity and operations of the Company (see Note 21).

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted by Company personnel, 75 locations have been identified as sites requiring potential clean-up and/or remediation as of December 31, 1994. Of this number, eight locations are surplus properties currently held for sale. The Company has estimated the cost of the clean-up of these eight sites to be $1.8 million of which $400,000 is indemnifiable by Dial pursuant to indemnity obligations arising out of the 1987 acquisitions of the domestic bus operations of Dial. The Company has estimated the clean-up and/or remediation costs for the remaining sites to be $4.5 million, of which $500,000 is indemnifiable by Dial. The Company has recorded a $900,000 receivable from Dial for the indemnification at December 31, 1994. The Company has no reason to believe that Dial will not fulfill its indemnification obligations to the Company. However, if Dial does not fulfill such obligations, the Company could have liability with respect to those matters. The indemnification obligations of Dial were the subject of the Claims Treatment Agreement (see -- "Trademarks"). Additionally, the Company has been designated as a potentially responsible party by the EPA at four Superfund sites where the Company and other parties face exposure for costs related to the clean-up of those sites. The Company believes its liability at these sites will be settled for an immaterial amount because its involvement at the sites was as a de minimis generator of wastes disposed of at the sites. In light of the minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a total environmental reserve of $6.0 million, including the $1.8 million for the surplus properties, at December 31, 1994, for noncapitalizable

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
expenses related to the sites identified for potential clean-up and/or remediation. The reserve amount for the remaining sites is based on discounted cash flows at a discount rate of 8%. Management believes that adequate accruals have been made related to all known environmental matters.

     At December 31, 1994, clean-up and/or remediation costs under the plan are as follows (in thousands):

        1995................................................................  $3,714
        1996................................................................   1,257
        1997................................................................     688
        1998................................................................     469
        Thereafter..........................................................     216
                                                                              ------
        Total environmental expenditures....................................  $6,344
                                                                              ======
        Amounts representing interest.......................................     391
                                                                              ------
        Reserve for environmental expenditures..............................  $5,953
                                                                              ======

OTHER LEGAL PROCEEDINGS

     In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the self-retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company or its subsidiaries relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would be likely to have a material adverse effect on its business, financial condition or results of operations.

18.  RELATED PARTY TRANSACTIONS

  Motor Coach Industries International, Inc.

     Transportation Manufacturing Operations, Inc. ("TMO"), a wholly owned subsidiary of Motor Coach Industries International, Inc. ("MCII"), agreed to act as a standby purchaser in the Rights Offering. Motor Coach Industries, Inc. ("MCI"), a subsidiary of TMO, is the Company's principal supplier of new motor coaches. TMO assigned its standby purchase obligations to Motor Coach Industries Limited, which purchased 6,004,144 shares in the Rights Offering.

     As an inducement to serve as a standby purchaser, the Company paid TMO a commitment fee of approximately $137,000 (representing 1% of TMO's total standby purchase commitment), and a takedown fee of approximately $387,000 (representing 3% of the price paid for the shares actually purchased by TMO pursuant to the standby commitment). In addition, the Company extended the term of the Bus Purchase Requirements Agreement dated March 18, 1987, among the Company, MCI and Transit Bus International, Inc., which also is a subsidiary of MCII, from March 18, 1997, to March 18, 1998. The Company must purchase at least 75% of its new bus requirements, if any, pursuant to that agreement. The Company also has agreed that it would prepay a portion of the "purchase price" to become due and payable under a Conditional Sales Contract and Security Agreement entered into in 1994 between the Company and MCI and assigned to MCI Acceptance Corp. ("MCIAC"), a wholly owned subsidiary of MCII. The Conditional Sales Contract to be repaid arose out of the financing of 151 intercity coaches purchased by the Company in 1994, and the obligations thereunder currently bear interest at the prime rate plus 1.5% per annum and mature over ten years. This pre-payment, of $12.9 million, was made in February 1995 and resulted in the release of liens on 64

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
buses, which collateral is available for refinancing. In addition, the Company has agreed that it will use its best efforts to refinance, on commercially reasonable terms, all other amounts owed to MCIAC. At March 1, 1995, the aggregate principal amount owed to MCIAC was approximately $7.4 million. As part of the standby purchase agreement, the Company also has granted TMO two demand registration rights with respect to the shares purchased by it, and will bear all the expenses (other than discounts and commissions, fees and expenses of TMO's counsel) of effecting the registration of those shares.

     The Company's President, Chief Executive Officer and Chief Financial Officer, Craig R. Lentzsch, previously served as Executive Vice President and Chief Financial Officer of MCII where he had been employed from 1992 to November 1994.

  Universal Coach Parts, Inc.

     Universal Coach Parts, Inc. ("UCP"), a wholly owned subsidiary of MCII, is a nationwide distributor of service parts and, since December 1992, provides inventory and inventory management services for the Company. In February 1995, the Company and UCP finalized a three year contract in which UCP would continue to provide the Company with inventory and inventory management services. After three years, the Company may terminate the contract upon 180 days written notice.

  Connor, Clark & Company, Ltd.

     Connor, Clark & Company, Ltd. ("Connor Clark"), the Company's largest shareholder, agreed to act as a standby purchaser with respect to up to 650,000 shares, all of which were purchased by it upon the conclusion of the Rights Offering. As an inducement to serve as a Standby Purchaser, the Company paid Connor Clark a commitment fee of approximately $14,000 (representing 1% of Connor Clark's total standby purchase commitment) and a takedown fee of approximately $70,000 (representing 5% of the Exercise Price) in respect of the New Shares actually purchased by it pursuant to the standby purchase commitment.

     Connor Clark and certain of its affiliates tendered an aggregate of $1,338,000 principal amount of Convertible Debentures in the tender offer on the same basis as the other holders of the Convertible Debentures.

  Snyder Capital Management, Inc.

     Snyder Capital Management, Inc. ("SCM"), on behalf of 49 accounts managed by it (the "SCM Accounts"), committed to oversubscribe for up to an aggregate of 2,181,977 shares. Because the SCM Accounts exercised their oversubscription privileges, and because there were sufficient unsubscribed shares available, the SCM Accounts received all the shares for which they had oversubscribed before any shares were taken by the standby purchasers.

     In consideration for the committed oversubscription, the Company paid each SCM Account a commitment fee equal to 1% of the aggregate Exercise Price for each account's pro rata portion of the committed oversubscription (or approximately $47,000 in the aggregate to the SCM Accounts taken as a whole). In addition, each SCM Account received a fee equal to 5% of the exercise price actually paid for any shares acquired pursuant to the committed oversubscription (or approximately $235,000 in the aggregate to the SCM Accounts taken as a whole).

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years ended December 31, 1994, 1993 and 1992, are as follows (in thousands, except per share amounts):

                                               FIRST        SECOND       THIRD        FOURTH
          YEAR ENDED DECEMBER 31, 1994        QUARTER      QUARTER      QUARTER      QUARTER
    ----------------------------------------  --------     --------     --------     --------
    Operating revenues......................  $133,852     $151,073     $185,736     $145,670
    Operating expenses......................   152,598      178,145      167,074      183,990(a)
                                              --------     --------     --------     --------
    Operating income (loss).................   (18,746)     (27,072)      18,662      (38,320)
    Interest expense........................     7,904        7,657        9,033        8,862
    Income tax provision (benefit)..........   (10,639)      10,656       17,039         (194)
                                              --------     --------     --------     --------
    Loss before extraordinary items.........   (16,011)     (45,385)      (7,410)     (46,988)(b)
    Extraordinary items.....................        --           --       (3,158)      41,531
                                              --------     --------     --------     --------
    Net loss................................  $(16,011)    $(45,385)    $(10,568)    $ (5,457)
                                              ========     ========     ========     ========
    Loss per share of Common Stock:
      Primary
         Loss before extraordinary items....  $  (1.09)    $  (3.10)    $   (.51)    $  (2.74)
         Extraordinary items................        --           --         (.21)        2.42
                                              --------     --------     --------     --------
         Net loss...........................  $  (1.09)    $  (3.10)    $   (.72)    $  (0.32)
                                              ========     ========     ========     ========
      Fully diluted
         Loss before extraordinary items....  $  (1.09)    $  (3.10)    $   (.51)    $  (2.74)
         Extraordinary items................        --           --         (.21)        2.42
                                              --------     --------     --------     --------
         Net loss...........................  $  (1.09)    $  (3.10)    $   (.72)    $  (0.32)
                                              ========     ========     ========     ========

---------------
(a) The Company recorded $37.8 million in certain operating charges in the fourth quarter of 1994. Those charges related to the write-down to the expected market value of certain real estate assets currently or expected to be classified as surplus, adverse claims development in 1994, certain litigation exposure and costs related to the Company's strategic and operational reorganization.

(b) Amount primarily represents a $41.9 million extraordinary gain related to the conversion of the Convertible Debentures to Common Stock.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                               FIRST        SECOND       THIRD        FOURTH
          YEAR ENDED DECEMBER 31, 1993        QUARTER      QUARTER      QUARTER      QUARTER
    ----------------------------------------  --------     --------     --------     --------
    Operating revenues......................  $149,587     $167,209     $194,621     $155,079
    Operating expenses......................   148,529      155,270      165,317      157,539
                                              --------     --------     --------     --------
    Operating income (loss).................     1,058       11,939       29,304       (2,460)
    Gain on sale of assets..................        --       (5,838)          --           --
    Interest expense........................     8,516        8,319        7,231        6,766
    Income tax provision (benefit)..........    (3,028)       3,839        8,650       (3,208)
                                              --------     --------     --------     --------
    Income (loss) before extraordinary items
      and cumulative effect of a change in
      accounting principle..................    (4,430)       5,619       13,423       (6,018)
    Extraordinary items.....................        --           --           --          407
    Cumulative effect of a change in
      accounting principle..................       690           --           --           --
                                              --------     --------     --------     --------
    Net income (loss).......................  $ (5,120)    $  5,619     $ 13,423     $ (6,425)
                                              ========     ========     ========     ========
    Earnings (loss) per share of Common
      Stock:
      Primary
         Income (loss) before extraordinary
           items and cumulative effect of a
           change in accounting principle...  $  (0.45)    $   0.43     $   0.90     $  (0.41)
         Extraordinary items................        --           --           --        (0.03)
         Cumulative effect of a change in
           accounting principle.............     (0.07)          --           --           --
                                              --------     --------     --------     --------
         Net income (loss)..................  $  (0.52)    $   0.43     $   0.90     $  (0.44)
                                              ========     ========     ========     ========
      Fully diluted
         Income (loss) before extraordinary
           items and cumulative effect of a
           change in accounting principle...  $  (0.45)    $   0.33     $   0.65     $  (0.41)
         Extraordinary items................        --           --           --        (0.03)
         Cumulative effect of a change in
           accounting principle.............     (0.07)          --           --           --
                                              --------     --------     --------     --------
         Net income (loss)..................  $  (0.52)    $   0.33     $   0.65     $  (0.44)
                                              ========     ========     ========     ========

          YEAR ENDED DECEMBER 31, 1992
    Operating revenues......................  $155,314     $168,919     $201,074     $167,674
    Operating expenses......................   155,929      159,243      172,752      149,669
                                              --------     --------     --------     --------
    Operating income (loss).................      (615)       9,676       28,322       18,005
    Interest expense........................     8,526        9,350        8,863        8,558
    Income tax provision....................       485           71        4,439        4,147
                                              --------     --------     --------     --------
    Net income (loss).......................  $ (9,626)    $    255     $ 15,020     $  5,300
                                              ========     ========     ========     ========
    Earnings (loss) per share of Common
      Stock:
      Primary...............................  $  (0.98)    $   0.03     $   1.52     $   0.53
      Fully diluted.........................  $  (0.98)    $   0.03     $   0.92     $   0.37

     Certain reclassifications have been made to the quarterly financial data to conform to the December 31, 1994, classifications.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

20.  SUBSEQUENT EVENTS

     On February 17, 1995, the Company completed negotiations and received a signed commitment term sheet, subject to documentation, regarding revised terms for the New Credit Facility, (the "New Credit Facility, as revised") for which Foothill will continue to be the lead agent. The new terms provide for revolving loans and letter of credit and/or letter of credit guarantees up to a maximum commitment of $73.5 million, subject to syndication. Foothill's commitment remains at $25.0 million. Availability under the New Credit Facility, as revised, would be limited to the aggregate of the following: (1) revolving advances of up to $3.5 million based on a formula of eligible accounts receivable, (2) revolving advances of $35.0 million based on the value of certain fixed asset collateral pledged to Foothill, which amount may be increased to $45.0 million by the pledge of additional collateral acceptable to Foothill ("Fixed Asset Advances"); availability under Fixed Asset Advances will be subject to quarterly reductions in availability beginning in April 1996 and
(3) a Bus Purchase Facility of up to $25.0 million, activated solely through the pledging of new bus collateral. The New Credit Facility, as revised, would mature on March 31, 1998 and would be secured by liens on substantially all the assets of the Company, excluding new equipment purchases, unless specifically pledged to support borrowings under the Bus Purchase Facility. The New Credit Facility, as revised, would allow the Company to dispose of certain non-core real estate properties. The New Credit Facility, as revised, would provide for an adjustable interest margin over prime borrowing rate, tied to the Company's financial performance and achievement of its financial plan. The borrowing margin would be adjusted quarterly beginning with the four quarters ending December 31, 1995. The New Credit Facility, as revised, would also be subject to financial covenants, including maintenance of a certain net worth and operating ratio. As of March 31, 1995, syndication commitments under the New Credit Facility, as revised, totaled $10.0 million with total availability of $35.0 million.

21.  LIQUIDITY

     The Company believes that the successful completion of the Tender Offer and Rights Offering and the New Credit Facility provide sufficient liquidity to meet the Company's obligations during 1995. Should the past revenue trends continue and ridership decline substantially, even though recent ridership trends have been positive, and should the New Credit Facility be insufficient to meet the Company's liquidity and operating cash flow needs, the Company may elect to postpone or reduce its capital spending program and reduce the level of operations to continue to meet its financial obligations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Greyhound Lines, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Greyhound Lines, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 14, 1995 (except with respect to the matters discussed in Note 20 to the December 31, 1994 Consolidated Financial Statements, as to which the date is March 30,
1995). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 8 (Schedule II) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Dallas, Texas
February 14, 1995

                                                                     SCHEDULE II

                   GREYHOUND LINES, INC. AND SUBSIDIARIES (A)
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                          ADDITIONS    ADDITIONS
                                             BALANCE AT   CHARGED TO   CHARGED TO                         BALANCE
                                             BEGINNING    COSTS AND      OTHER                            AT END
              CLASSIFICATION                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS           OF PERIOD
-------------------------------------------  ----------   ----------   ----------   ----------           ---------
December 31, 1994:
  Allowance for Doubtful Accounts..........   $    707     $    926      $   --      $   (793)(b)(c)      $   840
  Inventory Reserves.......................         --           61          --            --                  61
  Accumulated Amortization of Intangible
    Assets.................................      5,191        4,257          --          (156)(i)           9,292
  Accumulated Amortization of Other Assets
    and Deferred Costs.....................        342        1,586          --        (1,576)(f)             352
  Reserves for Injuries and Damages........     41,770       68,504          --       (37,931)(g)          72,343
                                              --------     --------      -------     --------             -------
    Total Reserves and Allowances..........   $ 48,010     $ 75,334      $   --      $(40,456)            $82,888
                                              ========     ========      =======     ========             =======
December 31, 1993:
  Allowance for Doubtful Accounts..........   $  1,039     $    298      $   --      $   (630)(b)(c)      $   707
  Inventory Reserves.......................        100                       --          (100)(d)              --
  Accumulated Amortization of Intangible
    Assets.................................      6,212        3,766          --        (4,787)(e)           5,191
  Accumulated Amortization of Other Assets
    and Deferred Costs.....................        426          440          --          (524)(f)             342
  Reserves for Injuries and Damages........     44,230       36,738          --       (39,198)(g)          41,770
                                              --------     --------      -------     --------             -------
         Total Reserves and Allowances.....   $ 52,007     $ 41,242      $   --      $(45,239)            $48,010
                                              ========     ========      =======     ========             =======
December 31, 1992:
  Allowance for Doubtful Accounts..........   $  1,375     $     86      $   --      $   (422)(c)         $ 1,039
  Inventory Reserves.......................      5,384        2,148          --        (7,432)(d)(h)          100
  Accumulated Amortization of Intangible
    Assets.................................        873        5,339          --            --               6,212
  Accumulated Amortization of Other Assets
    and Deferred Costs.....................         41          385          --            --                 426
  Reserves for Injuries and Damages........     52,385       29,205          --       (37,360)(g)          44,230
                                              --------     --------      -------     --------             -------
         Total Reserves and Allowances.....   $ 60,058     $ 37,163      $   --      $(45,214)            $52,007
                                              ========     ========      =======     ========             =======

---------------

(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b) Recovery of bad debt write-off.

(c) Write-off of uncollectible receivables.

(d) Includes book-to-physical inventory adjustments.

(e) Write-off of goodwill (see Note 10).

(f) Write-off of other assets and deferred costs.

(g) Payments of settled claims.

(h) Reduction of inventory reserve in conjunction with sale of inventory.

(i) Write-off of software.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     During 1994, the Company experienced significant changes in its senior executive management, in large part as a result of the Company's poor operating performance. That performance led the Company's largest shareholder, Connor, Clark & Company, Ltd., to seek the removal of the Company's former Chief Executive Officer, who resigned in August 1994. On November 15, 1994, Craig R. Lentzsch, a director of the Company, became its President and Chief Executive Officer. The Board of Directors is currently engaged in a search for a Chief Financial Officer and other senior operating and financial officers. Messrs, Abramson, Lentzsch and Meagher (who subsequently resigned), were nominated as directors of the Company by Connor, Clark & Company, Ltd., which sought board representation after the Company announced its results of operations for the first half of 1994.

     The following table sets forth certain information regarding the directors and executive officers of the Company as of March 29, 1995. All executive officers hold office at the pleasure of the Board of Directors.

             NAME               AGE                        OFFICE
------------------------------  ---     ---------------------------------------------
Herbert Abramson..............  54      Director (Class III)
Richard J. Caley..............  68      Director (Class III)
Craig R. Lentzsch.............  46      Director (Class I); President, Chief
                                        Executive Officer and Chief Financial Officer
Frank L. Nageotte.............  68      Director (Class I)
Alfred E. Osborne, Jr.........  50      Director (Class II)
Thomas G. Plaskett............  51      Chairman of the Board; Director (Class I)
Ralph J. Borland..............  47      Vice President - Customer Satisfaction
Bradley T. Harslem............  42      Vice President - Information Services and
                                        Chief Information Officer
J. Floyd Holland..............  59      Senior Vice President - Operations
Stuart N. Robinson............  46      Vice President - Marketing
Martha M. Smither.............  47      Vice President - Controller
Mark E. Southerst.............  37      Vice President and General Counsel and
                                        Secretary
John E. Taylor................  46      Vice President - Network Operations
Daniel R. Weston..............  59      Vice President - Human Resources
George A. Wheat...............  51      Vice President - Insurance and Risk
                                        Management

DIRECTORS

     Herbert Abramson was elected to the Board of Directors effective September 21, 1994. Since 1982, Mr. Abramson has served as a Director and Vice President of Connor, Clark & Company, Ltd., a money management firm. Mr. Abramson previously practiced corporate and securities law for twelve years with Goodman and Carr, a Toronto law firm.

     Richard J. Caley was appointed a Director of the Company on October 31, 1991. From 1978 to 1982, Mr. Caley served as President of Wilson Sporting Goods Co., a division of PepsiCo Inc. and Chairman of the Board and Chief Executive Officer of North American Van Lines. From 1971 to 1978, Mr. Caley served as President of the PepsiCo Transportation Division. Mr. Caley retired in 1982, although from May 15, 1989, to November 15, 1989, Mr. Caley served as President, Chief Operating Officer and Director of HEM Pharmaceuticals.

     Craig R. Lentzsch was elected to the Board of Directors on August 26, 1994. Effective November 15, 1994, Mr. Lentzsch became President and Chief Executive Officer for the Company and effective November 22, 1994, assumed the additional position of Chief Financial Officer. Mr. Lentzsch previously served as Executive Vice President and Chief Financial Officer of Motor Coach Industries International, Inc. where he had been employed since 1992, as President and Chief Executive Officer of Continental Asset Services, Inc.

from 1991 to 1992, as a private consultant to, and investor in, Storehouse, Inc. and Communications Partners, Ltd. from 1989 to 1991, as Vice Chairman, Executive Vice President and a director of the Company from March 1987 to December 1989, and as Co-founder and President of BusLease, Inc. from 1980 to 1989. Mr. Lentzsch also serves as a director of Hasting Books, Records and Tapes and Enginetech, Inc.

     Frank L. Nageotte was elected to the Board of Directors on February 27, 1995. Mr. Nageotte was a director of Motor Coach Industries International, Inc. from 1993 to 1994 and Greyhound Lines, Inc. from 1987 to 1990. From 1982 to 1987 Mr. Nageotte served as President and Chief Operating Officer of The Greyhound Corporation, where he was the Chief Executive Officer of the Company's predecessor from 1978 to 1982. Mr. Nageotte worked for the Company's predecessor for 40 years.

     Alfred E. Osborne, Jr. was elected to the Board of Directors on May 10, 1994. Since 1987, Dr. Osborne has served as Director of the Entrepreneurial Studies Center and Associate Professor of Business Economics of the John E. Anderson Graduate School of Management at the University of California at Los Angeles. Dr. Osborne formerly served as Director of the MBA Program, Assistant Dean and Associate Dean at UCLA. Dr. Osborne is also an independent general partner of Technology Funding Venture Partners V and a Director of First Interstate Bank of California, Nordstrom, Inc., Readicare Inc., Seda Specialty Packaging Corporation, The Times Mirror Company and United States Filter Corporation.

     Thomas G. Plaskett was elected to the Board of Directors on May 10, 1994. From August 9, 1994, to November 14, 1994, Mr. Plaskett served as Interim President and Chief Executive Officer of the Company, and from October 19, 1994 to November 22, 1994, served as Acting Chief Financial Officer of the Company. On February 27, 1995, Mr. Plaskett was elected as the Company's Chairman of the Board. Since 1991, Mr. Plaskett has served as managing director of Fox Run Capital Associates, an investment concern. Previously, Mr. Plaskett served as President and Chief Executive Officer of Pan Am Corporation from 1988 to 1991 and as President and Chief Executive Officer of Continental Airlines from 1986 to 1987. Mr. Plaskett also serves as a director of Tandy Corporation, Neostar Retail Group and Smart and Final, Inc.

     The Restated Certificate of Incorporation of the Company currently provides that the Board of Directors shall consist of nine directors, divided into three classes. The term of office of the Class I directors expires at the 1995 annual meeting of stockholders, the terms of those in Class II expire at the 1996 annual meeting of stockholders and the terms of those in Class III expire at the 1997 annual meeting of stockholders. At each annual meeting of stockholders, directors in the class to be elected at such meeting will be elected for three-year terms to succeed those directors whose terms are expiring. There are currently two vacant Class II directorships on the Board of Directors. One vacancy was created by the resignation of Kenneth R. Norton as a director of the Company on October 31, 1994. Mr. Norton informed the Board of Directors that he was resigning to devote more time to the business of PST Vans, Inc., where he serves as Chairman and Chief Executive Officer. The other Class II vacancy was created by the resignation, effective March 20, 1995 of Charles A. Lynch, the Company's former Chairman of the Board. Mr. Lynch resigned from the Board to devote more time to his other businesses. As part of the agreement in principle relating to the Financial Restructuring, the Company has agreed that a majority of the tendering holders of Convertible Debentures willing to participate in the selection will be entitled to nominate two qualified persons reasonably acceptable to the Company to serve on the Board of Directors. Those nominees will fill the current Class II vacancies. Additionally, there also exists a vacant Class III directorship on the Board. On March 30, 1995, Thomas G. Meagher resigned from the Company's Board of Directors in order to re-join the board of directors of TransWorld Airlines, Inc.

     The Board of Directors has established an Executive Committee consisting of Messrs. Caley, Lentzsch and Plaskett, which committee possesses the powers and discharges the duties of the Board of Directors during interim periods between meetings of the full board. The Board of Directors also has established an Audit Committee consisting of Messrs. Plaskett (Chairman) and Osborne, a Compensation Committee consisting of Messrs. Caley (Chairman), Osborne and Abramson; a Finance Committee consisting of Messrs. Abramson (Chairman), Osborne, Lentzsch and Plaskett; a Nominating Committee consisting of Messrs. Caley and Abramson; and a Strategic Planning Committee consisting of Messrs. Osborne (Chair-

man), Plaskett and Lentzsch. The Board's intent is to periodically modify committee assignments and chairmanships.

EXECUTIVE OFFICERS

     In addition to Craig R. Lentzsch, who became President and Chief Executive Officer of the Company on November 15, 1994, and Chief Financial Officer of the Company on November 22, 1994, the other executive officers of the Company are as set forth below.

     Ralph J. Borland has served as Vice President -- Customer Satisfaction since April 1993 and is responsible for the customers' experience in Company managed terminals as well as the agency network and the development and operation of the package express and charter business. Previously, Mr. Borland served as Vice President -- Marketing from March 1987 to April 1993. Mr. Borland joined the Company in 1972.

     Bradley T. Harslem joined the Company in December 1993 and serves as Vice President -- Information Services and Chief Information Officer. He is responsible for all of the corporation's computer systems and for the operation of the telephone sales centers. Prior to joining the Company, Mr. Harslem worked for American Airlines, Inc. for eighteen years in various engineering, finance, planning, marketing and technology roles. He served as Vice President -- Sabre Travel Information Network from 1991 to 1993, as Vice President -- Sabre Computer Services from 1988 to 1991 and as Managing Director -- Marketing Administration from 1987 to 1988.

     J. Floyd Holland has served as Senior Vice President -- Operations since September 1994 and is responsible for equipment maintenance, engineering, driver and bus operations and capacity planning. From October 1992 to September 1994, he served as Vice President -- Maintenance of the Company. From July 1987 to September 1992, he was Vice President -- Fleet Operations and was responsible for fleet allocations. From October 1979 to July 1987, Mr. Holland served as Vice President of Operations and Transportation of Trailways. From April 1984 to December 1991, Mr. Holland served as a director of Trailways Commuter Transit, Inc., a former affiliate of the Company. Mr. Holland has been a member of the Board of Directors and Executive Committee of the National Bus Traffic Association since 1991.

     Stuart N. Robinson joined the Company in November 1994 as Vice
President -- Marketing and is responsible for the Company's marketing, advertising, market research, pricing, promotions and tariffs. From 1980 to November 1994, Mr. Robinson operated Stuart N. Robinson and Associates, Inc. (formerly known as Marketing Support Services, Inc.), a consulting firm specializing in marketing research and strategic planning for travel, transportation and tourism companies and from 1989 to 1991 served as Vice President of Marketing for the Bowling Proprietors' Association of America. From 1977 to 1980, Mr. Robinson served as Director of Marketing for the Trailways Passenger Bus Service Division of Holiday Inns, Inc.

     Martha M. Smither has served as Vice President -- Controller since May 1994 and is responsible for the accumulation and reporting of financial data within the Company. Prior to joining the Company, Ms. Smither was Group
Manager -- Accounting for Frito-Lay, Inc., a division of Pepsico, Inc., where she was employed from 1976 to 1993.

     Mark E. Southerst was elected as Vice President and General Counsel and Secretary in January 1995. Mr. Southerst was previously employed by the Company as Associate General Counsel, since July 1988. Prior to joining the Company, Mr. Southerst served as in-house legal counsel for Burlington Northern Railroad Company from 1983 to July 1988. Mr. Southerst also serves as a director of the National Bus Traffic Association, since January 1995.

     John E. Taylor joined the Company in December 1988 and since July 1994 has served as Vice President -- Network Operations. Mr. Taylor is responsible for driver manpower, planning and operations, fleet planning and control, central drivers dispatch and safety. Prior to his current position, Mr. Taylor served in various capacities with the Company in the driver operations, customer operations and charter departments.

     Daniel R. Weston joined the Company in February 1994 as Vice
President -- Human Resources. Mr. Weston is responsible for all personnel-related activities, including defining the corporate personnel philosophy, administering personnel policies and procedures, managing the benefits program and compliance with federal and state employment regulations. From 1989 to February 1994, Mr. Weston served as the General Manager, Dallas Region, of King Chapman Broussard & Gallagher, a national management consulting firm with services in outplacement and organizational change consulting. From 1974 to 1989, Mr. Weston was the Associate Dean for External Affairs of the Cox School of Business, Southern Methodist University. His primary role was to develop general business support for SMU's school of business.

     George A. Wheat joined the Company in March 1995 as Vice
President -- Insurance and Risk Management. Before joining the Company, Mr. Wheat was employed by Motor Coach Industries International, Inc., since 1991. From 1988 to 1991, Mr. Wheat was employed by The Dial Corp as Director of Claims. From 1987 to 1988, Mr. Wheat served as Associate General Counsel for the Company. Mr. Wheat served as senior litigation attorney for Dial's predecessor (The Greyhound Corporation) from 1972 to 1987 where he managed claims for the Company's predecessor.

     There is no family relationship among any of the directors or nominees for director and executive officers of the Company.

SECTION 16(A) DELINQUENT FILER DISCLOSURE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners of the Company are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the year ended December 31, 1994, except that (a) individuals and entities associated with the Connor/Clark Parties, none of which individuals or entities own 10% or more of the Common Stock, filed thirty-two late reports and (b) Martha M. Smither, Vice President -- Controller, filed a late Form 3 after joining the Company in May 1994.

ITEM 11.  EXECUTIVE COMPENSATION

     "Executive Compensation" in the definitive proxy statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Motor Coach Industries International, Inc.

     Transportation Manufacturing Operations, Inc. ("TMO"), a wholly owned subsidiary of Motor Coach Industries International, Inc. ("MCII"), agreed to act as a standby purchaser in the Rights Offering. Motor Coach Industries, Inc. ("MCI"), a subsidiary of TMO, is the Company's principal supplier of new motor coaches. TMO assigned its standby purchase obligations to Motor Coach Industries Limited, which purchased 6,004,144 shares in the Rights Offering.

     As an inducement to serve as a standby purchaser, the Company paid TMO a commitment fee of approximately $137,000 (representing 1% of TMO's total standby purchase commitment), and a takedown fee of approximately $387,000 (representing 3% of the price paid for the shares actually purchased by TMO pursuant to the standby commitment). In addition, the Company extended the term of the Bus Purchase Requirements Agreement dated March 18, 1987 between the Company, MCI and Transit Bus Interna-tional, Inc., which also is a subsidiary of MCII, from March 18, 1997 to March 18, 1998. The Company must purchase at least 75% of its new bus requirements, if any, pursuant to that agreement. The Company also has agreed that, it would prepay a portion of the "purchase price" to become due and payable under a Conditional Sales Contract and Security Agreement entered into in 1994 between the Company and MCI and assigned to MCI Acceptance Corp. ("MCIAC"), a wholly owned subsidiary of MCII. The Conditional Sales Contract to be repaid arose out of the financing of 151 intercity coaches purchased by the Company in 1994, and the obligations thereunder currently bear interest at the prime rate plus 1.5% per annum and mature over ten years. This pre-payment in the amount of $12.9 million was made in February 1995 and resulted in the release of liens on 64 buses, which collateral is available for refinancing. In addition, the Company has agreed that it will use its best efforts to refinance, on commercially reasonable terms, all other amounts owed to MCIAC. At March 1, 1995, the aggregate principal amount owed to MCIAC was approximately $7.4 million. As part of the standby purchase agreement, the Company also has granted TMO two demand registration rights with respect to the shares purchased by it, and will bear all the expenses (other than discounts and commissions and fees and expenses of TMO's counsel) of effecting the registration of those shares.

     The Company's President, Chief Executive Officer and Chief Financial Officer, Craig R. Lentzsch, previously served as Executive Vice President and Chief Financial Officer of MCII where he had been employed from 1992 to November 1994.

  Universal Coach Parts, Inc.

     Universal Coach Parts, Inc. ("UCP"), a wholly owned subsidiary of MCII, is a nationwide distributor of service parts and since December 1992 provides inventory and inventory management services for the Company. In February 1995, the Company and UCP finalized a three year contract in which UCP would continue to provide the Company with inventory and inventory management services. After three years the Company may terminate the contract upon 180 days written notice.

  Connor, Clark & Company, Ltd.

     Connor, Clark & Company, Ltd. ("Connor Clark"), the Company's largest shareholder, agreed to act as a standby purchaser with respect to up to 650,000 shares, all of which were purchased by it upon the conclusion of the Rights Offering. As an inducement to serve as a Standby Purchaser, the Company paid Connor Clark a commitment fee of approximately $14,000 (representing 1% of Connor Clark's total standby purchase commitment) and a takedown fee of approximately $70,000 (representing 5% of the Exercise Price) in respect of the New Shares actually purchased by it pursuant to the standby purchase commitment.

     Connor Clark and certain of its affiliates tendered an aggregate of $1,338,000 principal amount of Convertible Debentures in the tender offer on the same basis as the other holders of the Convertible Debentures.

  Snyder Capital Management, Inc.

     Snyder Capital Management, Inc. ("SCM"), on behalf of 49 accounts managed by it (the "SCM Accounts"), committed to oversubscribe for up to an aggregate of 2,181,977 shares. Because the SCM Accounts exercised their oversubscription privileges, and because there were sufficient unsubscribed shares available, the SCM Accounts received all the shares for which they had oversubscribed before any shares were taken by the standby purchasers.

     In consideration for the committed oversubscription, the Company paid each SCM Account a commitment fee equal to 1% of the aggregate Exercise Price for each account's pro rata portion of the committed oversubscription (or approximately $47,000 in the aggregate to the SCM Accounts taken as a whole). In addition, each SCM Account received a fee equal to 5% of the exercise price actually paid for any shares acquired pursuant to the committed oversubscription (or approximately $235,000 in the aggregate to the SCM Accounts taken as a whole).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) CERTAIN DOCUMENTS FILED AS PART OF THE FORM 10-K

1. AND 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

     The following financial statements and financial statements schedules are set forth in Item 8 of the Form 10-K Annual Report. Financial Statement Schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Fifty percent or less owned companies accounted for by the equity method have been omitted because, considered in the aggregate, they have not been considered to constitute a significant subsidiary.

                                                                                     PAGE NO.
                                                                                     --------
Management Report on Responsibility for Financial Reporting........................     28
Report of Independent Public Accountants...........................................     29
Consolidated Statements of Financial Position at December 31, 1994 and 1993........     30
Consolidated Statements of Operations for the Years Ended December 31, 1994,
  1993 and 1992....................................................................     31
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
  1994, 1993 and 1992..............................................................     32
Consolidated Statements of Cash Flows for the Years Ended December 31, 1994,
  1993 and 1992....................................................................     34
Notes to Consolidated Financial Statements.........................................     35
Report of Independent Public Accountants...........................................     62
Schedule II -- Valuation and Qualifying Accounts...................................     63

3.  EXHIBITS

 3.1    --  Restated Certificate of Incorporation of Greyhound Lines, Inc.(4)
 3.2    --  Restated Bylaws of Greyhound Lines, Inc.(4)
 3.3    --  Article Fourth of the Restated Certificate of Incorporation of the Registrant
            relating to its capital stock.(7)
 3.4    --  Certificate of Amendment in the Restated Certificate of Incorporation of the
            Registrant amending Article Fourth thereof.(8)
 3.5    --  Certificate of Amendment in the Restated Certificate of Incorporation of the
            Registrant amending Article Eighth thereof.(13)
 3.6    --  Certificate of Designations of Series A Junior Preferred Stock of the
            Registrant.(13)
 3.7    --  Form of Certificate of Amendment to Certificate of Incorporation.(15)
 4.1    --  Indenture governing the 8 1/2% Convertible Subordinated Debentures due March 31,
            2007, including the form of 8 1/2% Convertible Subordinated Debentures due March
            31, 2007.(5)
 4.2    --  Indenture, dated October 31, 1991, between the Registrant and LaSalle National
            Bank, as Trustee, with respect to $165,000,000 principal amount of 10% Senior Notes due 2001, including form of 10% Senior Notes Due 2001.(2)
 4.3    --  First Supplemental Indenture to the Indenture between the Registrant and LaSalle
            National Bank, as Trustee.(5)
 4.4    --  Form of First Supplemental Indenture to the Indenture between the Registrant and
            Shawmut Bank Connecticut, N.A., as Trustee.(16)
 4.5    --  Rights Agreement, dated as of March 22, 1994, between the Registrant and Mellon
            Securities Trust Company, as Rights Agent.(11)

 4.6    --  Form of Promissory Note issued to holders of priority tax claims against the
            Registrant, including a schedule of holders of such notes and principal amounts thereof.(4)
 4.7    --  Amended and Restated Loan and Security Agreement dated as of October 13, 1994 by and between Greyhound Lines, Inc. and Foothill Capital Corporation.(15)
 4.8    --  Amendment Number One to Amended and Restated Loan and Security Agreement dated
            March 27, 1995 by and between Greyhound Lines, Inc. and Foothill Capital
            Corporation.(17)
10.1    --  Acquisition Agreement dated December 22, 1986, among The Greyhound Corporation,
            Greyhound Lines, Inc., the Registrant, GLI Holding Company, GLI Bus Operations
            Holding Company and GLI Merger Company.(1)
10.2    --  First Amendment to Acquisition Agreement dated January 31, 1987.(1)
10.3    --  Second Amendment to Acquisition Agreement dated March 18, 1987.(1)
10.4    --  Third Amendment to Acquisition Agreement dated March 18, 1987.(1)
10.5    --  Fourth Amendment to Acquisition Agreement dated September 18, 1987.(1)
10.6    --  Trademark License Agreement dated March 18, 1987, between The Greyhound
            Corporation, GLI Holding Company and the Registrant.(1)
10.7    --  Assignment of Exhibit B Trademarks dated March 18, 1987, executed by The Greyhound
            Corporation.(1)
10.8    --  Bus Purchase Requirements Agreement dated March 18, 1987, among the Registrant,
            Greyhound Lines, Inc., Transportation Manufacturing Corporation and Motor Coach
            Industries, Inc.(1)
10.9    --  Equipment Sublease dated March 18, 1987, between Greyhound Lines, Inc. and the
            Registrant.(1)
10.10   --  Master Lease dated March 18, 1987, between Greyhound Lines, Inc. and GLI Realty
            Company.(1)
10.11   --  Employee Stock Ownership Plan of the Registrant, effective as of October 31,
            1991.(4)
10.12   --  Trust Agreement dated as of October 31, 1991, between the Registrant and Bank One,
            Texas, N.A., as trustee for Registrant's Employee Stock Ownership Plan.(4)
10.13   --  Contested Claim Pool Trust Agreement to be entered into as of October 31, 1991, by and between the Registrant and Smith Barney Trust Company, as trustee.(4)
10.14   --  Claims Treatment Agreement dated August 23, 1991, by and among Eagle Bus
            Manufacturing, Inc., the Registrant, Trailways Commuter Transit, Inc., GLI Bus
            Operations Holding Company, GLI Food Services, Inc., Southern Greyhound Lines Co.,
            GLI Holding Company, Central Greyhound Lines Co., Greyhound Travel Services, Inc.,
            Eastern Greyhound Lines, Co., and Western Greyhound Lines Co., on the one hand, and
            The Dial Corp, on the other.(4)
10.15   --  Coach Purchase Agreement, dated February 14, 1992, between the Registrant, Texas,
            New Mexico & Oklahoma Coaches, Inc., Vermont Transit Co., Inc., Motor Coaches
            Industries, Inc., Hausman Bus Sales, Inc. and MCI Acceptance Corp.(4)
10.16   --  Coach Purchase Agreement, dated December 23, 1992, between the Registrant and Motor
            Coach Industries, Inc.(6)
10.17   --  Amendment No. 1 to the 1993 Coach Purchase Agreement, dated as of February 4, 1993, by and among Greyhound Lines, Inc. and Motor Coach Industries, Inc.(9)
10.18   --  Amendment No. 2 to the 1993 Coach Purchase Agreement, dated as of June 25, 1993, by and among Greyhound Lines, Inc. and Motor Coach Industries, Inc.(9)
10.19   --  Memorandum of Agreement, dated as of June 4, 1993, between Greyhound Lines, Inc.
            and the International Association of Machinists and Aerospace Workers.(9)
10.20   --  Agreement dated as of June 30, 1993, between the Registrant and the New York City
            Transit Authority.(9)
10.21   --  Interest Rate Swap Transaction Confirmations dated as of July 12, 1993, between the
            Registrant and Bankers Trust Company.(9)

10.22   --  Memorandum of Agreement, dated as of May 25, 1993, between the Registrant and the
            Amalgamated Council of Greyhound Local Unions.(10)
10.23   --  Lease Agreement No. 1, dated as of December 29, 1993, between Wilmington Trust
            Company and the Registrant.(10)
10.24   --  Lease Agreement No. 2, dated as of December 29, 1993, between Wilmington Trust
            Company and the Registrant.(10)
10.25   --  Lease Agreement No. 3, dated as of December 29, 1993, between Wilmington Trust
            Company and the Registrant.(10)
10.26   --  Lease Supplement No. 1-1, dated as of December 30, 1993, between Wilmington Trust
            Company and the Registrant.(10)
10.27   --  Lease Supplement No. 2-1, dated as of December 30, 1993, between Wilmington Trust
            Company and the Registrant.(10)
10.28   --  Lease Supplement No. 3-1, dated as of December 30, 1993, between Wilmington Trust
            Company and the Registrant.(10)
10.29   --  Tax Indemnification Agreement, dated as of December 29, 1993, between Nationsbanc
            Lease Investments, Inc. and the Registrant.(10)
10.30   --  Pledge Agreement, dated as of December 29, 1993, among the Registrant, Wilmington
            Trust Company and Nationsbanc Lease Investments, Inc.(10)
10.31   --  Participation Agreement, dated as of December 29, 1993, between Nationsbanc Lease
            Investments, Inc. and the Registrant.(10)
10.32   --  Greyhound Lines, Inc. 1991 Management Incentive Stock Option Plan.(4)
10.33   --  Greyhound Lines, Inc. 1993 Management Incentive Stock Option Plan.(8)
10.34   --  Greyhound Lines, Inc. 1993 Non-Employee Director Stock Option Plan.(10)
10.35   --  Greyhound Lines, Inc. Supplemental Executive Retirement Plan.(10)
10.36   --  Coach Purchase Agreement, dated as of December 31, 1993, between the Registrant and
            Motor Coach Industries, Inc.(12)
10.37   --  Conditional Sale Contract and Security Agreement, dated as of May 10, 1994, between the Registrant and Motor Coach Industries, Inc.(13)
10.38   --  Lease Agreement, dated as of March 28, 1994, between Wilmington Trust Company and the Registrant.(12)
10.39   --  Lease Supplement No. 1, dated as of March 28, 1994, between Wilmington Trust
            Company and the Registrant.(12)
10.40   --  Pledge Agreement, dated as of March 28, 1994, among the Registrant, Wilmington
            Trust Company and Cargill Leasing Corporation.(12)
10.41   --  Participation Agreement, dated as of March 28, 1994, between Cargill Leasing
            Corporation and the Registrant.(12)
10.42   --  Bill of Sale, dated as of March 28, 1994, between the Registrant and Wilmington
            Trust Company.(12)
10.43   --  Tax Indemnification Agreement, dated as of March 28, 1994, between Cargill Leasing
            Corporation and the Registrant.(12)
10.44   --  Lease Agreement, dated as of March 29, 1994, between Wilmington Trust Company and the Registrant.(12)
10.45   --  Lease Supplement No. 1, dated as of March 29, 1994, between Wilmington Trust
            Company and the Registrant.(12)
10.46   --  Pledge Agreement, dated as of March 29, 1994, among the Registrant, Wilmington
            Trust Company and Cargill Leasing Corporation.(12)
10.47   --  Participation Agreement, dated as of March 29, 1994, between Cargill Leasing
            Corporation and the Registrant.(12)
10.48   --  Bill of Sale, dated as of March 29, 1994, between the Registrant and Wilmington
            Trust Company.(12)

10.49   --  Tax Indemnification Agreement, dated as of March 29, 1994, between Cargill Leasing
            Corporation and the Registrant.(12)
10.50   --  Conditional Sale Contract and Security Agreement, dated as of June 28, 1994, between the Registrant and Motor Coach Industries, Inc.(14)
10.51   --  First Amendment to the Registrant 1993 Non-Employee Director Stock Option Plan.(14)
10.52   --  Amendments to Interest Rate Swap Agreement, dated as of October 6, 1994 between the
            Registrant and Bankers Trust Company.(14)
10.53   --  Form of Letter Agreements with various holders of Convertible Debentures relating to, among other things, the Conversion.(16)
10.54   --  Employment Agreement, dated November 15, 1994, between Registrant and Craig R.
            Lentzsch.(17)
10.55   --  Amendment Number Two to Bus Purchase Requirements Agreement dated December 21, 1994 by and between Greyhound Lines, Inc. and Motor Coach Industries.(17)
11      --  Computation of Registrant's earnings per share for the two months ended December
            31, 1991.(15)
11.1    --  Computation of Registrant's earnings per share for the year ended December 31,
            1992.(15)
11.2    --  Computation of Registrant's earnings per share for the year ended December 31,
            1993.(15)
11.3    --  Computation of Registrant's earnings per share for the year ended December 31,
            1994.(17)
22      --  Subsidiaries of the Registrant.(17)
23.1    --  Consent of Arthur Andersen LLP.(17)
27      --  Financial Data Schedule as of and for the year ended December 31, 1994(17)

---------------
 (1) Incorporated by reference from the Registration Statement on Form S-1 (File Nos. 33-13588-01, 33-13588-02, 33-13588-03 and 33-13588-04) regarding the
     Registrant's Former 12 1/2% Senior Subordinated Notes Due 1997.

 (2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

 (3) Incorporated by reference to the Company's Registration Statement on Form 10 (File No. 1-10841) relating to the Common Stock and Senior Notes.

 (4) Incorporated by reference from the Registration Statement on Form S-1 (File Nos. 33-45060-01 and 33-45060-02) regarding the Registrant's 8 1/2%
     Convertible Subordinated Debentures Due 2007.

 (5) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-47908) regarding the Registrant's Common Stock and 10% Senior Notes Due 2001 held by the Contested Claims Pool Trust.

 (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 (7) Incorporated by reference from the Company's Registrant Statement on Form S-3 (File No. 33-61044).

 (8) Incorporated by reference from the Company's Registrant Statement on Form S-8 (File No. 33-63506) regarding the Registrant's 1991 and 1993 Management Stock Option Plans.

 (9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(10) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(11) Incorporated by reference from the Registrant's Quarterly Report on Form 8-K regarding the Rights Agreement dated March 22, 1994.

(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(13) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(14) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(15) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-56131) regarding the Registrant's Common Stock.

(16) Incorporated herein by reference from the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).

(17) Filed herewith.

(B) REPORTS ON FORM 8-K

     The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1994, nor was it required to do so.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF DALLAS AND THE STATE OF TEXAS, ON MARCH 31, 1995.

                                          GREYHOUND LINES, INC.

                                          By:     /s/ CRAIG R. LENTZSCH
                                                      Craig R. Lentzsch
                                              President/Chief Executive Officer
                                                and Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------   ----------------------------    ---------------
          /s/  THOMAS G. PLASKETT               Chairman of the Board            March 31, 1995
---------------------------------------------   of Directors
               Thomas G. Plaskett

           /s/  HERBERT ABRAMSON                Director                         March 31, 1995
---------------------------------------------
                Herbert Abramson

           /s/  RICHARD J. CALEY                Director                         March 31, 1995
---------------------------------------------
                Richard J. Caley

           /s/  CRAIG R. LENTZSCH               Director                         March 31, 1995
---------------------------------------------
                Craig R. Lentzsch

           /s/  FRANK L. NAGEOTTE               Director                         March 31, 1995
---------------------------------------------
                Frank L. Nageotte

         /s/  ALFRED E. OSBORNE, JR.            Director                         March 31, 1995
---------------------------------------------
              Alfred E. Osborne, Jr.

            /s/  MARTHA M. SMITHER              Principal Accounting Officer     March 31, 1995
---------------------------------------------
                 Martha M. Smither

                              INDEX TO EXHIBITS



                                                                               SEQUENTIALLY
EXHIBIT                                                                          NUMBERED
NUMBER            DESCRIPTION                                                      PAGE
-------           -----------                                                  ------------
4.8         Amendment Number One to Amended and Restated Loan and Security
            Agreement dated as of March 27, 1995 by and between Greyhound
            Lines, Inc. and Foothill Capital Corporation.

10.54       Employment Agreement, dated November 15, 1994, between the
            Registrant and Craig R. Lentzsch.

10.55       Amendment Number Two to Bus Purchase Requirements Agreement dated
            December 21, 1994 by and between Greyhound Lines, Inc. and Motor
            Coach Industries, Inc.

11.3        Computation of Registrant's earnings per share for the year ended
            December 31, 1994.

22          Subsidiaries of the Registrant.

23.1        Consent of Arthur Andersen LLP.

27          Financial Data Schedule for the year ended December 31, 1994.