Form 10-Q
period 1995-03-31
GREYHOUND LINES INC
filed 1995-05-15
CIK 813040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                        Commission file number  1-10841

                             GREYHOUND LINES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          86-0572343
    (State or other jurisdiction of                            (I.R.S. employer
     incorporation or organization)                          identification no.)

   15110 N. DALLAS PARKWAY, SUITE 600
             DALLAS, TEXAS                                           75248
(Address of principal executive offices)                          (Zip code)

                                 (214) 789-7000
              (Registrant's telephone number, including area code)

                                      NONE
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          YES   X                                            NO
               ---                                              ---

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
          YES   X                                            NO
               ---                                              ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS OF COMMON STOCK                          OUTSTANDING AT MAY 10, 1995
  ---------------------                          ---------------------------
     $.01 PAR VALUE                                    53,743,682  SHARES

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                  PAGE NO.
                                                                                                  --------
PART I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements:
                   Interim Consolidated Statements of Financial Position as of
                      March 31, 1995 (Unaudited) and December 31, 1994  . . . . . . . . . . .         4
                   Interim Consolidated Statements of Operations for the
                      Three Months Ended March 31, 1995 and 1994 (Unaudited)  . . . . . . . .         5
                   Interim Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 1995 and 1994 (Unaudited). . . . . . . . .         6
                   Notes to Interim Consolidated Financial Statements (Unaudited) . . . . . .         7

  Item 2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        13


PART II.         OTHER INFORMATION

  Item 1.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

  Item 6.        Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . .        20


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23

                     PART I.        FINANCIAL  INFORMATION

                      ITEM 1.        FINANCIAL  STATEMENTS

                    GREYHOUND LINES, INC. AND SUBSIDIARIES

             INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    MARCH 31,   DECEMBER 31,
                                                                                      1995          1994
                                                                                   -----------  ------------
                                                                                   (UNAUDITED)
Current Assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .          $    906       $  9,454
   Accounts receivable, less allowance for doubtful accounts
      of $794 and $840  . . . . . . . . . . . . . . . . . . . . . . . . .            26,013         33,584
   Stock subscription receivable  . . . . . . . . . . . . . . . . . . . .               ---         15,150
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,151          3,779
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .             8,485         10,248
   Assets held for sale   . . . . . . . . . . . . . . . . . . . . . . . .             8,709          9,526
   Other current assets   . . . . . . . . . . . . . . . . . . . . . . . .            14,936         12,859
                                                                                   --------       --------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .            62,200         94,600

Prepaid Pension Plans . . . . . . . . . . . . . . . . . . . . . . . . . .            22,248         22,250
Property, Plant and Equipment, net of accumulated depreciation
   of $68,448 and $68,388   . . . . . . . . . . . . . . . . . . . . . . .           281,970        288,250
Investments in Unconsolidated Affiliates  . . . . . . . . . . . . . . . .             1,308          1,312
Insurance and Security Deposits . . . . . . . . . . . . . . . . . . . . .            87,496         84,548
Intangible Assets, net of accumulated amortization of $11,036 and $9,644             19,481         20,489
                                                                                   --------       --------

      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $474,703       $511,449
                                                                                   ========       ========

Current Liabilities
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 13,997       $ 14,916
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .            48,183         53,106
   Unredeemed tickets   . . . . . . . . . . . . . . . . . . . . . . . . .             7,240         10,259
   Current portion of reserve for injuries and damages  . . . . . . . . .            26,455         26,455
   Current maturities of long-term debt   . . . . . . . . . . . . . . . .             5,251          7,022
                                                                                   --------       --------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . .           101,126        111,758

Reserve for Injuries and Damages  . . . . . . . . . . . . . . . . . . . .            43,679         45,888
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           191,968        197,125
Deferred Gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,188          1,277
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,188          2,205
                                                                                   --------       --------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . .           340,149        358,253
                                                                                   --------       --------

Commitments and Contingencies (Note 3)
Stockholders' Equity
   Preferred stock (10,000,000 shares authorized; par value $.01; none issued)
      Series A junior preferred stock (500,000 shares authorized; par value $.01;
      none issued)  . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---            ---
   Common stock (100,000,000 shares authorized; 53,852,874 and 37,567,744 shares issued as of March 31, 1995 and December 31, 1994 respectively;
      par value $.01)   . . . . . . . . . . . . . . . . . . . . . . . . .               538            375
   Common stock subscribed (16,279,070 shares as of December 31, 1994)  .               ---            163
   Capital in excess of par value   . . . . . . . . . . . . . . . . . . .           212,085        182,826
   Capital in excess of par value, subscribed   . . . . . . . . . . . . .               ---         29,184
   Retained earnings (deficit)  . . . . . . . . . . . . . . . . . . . . .           (75,532)       (56,815)
   Less:  Unfunded accumulated pension obligation   . . . . . . . . . . .            (1,499)        (1,499)
   Less: Treasury stock, at cost (109,192 shares)   . . . . . . . . . . .            (1,038)        (1,038)
                                                                                   --------       --------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .           134,554        153,196
                                                                                   --------       --------

          Total liabilities and stockholders' equity  . . . . . . . . . .          $474,703       $511,449
                                                                                   ========       ========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                  1995             1994
                                                                                ---------       ----------
                                                                                        (UNAUDITED)
OPERATING REVENUES
 Transportation Services
      Passenger service . . . . . . . . . . . . . . . . . . . . . . . . . . .   $109,454        $ 110,841
      Package express . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,643            9,931
  Food services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,403            4,583
  Other operating revenues  . . . . . . . . . . . . . . . . . . . . . . . . .      9,293            8,497
                                                                                --------        ---------
      Total operating revenues  . . . . . . . . . . . . . . . . . . . . . . .    131,793          133,852
                                                                                --------        ---------

OPERATING EXPENSES
  Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,690           19,148
  Transportation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,540           30,166
  Agents' commissions and station costs . . . . . . . . . . . . . . . . . . .     27,222           28,013
  Marketing, advertising and traffic  . . . . . . . . . . . . . . . . . . . .      3,129            9,989
  Insurance and safety  . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,660           11,985
  General and administrative  . . . . . . . . . . . . . . . . . . . . . . . .     17,960           18,449
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .      7,424            7,291
  Operating taxes and licenses  . . . . . . . . . . . . . . . . . . . . . . .     12,640           11,725
  Operating rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,997           11,126
  Cost of goods sold - food services  . . . . . . . . . . . . . . . . . . . .      2,991            3,230
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . .      1,387            1,476
                                                                                --------        ---------
      Total operating expenses  . . . . . . . . . . . . . . . . . . . . . . .    143,640          152,598
                                                                                --------        ---------

OPERATING LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (11,847)         (18,746)
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,868            7,904
                                                                                --------        ---------
LOSS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . .    (18,715)         (26,650)
Income Tax Provision (Benefit)  . . . . . . . . . . . . . . . . . . . . . . .          2          (10,639)
                                                                                --------        ---------
NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(18,717)       $ (16,011)
                                                                                ========        =========

Loss Per Share of Common Stock:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (0.36)       $   (1.09)
                                                                                ========        =========
  Fully Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (0.36)       $   (1.09)
                                                                                ========        =========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                   1995             1994
                                                                                 ---------         --------
                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (18,717)       $ (16,011)
  Noncash expenses, gains and losses included in net loss
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .       7,424            7,291
   Amortization of deferred gain  . . . . . . . . . . . . . . . . . . . . . .         (89)             (64)
   Amortization of debt issuance costs  . . . . . . . . . . . . . . . . . . .         272              190
   Amortization of discount on Senior Notes . . . . . . . . . . . . . . . . .         725              637
   Net loss on assets sold  . . . . . . . . . . . . . . . . . . . . . . . . .           1               62
   Unfunded net pension (gain) loss . . . . . . . . . . . . . . . . . . . . .          39             (646)
   Benefit from deferred income taxes . . . . . . . . . . . . . . . . . . . .         ---          (10,647)
  Net changes in certain operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,028             (864)
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         628              448
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,763           (1,000)
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,077)          (1,724)
   Insurance and security deposits  . . . . . . . . . . . . . . . . . . . . .      (2,948)          (2,367)
   Intangible assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (384)          (1,245)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (956)           2,657
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,932)          (7,462)
   Reserve for injuries and damages . . . . . . . . . . . . . . . . . . . . .      (2,209)            (106)
   Unredeemed tickets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,019)          (2,585)
                                                                                ---------        ---------
      Net cash used for operating activities  . . . . . . . . . . . . . . . .     (13,451)         (33,436)
                                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (809)         (33,262)
  Proceeds from assets sold . . . . . . . . . . . . . . . . . . . . . . . . .       1,601           28,092
  Proceeds from termination of interest rate swap . . . . . . . . . . . . . .         ---            1,609
  Deposit to collateralize operating leases . . . . . . . . . . . . . . . . .         ---           (7,127)
  Other investing activities  . . . . . . . . . . . . . . . . . . . . . . . .           4              (13)
                                                                                ---------        ---------
      Net cash provided by (used for) investing activities  . . . . . . . . .         796          (10,701)
                                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt and capital lease obligations  . . . . . . . . . . . . . .     (14,788)          (1,927)
  Net proceeds from Rights Offering . . . . . . . . . . . . . . . . . . . . .      11,685              ---
  Proceeds from issuance of Common Stock  . . . . . . . . . . . . . . . . . .         ---                7
  Net change in revolving credit facility . . . . . . . . . . . . . . . . . .       7,210            8,500
                                                                                ---------        ---------
      Net cash provided by financing activities . . . . . . . . . . . . . . .       4,107            6,580
                                                                                ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .      (8,548)         (37,557)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .       9,454           39,643
                                                                                ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .   $     906        $   2,086
                                                                                =========        =========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (Unaudited)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1995, and the results of its operations for the three months ended March 31, 1995 and 1994. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended March 31, 1995, may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1994.

2.  SIGNIFICANT ACCOUNTING POLICIES

LOSS PER SHARE

Primary loss per common share is calculated by dividing net loss by the weighted average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The calculation of fully diluted loss per share of Common Stock assumes the dilutive effect of the Company's 8.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") converted into Common Stock. For the three months ended March 31, 1995 and 1994, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures have an antidilutive effect. As a result, these shares are not included in the weighted average shares outstanding at March 31, 1995 and 1994. The weighted average shares outstanding used in the calculation of primary and fully diluted loss per share of Common Stock for the three months ended March 31, 1995 and 1994 are as follows:

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                              1995              1994
                                                                           ---------          ---------
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       52,371,106        14,651,839
  Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . .       52,371,106        14,651,839

CERTAIN RECLASSIFICATIONS

Certain reclassifications have been made to the prior period statements to conform them to the March 31, 1995 classifications.

3.  COMMITMENTS AND CONTINGENCIES

LABOR LITIGATION

The Amalgamated Transit Union (the "ATU") strike in March 1990 resulted in two related proceedings, one before the National Labor Relations Board ("NLRB") and the other related to the Company's 1990 Chapter 11 reorganization. In April 1993, the Company, the ATU and the General Counsel of the NLRB jointly announced a proposed settlement of the strike and certain related litigation. The proposed settlement was approved by an Administrative Law Judge of the NLRB in September 1994, the full NLRB in February 1995 and by the United States Bankruptcy Court for the Southern District of Texas, Brownsville Division (the "Bankruptcy Court") in March 1995.

The settlement resulted in the dismissal of all litigation between the ATU, NLRB and the Company, with the exception of one issue related to the Company's granting in 1990 of experienced-based seniority to drivers hired with previous commercial driving experience, which issue will be resolved in litigation before the NLRB and appeals, if any. In September 1994, an Administrative Law Judge of the NLRB issued a ruling finding that the granting of seniority to drivers with previous commercial driving experience constituted an unfair labor practice by the Company. The Company has appealed this ruling.

If the Company were to ultimately lose this litigation, after all appeals, or if the Company were to change its policy of relating to experience-based seniority, it may be exposed to liability to drivers hired after March 1990 that would lose their experience-based seniority credit. Liability to drivers hired before March 1990 who might lose their experience-based seniority was resolved in the aforementioned settlement. Based on an assessment of the liability exposure it could face from these claims, the Company does not believe that this liability, even if determined to be adverse to the Company, would have a material adverse effect on its business, results of operations or financial condition.

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

Pursuant to this investigation, the DOJ served a civil investigative demand ("CID") on the Company in March 1994. The CID required the Company to answer various interrogatories and to produce certain documents. In July 1994, the Company completed the production of documents and answered the interrogatories required by the CID. In November 1994, the DOJ's staff contacted counsel for the Company and indicated that they believed that one of the several business practices investigated, a provision contained in agreements with bus carriers using the Company's terminals, violated Section 1 of the Sherman Act. The Company believes that the subject provision does not violate that antitrust law. The DOJ has requested that the Company enter into a consent decree enjoining the Company from enforcing the subject provision in its terminal license agreements. To date, the Company has not agreed to enter into a consent decree and the DOJ's investigation continues.

In 1993, the Interstate Commerce Commission's (the "ICC") Office of Economics conducted an assessment of essentially the same issues involved in the DOJ investigation. In July 1993, the ICC issued a report concluding that, although the Company had initiated many business and technological practices that affected the bus industry, the Company had not intentionally mistreated other carriers or engaged in any anti-competitive practices. In September 1994, the ICC voted to discontinue any further potential rulemaking action with respect to the issues it investigated in 1993.

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

OKLAHOMA SALES TAX CLAIM

In January 1991, the Oklahoma Tax Commission ("OTC") filed a proof of claim with the Bankruptcy Court in connection with the Company's Chapter 11 bankruptcy case. That claim related to sales taxes which the OTC alleged were due and owing by the Company on interstate bus tickets sold in Oklahoma. The OTC claim involved a proposed tax assessment of approximately $908,000 plus additional interest. The Company objected to the claim on the basis that the tax the OTC proposed to assess was an improper burden on interstate commerce in violation of the Commerce Clause of the United States Constitution. In February 1993, the Bankruptcy Court denied the

OTC's claim in its entirety, finding that the Oklahoma sales tax on interstate travel was unconstitutional. The OTC subsequently appealed the Bankruptcy Court's decision to the U.S. District Court for the Southern District of Texas, Brownsville Division (the "District Court"), which affirmed the Bankruptcy Court's ruling in October 1993. In November 1993, the OTC appealed the case to the United States Circuit Court of Appeals for the Fifth Circuit (the "Fifth Circuit"). The decision of the Fifth Circuit was being held in abeyance pending the United States Supreme Court's decision in another case brought by the OTC against another bus carrier involving the same issues. On April 3, 1995, the United States Supreme Court ruled against the other bus carrier and upheld the constitutionality of a sales tax imposed on interstate bus tickets by the State of Oklahoma. The Company's case has been remanded to the Bankruptcy Court where additional proceedings concerning the claim will be heard. Additionally, the OTC could file another tax assessment covering the tax due for all or a portion of the period subsequent to the original claim filed with the Bankruptcy Court. To date, no such additional assessment has been made by the OTC. In view of the Supreme Court's decision, the Company established a reserve, during the first quarter of 1995, for its estimate of the liability.

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

On October 21, 1994, a purported class action lawsuit was filed by Emile Gladstone, a purported owner of the Company's 10% Senior Notes due 2001 (the "Senior Notes"), against the Company, certain of its former officers and directors and Smith Barney Inc. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled Emile Gladstone v. Greyhound Lines, Inc., Smith Barney Inc., Charles J. Lee, Charles A. Lynch, Frank J. Schmieder and J. Michael Doyle, Civil Action No. 3-94CV-2258J.

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

All the purported class action cases above (with the exception of State Board of Administration of Florida and Louisiana State Employees Retirement System v. Greyhound Lines, Inc., J. Michael Doyle, Charles A. Lynch, Frank J. Schmieder, and "John Doe" and "Richard Roe," Civil Action No. 3-94-CV-2694-R, which has not yet been served on any defendants) have been transferred to the Court in which the first purported class action suit is pending. A joint pretrial order has been entered in the class action litigation which consolidates for pretrial and discovery purposes all of the stockholders actions and, separately, all of the debtholders actions. The joint pretrial order requires plaintiffs to file consolidated amended complaints and excuses answers to the original complaints. Plaintiffs' amended complaints are not yet due. When filed, the Company will have forty-five days to answer or otherwise respond, unless the time is extended.

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

INTERNAL REVENUE SERVICE EXAMINATION

The Internal Revenue Service (the "IRS") has conducted an examination of the Company's consolidated federal tax returns for the years 1987, 1988 and 1989. The IRS and the Company entered into Closing Agreements As To The Determination Of Specific Matters, dated February 13, 1992, and October 7, 1992, wherein the Company agreed to certain income adjustments resulting in additional tax assessments which were paid. In April 1995, the Company and the IRS settled in principle the remaining contested issues. Pursuant to the settlement, still to be finalized, the Company will be obligated to pay additional taxes and interest of $1.1 million, half of which will be paid when the settlement is finalized, and the remainder will be paid with interest over a two and one-half year period. The Company previously established a reserve which covers substantially all of its liability under the settlement.

INSURANCE COVERAGE

The ICC has granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the ICC requires the Company to maintain a tangible net worth of $10.0 million and to maintain a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. At March 31, 1995, the Company's tangible net worth was $115.1 million. Subsequent to the ICC grant, thirty-eight states and the District of Columbia also granted the Company the right to self-insure its intrastate automobile liability exposure.

In November 1994, United Bus Owners of America ("UBOA") filed a petition with the ICC requesting that the ICC review the Company's self-insurance authority. The Company filed a response to the petition, and in April 1995, the ICC dismissed UBOA's petition and reaffirmed the Company's self-insurance authority.


ENVIRONMENTAL MATTERS

The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various
facilities presently or formerly owned or leased by the Company.   Based upon
surveys conducted by Company personnel, 75 locations have been identified as sites requiring potential clean-up and/or remediation as of March 31, 1995. Of this number, eight locations are surplus properties currently held for sale. The Company has estimated the cost of the clean-up of these eight sites to be $1.6 million of which $400,000 is indemnifiable by Dial pursuant to indemnity obligations arising out of the 1987 acquisitions of the domestic bus operations of Dial. The Company has estimated the clean-up and/or remediation costs for the remaining sites to be $4.7 million, of which $600,000 is indemnifiable by Dial. The Company has no reason to believe that Dial will not fulfill its indemnification obligations to the Company. However, if Dial does not fulfill such obligations, the Company could have liability with respect to those matters. Additionally, the Company has been designated as a potentially responsible party by the EPA at four Superfund sites where the Company and other parties face exposure for costs related to the clean-up of those sites. The Company believes its liability at these sites will be settled for an immaterial amount because its involvement at the sites was as a de minimis generator of wastes disposed of at the sites. In light of the minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a $1.1 million receivable from Dial for indemnification at March 31, 1995, including costs associated with previously remediated sites. The Company has also recorded an environmental reserve of $5.7 million, including the $1.6 million for the surplus properties, at March 31, 1995, for noncapitalizable expenses related to the sites identified for potential clean-up and/or remediation. The receivable and reserve amounts for non-surplus sites are based on discounted cash flows at a discount rate of 8%. Management believes that adequate accruals have been made related to all known environmental matters.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Capital Structure and Leverage. The Company is highly leveraged and requires significant cash flows to meet its debt and other continuing obligations. The Company had $192.0 million in long-term debt outstanding (excluding $16.8 million of issued and undrawn standby letters of credit) at March 31, 1995, consisting primarily of the Company's 10% Senior Notes due 2001 (the "Senior Notes"). The Company has semiannual interest payments (each January 31 and July 31) of $8.25 million due on the Senior Notes. The Company will also require $15.8 million in the aggregate for other debt service and $28.4 million for operating lease obligations during the remainder of 1995. Additionally, the Company will have annual sinking fund payments on the Senior Notes, initially in the amount of $8.0 million and increasing annually thereafter, beginning July 31, 1996.

During February 1995, in connection with the Financial Restructuring (see - "Financial Restructuring"), the Company pre-paid $12.9 million in bus financing, in addition to paying scheduled debt service amounts, to Motor Coach Industries Acceptance Corporation ("MCIAC") and as of March 31, 1995, aggregate amounts outstanding were $7.2 million. The pre-payment resulted in the release of liens on 64 buses, which collateral is available for refinancing.

Capital Expenditures. The Company's network of 543 properties and operating fleet of approximately 1,900 buses require significant annual capital and maintenance expenditures. In addition, the Company makes annual expenditures related to environmental compliance and remediation and the development of operating systems software. For the quarter ended March 31, 1995, the Company's capital expenditures totalled $809,000. Due to the Company's current limited borrowing capacity and restrictions in its New Credit Facility (defined herein), the Company must limit its capital expenditures to items that management considers to be essential. Elimination or deferral of the Company's essential capital expenditures over an extended period of time could have a material adverse effect on its results of operations. However, the Company anticipates sufficient liquidity and financing sources to provide for an acceptable level of capital expenditures in the foreseeable future. Moreover, the Company is currently pursuing financing alternatives, including the New Credit Facility, as revised (defined herein), that would allow the Company to undertake discretionary capital spending.

Liquidity. Operating cash flows, together with cash from financing activities, seasonal revolving credit borrowings and sales of assets, historically have been sufficient to fund the Company's operations, as well as, investing activities which consist primarily of capital expenditures for new bus acquisitions, systems development costs and, to a lesser extent, facilities replacements or upgrades. For the quarter ended March 31, 1995, however, operating activities required net cash of $13.5 million. The net cash required by operating activities, as well as cash required for investing activities, were funded by revolving borrowings under the New Credit Facility (defined herein), proceeds received from the Rights Offerings (see - "Financial Restructuring") and, to a lesser extent, sale of surplus assets. At March 31, 1995, the Company had cash and cash equivalents of $906,000 and $8.7 million in available borrowing capacity under the New Credit Facility (defined herein).

The Company is party to two floating rate interest rate swap agreements. In October 1994, the agreements were amended to lock in the future payments under the agreements until maturity in July 1998. The net result of the amendments is that these swaps will not be subject to interest rate risk. Under the amendments, the Company will be required to pay and recognize incremental interest expense of $6.2 million over the remaining term of the five-year agreements. The Company has collateralized its payment obligations under the amended agreements with a $1.1 million letter of credit and liens on six pieces of real property.

During October 1994 as part of the Financial Restructuring (see - "Financial Restructuring"), the Company entered into a new revolving credit facility (the "New Credit Facility") with Foothill Capital Corporation ("Foothill"), which replaced the Company's prior bank facility. The New Credit Facility provides for revolving loans and letters of credit and/or letter of credit guarantees of up to $35.0 million. A portion of availability under the New Credit Facility is limited by a formula applied to certain accounts receivable balances. The New Credit Facility matures on January 1, 1996, although the Company, at its sole option, may extend the term of the New Credit Facility to

January 1, 1998. As of March 31, 1995, there were approximately $16.8 million in issued and undrawn standby letters of credit outstanding under the New Credit Facility, and $7.2 million in revolving borrowings outstanding under the New Credit Facility.

On February 17, 1995, the Company completed negotiations and received a signed commitment term sheet, subject to documentation, regarding revised terms for the New Credit Facility, (the "New Credit Facility, as revised") for which Foothill will continue to be the lead agent. The new terms provide for revolving loans and letter of credit and/or letter of credit guarantees up to a maximum commitment of $73.5 million, subject to syndication. Foothill's commitment remains at $25.0 million. Availability under the New Credit Facility, as revised, would be limited to the aggregate of the following: (1) revolving advances of up to $3.5 million based on a formula of certain eligible accounts receivable, (2) revolving advances of $35.0 million based on the value of certain fixed asset collateral pledged to Foothill, which amount may be increased to $45.0 million by the pledge of additional collateral acceptable to Foothill ("Fixed Asset Advances"); availability under Fixed Asset Advances would be subject to quarterly reductions in availability beginning in April 1996 and, (3) a Bus Purchase Facility of up to $25.0 million, activated solely through the pledging of new bus collateral. The New Credit Facility, as revised, would mature on March 31, 1998 and would be secured by liens on substantially all the assets of the Company, excluding real estate purchases and new bus purchases unless specifically pledged to support borrowings under the Bus Purchase Facility. The New Credit Facility, as revised, would provide for an adjustable interest margin over prime borrowing rate, tied to the Company's financial performance and achievement of its financial plan. The New Credit Facility, as revised, would allow the Company to dispose of certain non-core real estate properties. In addition, non-bus capital expenditures would be limited to $25.0 million annually with no spending limitations on bus purchases as long as financed through debt, operating or capital leases with maturities of no less than five years. The New Credit Facility, as revised, would also be subject to financial covenants, including maintenance of a certain net worth and ratio of cash flow to interest expense. As of May 9, 1995, total syndication commitments under the New Credit Facility, as revised, including Foothill's commitment as the lead agent, totaled $55.0 million. The Company and Foothill have not yet closed on the New Credit Facility, as revised.

The Company has embarked on an aggressive risk reduction and claims reduction program. Due to a decrease in the pending inventory of claims, certain insurance carriers have reduced their collateral and security requirements for previous years' claims, which resulted in a return of collateral and security to the Company of approximately $8.5 million during April 1995. A decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the future liquidity and operations of the Company.

During the Company's bankruptcy in 1990, certain funds were set aside to cover claims arising under the ICC Trust Fund. Those claims have been concluded and a final distribution is anticipated. Accordingly, the Company expects that it will receive the $1.5 million balance in the Trust Fund during the second half of 1995.

The Company believes that borrowings under the New Credit Facility and cash from operations will provide sufficient liquidity to meet the Company's obligations for the remainder of 1995. Should the past revenue trends continue and ridership decline substantially, even though recent ridership trends have been positive, and should the New Credit Facility be insufficient to meet the Company's liquidity and seasonal operating cash flow needs, the Company may elect to postpone or reduce its capital spending program and reduce the level of operations to continue to meet its financial obligations. Elimination or deferral of the Company's essential capital expenditures over an extended period of time could have a material adverse effect on its results of operations. However, at this time, the Company anticipates sufficient liquidity and financing sources to provide for an acceptable level of capital expenditures in the foreseeable future.

FINANCIAL RESTRUCTURING

During the fall of 1994, management and the Board of Directors initiated a comprehensive change to the Company's capital structure that led to the formulation of a financial restructuring plan (the "Financial Restructuring") consisting of (i) the execution of the New Credit Facility; (ii) an offer (the "Tender Offer") to convert the entire $98.9 million in aggregate principal amount of the Company's 8.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") into shares of common stock of the Company ("Common Stock") at a conversion rate of approximately 256 shares of Common Stock for each $1,000 principal amount of bond and (iii) a pro rata offering (the "Rights Offering") to the Company's stockholders of the opportunity to subscribe for and purchase, for $35.0 million cash, 16.3 million new shares of Common Stock.

The Company announced the successful completion of the Tender Offer and that its $35.0 million Rights Offering had been fully committed. As of December 31, 1994, $19.9 million of the proceeds from the Rights Offering had been received. The Company received the balance of the proceeds of the Rights Offering in January 1995. Additionally, as part of the Financial Restructuring, the Company agreed to refinance approximately $20.6 million of bus financing provided by MCIAC and prepaid MCIAC $12.9 million on the outstanding financing in February 1995 (see - "Capital Resources and Liquidity"). The Financial Restructuring reduced the Company's annual interest burden by $7.6 million.

Certain Contingencies. The Company is subject to various contingencies that could affect its liquidity position in the future. See "ITEM 1. LEGAL PROCEEDINGS."

FIRST QUARTER 1995 AND 1994 RESULTS OF OPERATIONS

The Company's business is seasonal in nature and generally follows the pattern of the travel business as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. Historically, the Company has experienced substantial seasonal variances in its results of operations with the first quarter typically being a loss period.

The following table presents certain of the Company's operating statistics for the periods ended March 31, 1995 and 1994:

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                          1995             1994        % CHANGE
                                                      ----------       ----------      --------
Regular Service Miles (000) . . . . . . . . .             54,552           52,622           3.7
Passenger Miles (000) . . . . . . . . . . . .          1,144,348        1,122,528           1.9
Available Seat Miles (000)  . . . . . . . . .          2,509,392        2,381,146           5.4
Passengers Carried (000) (a)  . . . . . . . .              3,606            3,467           4.0
Average Trip Length (miles) (a) . . . . . . .                317              324          (2.2)
Load Factor (% of available seats filled) . .               45.6             47.1          (3.2)
Yield Per Passenger Mile (cents)  . . . . . .               9.56             9.87          (3.1)
Yield Per Bus Mile (dollars)  . . . . . . . .               2.01             2.11          (4.7)

(a)  See Operating Revenues for discussion of 1994 restatements

Operating Income (Loss). Operating loss was $11.8 million for the first quarter of 1995 compared to an operating loss of $18.7 million for the same period in 1994. Operating revenues declined $2.1 million (or 1.5%), while operating expenses decreased $9.0 million (or 5.9%) for the first quarter of 1995 compared to 1994.

Operating Revenues. Passenger service revenues declined $1.4 million (or 1.3%) for the first quarter 1995 compared to 1994 while passenger miles increased by
21.8 million miles (or 1.9%). The yield per passenger mile decreased by 3.1% due to a new pricing strategy based on everyday low pricing. Load factor declined by 3.2% in 1995, reflecting the 3.7% increase in regular service miles. Despite the increase in the Company's passenger service miles overall, the business in the smaller markets has been very weak. The Company has taken action to provide more telephone support and better pricing and scheduling support for these locations in an effort to rebuild the smaller market segment.

The number of passengers carried increased 4.0% for the first quarter of 1995 compared to 1994, which is attributable to the pricing strategies and additional regular service miles. Average trip length declined 2.2% due to the growth of the short haul business over last year. The statistics for passengers carried and trip length, previously estimated from the revenue accounting system, are now produced by the information captured by the Transportation Reservation Itinerary Planning System ("TRIPS") for electronically sold tickets, which represents an ever increasing portion of the total business. Historical factors for estimating the statistical impact of tickets sold in non-TRIPS locations have been updated and, in addition, the impact of such sales has been reduced as the number of TRIPS locations has increased. As a result, the statistical information for 1994 has been changed accordingly, from that previously published. As the Company continues to expand TRIPS to manual locations, the dependence on historical factors for estimating manual ticket activity will be lessened.

Package express delivery service revenues declined $1.3 million (or 13.0%) in the first quarter of 1995 compared to 1994. Package express revenues continued to decline due to 1994 reductions in routes that were weak in passenger service revenue but strong in package express revenue combined with intense competition in the package express delivery service from overnight carriers. This decline is likely to continue until the Company has in place localized package express marketing strategies.

Other operating revenues increased approximately $800,000 (or 9.4%) in the first quarter of 1995 compared to 1994 due primarily to an increase in interest income. As a result of higher interest rates during the first quarter of 1995 as compared to 1994, interest earned on the Company's insurance deposits and ICC Trust Fund increased.

Operating Expenses. Total operating expenses decreased by $9.0 million (or 5.9%) for the first quarter of 1995 compared to 1994, despite a 1.9 million mile (or 3.7%) increase in regular service miles operated.

Maintenance costs continue to decline from 1994 in absolute dollars and cost per mile. Maintenance labor costs decreased due to a significant reduction in garage personnel since the first quarter of 1994. Maintenance utilities and building repairs have decreased due to the downsizing and closure of several facilities. Also contributing to the decreased expenses was the closing of the New York City garage in January 1995.

Transportation expenses increased $2.4 million (or 7.9%) for the first quarter of 1995 compared to 1994, due to an increase in drivers' wages of $2.2 million as a result of a wage increase which occurred in March of 1994 and increased mileage in 1995 as compared to 1994. Also contributing to the change in transportation expense was increased costs for training of drivers.

Agents' commission and station costs decreased approximately $800,000 (or 2.8%) for the first quarter of 1995 compared to 1994 due to a decrease in customer service salaries, the reduction in headcount year over year and better management of hours worked. Also contributing to the lower wages was the conversion of Company-owned terminals to agencies. Offsetting these reductions was an increase in the telephone information centers' communication costs relating to increased phone usage.

Marketing costs decreased $6.9 million (or 68.7%) for the first quarter 1995 compared to 1994 due primarily to a planned spending reduction in 1995 in direct advertising expenditures.

Insurance and safety costs decreased $1.3 million (or 11.1%) for the first quarter of 1995 as compared to 1994 due to an anticipated reduction in claims from initiation of loss prevention programs and improved claims management. This reduction in expense was partially offset by costs associated with increased premiums for the current policy period.

General and administrative expenses decreased by approximately $500,000 (or 2.7%) for the first quarter of 1995 compared to 1994, due in part, to a decrease in group insurance expense. During the first quarter of 1994, the estimated expense recorded for health and welfare claims exceeded actual claims subsequently reported. In addition, legal expenses decreased as a result of a reduction in staff. These decreases were partially offset by approximately $900,000 recorded in the first quarter of 1995 to accrue for expense under the Company's management incentive plan. There was no similar expense recorded for the first quarter of 1994.

Operating taxes and licenses increased approximately $900,000 (or 7.8%) for the first quarter of 1995 as compared to 1994 as a result of a reserve recorded for past sales taxes owed on interstate bus tickets sold in Oklahoma. This increase is offset by a decrease in real estate taxes due to the closure of the New York City garage in early January 1995.

Operating rental expense for leased buses for the periods ended March 31, 1995 and 1994 was $5.8 million and $5.0 million, respectively, excluding daily rents and other short-term leases.

Interest Expense. For the three months ended March 31, 1995, interest expense was $6.9 million, including net expense of $88,000 resulting from the interest rate swap agreements entered into during 1993 (see - "Capital

Resources and Liquidity"). Interest expense decreased $1.0 million (or 13.1%) for the first quarter of 1995 compared to 1994 due to the conversion of the Convertible Debentures (see - "Financial Restructuring"). This reduction was offset by increased expense paid on an installment note relating to bus purchase financing entered into during mid 1994.

Income Taxes. For the quarter ended March 31, 1994, the Company recorded an income tax benefit of $10.6 million as a result of its pre-tax loss. At that time, projections indicated that it was "more likely than not" that the income tax benefit would be utilized to offset future period income tax expense. At June 30, 1994, projections were revised, and the Company expected to have a net loss for the year. As a result, there was less of a likelihood that the Company would utilize the income tax benefit, and therefore, the income tax benefit recorded for the quarter ended March 31, 1994, was reversed during the second quarter of 1994. In 1995, the Company does not anticipate a profit and has not recorded any tax benefit for the quarter.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

LABOR LITIGATION

The ATU strike resulted in two related proceedings, one before the NLRB and the other related to the Company's 1990 Chapter 11 reorganization. In April 1993, the Company, the ATU and the General Counsel of the NLRB jointly announced a proposed settlement of the strike and certain related litigation. The proposed settlement was approved by an Administrative Law Judge of the NLRB in September 1994, the full NLRB in February 1995 and by the United States Bankruptcy Court for the Southern District of Texas, Brownsville Division in March 1995.
Certain litigation relating to experience-based seniority remains pending before the NLRB. See Note 3 to the Interim Consolidated Financial
Statements for the three months ended March 31, 1995, included elsewhere in this filing.

DEPARTMENT OF JUSTICE INVESTIGATION

The Antitrust Division of the DOJ has initiated an antitrust investigation to determine whether there is, has been, or may be a violation by the Company of Sections 1 and 2 of the Sherman Act by conduct or activities constituting a restraint of trade, monopolization or an attempt to monopolize. See Note 3 to the Interim Consolidated Financial Statements for the three months ended
March 31, 1995, included elsewhere in this filing.

OKLAHOMA SALES TAX CLAIM

In January 1991, the Oklahoma Tax Commission ("OTC") filed a proof of claim with the Bankruptcy Court in connection with the Company's Chapter 11 bankruptcy case. The claim related to sales taxes which the OTC alleged was due and owing by the Company on interstate bus tickets sold in Oklahoma. On April 3, 1995, the United States Supreme Court ruled against another bus carrier and upheld the constitutionality of a sales tax imposed on interstate bus tickets by the State of Oklahoma. See Note 3 to the Interim Consolidated Financial Statements for the three months ended March 31, 1995, included elsewhere in this filing.

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

From August 1994 to December 1994, seven purported class action lawsuits were filed by various individuals and groups against the Company and certain other parties. The suits seek unspecified damages for securities law violations. In November 1994, a shareholder derivative lawsuit was filed against present directors and former officers and directors of the Company and the Company as a nominal defendant. In addition, on January 23, 1995, the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain other parties. See Note 3 to the Interim Consolidated Financial Statements for the three months ended March 31, 1995, included elsewhere in this filing.

INTERNAL REVENUE SERVICE EXAMINATION

The IRS has conducted an examination of the Company's consolidated federal tax returns for the years 1987, 1988 and 1989. In April 1995, the Company and the IRS settled in principle certain remaining contested issues. See Note 3 to the Interim Consolidated Financial Statements for the period ended March 31, 1995, included elsewhere in this filing.

OTHER LEGAL PROCEEDINGS

In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the self-retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company or its subsidiaries relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would be likely to have a material adverse effect on the business, financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

4.1      -  Indenture governing the 8 1/2 % Convertible Subordinated Debentures due March 31, 2007, including the form of 8 1/2 % Convertible Subordinated Debentures due March 31, 2007. (3)

4.2      -  Indenture, dated October 31, 1991, between the Registrant and
            LaSalle National Bank, as Trustee, with respect to $165,000,000 principal amount of 10% Senior Notes due 2001, including form of 10% Senior Notes Due 2001. (1)

4.3      -  First Supplemental Indenture to the Indenture between the
            Registrant and LaSalle National Bank, as Trustee. (3)

4.4      -  Form of First Supplemental Indenture to the Indenture between the
            Registrant and Shawmut Bank Connecticut, N.A., as Trustee. (12)

4.5      -  Rights Agreement, dated as of March 22, 1994, between the
            Registrant and Mellon Securities Trust Company, as Rights Agent.
            (7)

4.6      -  Form of Promissory Note issued to holders of priority tax claims against the Registrant, including a schedule of holders of such notes and principal amounts thereof. (2)

4.7      -  Amended and Restated Loan and Security Agreement dated as of
            October 13, 1994 by and between Greyhound Lines, Inc. and Foothill Capital Corporation. (11)

4.8      -  Amendment Number One to Amended and Restated Loan and Security
            Agreement dated as of March 27, 1995 by and between Greyhound Lines, Inc. and Foothill Capital Corporation. (13)

10.1     -  Memorandum of Agreement, dated as of June 4, 1993, between
            Greyhound Lines, Inc. and the International Association of Machinists and Aerospace Workers. (5)

10.2     -  Agreement dated as of June 30, 1993, between the Registrant and the
            New York City Transit Authority. (5)

10.3     -  Interest Rate Swap Transaction Confirmations dated as of July 12,
            1993, between the Registrant and Bankers Trust Company. (5)

10.4     -  Memorandum of Agreement, dated as of May 25, 1993, between the
            Registrant and the Amalgamated Council of Greyhound Local Unions.
            (6)

10.5     -  Lease Agreement No. 1, dated as of December 29, 1993, between
            Wilmington Trust Company and the Registrant. (6)

10.6     -  Lease Agreement No. 2, dated as of December 29, 1993, between
            Wilmington Trust Company and the Registrant. (6)

10.7     -  Lease Agreement No. 3, dated as of December 29, 1993, between
            Wilmington Trust Company and the Registrant. (6)

10.8     -  Lease Supplement No. 1-1, dated as of December 30, 1993, between
            Wilmington Trust Company and the Registrant. (6)

10.9     -  Lease Supplement No. 2-1, dated as of December 30, 1993, between
            Wilmington Trust Company and the Registrant. (6)

10.10    -  Lease Supplement No. 3-1, dated as of December 30, 1993, between
            Wilmington Trust Company and the Registrant. (6)

10.11    -  Tax Indemnification Agreement, dated as of December 29, 1993, between Nationsbanc Lease Investments, Inc. and the Registrant. (6)

10.12    -  Pledge Agreement, dated as of December 29, 1993, among the
            Registrant, Wilmington Trust Company and Nationsbanc Lease Investments, Inc. (6)

10.13    -  Participation Agreement, dated as of December 29, 1993, between
            Nationsbanc Lease Investments, Inc. and the Registrant.  (6)

10.14    -  Greyhound Lines, Inc. 1991 Management Incentive Stock Option Plan.
            (2)

10.15    -  Greyhound Lines, Inc. 1993 Management Incentive Stock Option Plan.
            (4)

10.16    -  Greyhound Lines, Inc. 1993 Non-Employee Director Stock Option Plan.
            (6)

10.17    -  Greyhound Lines, Inc. Supplemental Executive Retirement Plan. (6)

10.18    -  Coach Purchase Agreement, dated as of December 31, 1993, between the Registrant and Motor Coach Industries, Inc. (8)

10.19    -  Conditional Sale Contract and Security Agreement, dated as of May
            10, 1994, between the Registrant and Motor Coach Industries, Inc.
            (9)

10.20    -  Lease Agreement, dated as of March 28, 1994, between Wilmington
            Trust Company and the Registrant. (8)

10.21    -  Lease Supplement No. 1, dated as of March 28, 1994, between
            Wilmington Trust Company and the Registrant. (8)

10.22    -  Pledge Agreement, dated as of March 28, 1994, among the Registrant,
            Wilmington Trust Company and Cargill Leasing Corporation. (8)

10.23    -  Participation Agreement, dated as of March 28, 1994, between
            Cargill Leasing Corporation and the Registrant. (8)

10.24    -  Bill of Sale, dated as of March 28, 1994, between the Registrant and Wilmington Trust Company. (8)

10.25    -  Tax Indemnification Agreement, dated as of March 28, 1994, between
            Cargill Leasing Corporation and the Registrant. (8)

10.26    -  Lease Agreement, dated as of March 29, 1994, between Wilmington
            Trust Company and the Registrant. (8)

10.27    -  Lease Supplement No. 1, dated as of March 29, 1994, between
            Wilmington Trust Company and the Registrant. (8)

10.28    -  Pledge Agreement, dated as of March 29, 1994, among the Registrant,
            Wilmington Trust Company and Cargill Leasing Corporation. (8)

10.29    -  Participation Agreement, dated as of March 29, 1994, between
            Cargill Leasing Corporation and the Registrant. (8)

10.30    -  Bill of Sale, dated as of March 29, 1994, between the Registrant and Wilmington Trust Company. (8)

10.31    -  Tax Indemnification Agreement, dated as of March 29, 1994, between
            Cargill Leasing Corporation and the Registrant. (8)

10.32    -  Conditional Sale Contract and Security Agreement, dated as of June
            28, 1994, between the Registrant and Motor Coach Industries, Inc.
            (10)

10.33    -  First Amendment to the Registrant 1993 Non-Employee Director Stock
            Option Plan. (10)

10.34    -  Amendments to Interest Rate Swap Agreement, dated as of October 6,
            1994 between the Registrant and Bankers Trust Company. (10)

10.35    -  Form of Letter Agreements with various holders of Convertible
            Debentures relating to, among other things, the Conversion. (12)

10.36    -  Employment Agreement dated November 15, 1994, between the
            Registrant and Craig R. Lentzsch. (13)

10.37    -  Amendment Number Two to Bus Purchase Requirements Agreement dated
            December 21, 1994, by and between Greyhound Lines, Inc. and Motor Coach Industries. (13)

10.38    -  Second Amendment to Greyhound Lines, Inc. 1993 Non-Employee
            Director Stock Option Plan. (14)

11       -  Computation of Registrant's earnings per share for the three months ended March 31, 1994. (8)

11.1     -  Computation of Registrant's earnings per share for the three months ended March 31, 1995. (14)

27       -  Financial Data Schedule as of and for the three months ended March
            31, 1995. (14)


_______________

(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.
(2) Incorporated by reference from the Registration Statement on Form S-1 (File Nos. 33-45060-01 and 33-45060-02) regarding the Registrant's 8 1/2% Convertible Subordinated Debentures Due 2007.
(3) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-47908) regarding the Registrant's Common Stock and 10% Senior Notes Due 2001 held by the Contested Claims Pool Trust.
(4) Incorporated by reference from the Company's Registrant Statement on Form S-8 (File No. 33-63506) regarding the Registrant's 1991 and 1993 Management Stock Option Plans.
(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
(6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
(7) Incorporated by reference from the Registrant's Quarterly Report on Form 8-K regarding the Rights Agreement dated March 22, 1994.
(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
(9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(10) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(11) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-56131) regarding the Registrant's Common Stock.
(12) Incorporated herein by reference from the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).
(13) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(14)     Filed herewith.

(b)  REPORTS ON FORM 8-K

     During the quarter ended March 31, 1995, the Company filed no current reports on Form 8-K with the Securities and Exchange Commission, nor was it required to do so.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1995




                                           GREYHOUND LINES, INC.

                                           By:   /s/  Steven L. Korby
                                                -----------------------------
                                                Steven L. Korby
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Duly Authorized Officer
                                                and Principal Financial
                                                and Accounting Officer)

                              INDEX TO EXHIBITS






 Exhibit
 Number               Description
 -------              -----------
  10.38       Second Amendment to Greyhound Lines, Inc. 1993
              Non-Employee Director Stock Option Plan.

  11.1 Computation of Registrant's earnings per share for the three months ended March 31, 1995.

  27 Financial Data Schedule as of and for the three months ended March 31, 1995.
