Form 10-K/A
period 1994-12-31
GREYHOUND LINES INC
filed 1995-08-11
CIK 813040

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             --------------------
                                  FORM 10-K/A

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM __________ TO ____________

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

                                 (214) 789-7000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                    TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    -------------------                         -----------------------------------------
           Common Stock, $.01 par value per share                        American Stock Exchange
            10% Senior Notes, due July 31, 2001                          American Stock Exchange
8.5% Convertible Subordinated Debentures, due March 31, 2007             American Stock Exchange

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS OF COMMON STOCK                OUTSTANDING AT MARCH 1, 1995
       ---------------------                ----------------------------
           $.01 par value                        53,743,682 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the definitive proxy statement for the Registrant, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated into Part III by reference.

================================================================================

                             GREYHOUND LINES, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                               TABLE OF CONTENTS



                                    PART IV

                                                                                                                PAGE
                                                                                                                ----
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . .     3

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

                                                                                                       Page No.
                                                                                                       --------
Management Report on Responsibility for Financial Reporting . . . . . . . . . . . . . . . . . . . .       27
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28
Consolidated Statements of Financial Position at December 31, 1994 and 1993 . . . . . . . . . . . .       29
Consolidated Statements of Operations for the Years Ended December 31, 1994,
   1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994,
   1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31
Consolidated Statements of Cash Flows for the Years Ended December 31, 1994
   1993 and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       60
Schedule II -- Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . .       61

3.   EXHIBITS

   3.1   --  Restated Certificate of Incorporation of Greyhound Lines, Inc.(3)

   3.2   --  Restated Bylaws of Greyhound Lines, Inc.(3)

   3.3 -- Article Fourth of the Restated Certificate of Incorporation of the Registrant relating to its capital stock.(6)

   3.4 -- Certificate of Amendment in the Restated Certificate of Incorporation of the Registrant amending Article Fourth thereof.(7)

   3.5 -- Certificate of Amendment in the Restated Certificate of Incorporation of the Registrant amending Article Eighth thereof.(12)

   3.6 -- Certificate of Designations of Series A Junior Preferred Stock of the Registrant.(12)

   3.7   --  Form of Certificate of Amendment to Certificate of
             Incorporation.(14)

   4.1 -- Indenture governing the 8 1/2% Convertible Subordinated Debentures due March 31, 2007, including the form of 8 1/2% Convertible Subordinated Debentures due March 31, 2007.(4)

   4.2 -- Indenture, dated October 31, 1991, between the Registrant and LaSalle National Bank, as Trustee, with respect to $165,000,000 principal amount of 10% Senior Notes due 2001, including form of 10% Senior Notes Due 2001.(1)

   4.3 -- First Supplemental Indenture to the Indenture between the Registrant and LaSalle National Bank, as Trustee.(4)

   4.4 -- Form of First Supplemental Indenture to the Indenture between the Registrant and Shawmut Bank Connecticut, N.A., as Trustee.(15)

   4.5 -- Rights Agreement, dated as of March 22, 1994, between the Registrant and Mellon Securities Trust Company, as Rights Agent.(10)

   4.6 -- Form of Promissory Note issued to holders of priority tax claims against the Registrant, including a schedule of holders of such notes and principal amounts thereof.(3)

   4.7 -- Amended and Restated Loan and Security Agreement dated as of October 13, 1994 by and between Greyhound Lines, Inc. and Foothill Capital Corporation.(14)

   4.8 -- Amendment Number One to Amended and Restated Loan and Security Agreement dated March 27, 1995 by and between Greyhound Lines, Inc. and Foothill Capital Corporation.(16)

   10.1 -- Acquisition Agreement dated December 22, 1986, among The Greyhound Corporation, Greyhound Lines, Inc., the Registrant, GLI Holding Company, GLI Bus Operations Holding Company and GLI Merger Company.(18)

   10.2  --  First Amendment to Acquisition Agreement dated January 31,
              1987.(18)

   10.3  --  Second Amendment to Acquisition Agreement dated March 18, 1987.(18)

   10.4  --  Third Amendment to Acquisition Agreement dated March 18, 1987.(18)

   10.5  --  Fourth Amendment to Acquisition Agreement dated September 18,
              1987.(18)

   10.6 -- Trademark License Agreement dated March 18, 1987, between The Greyhound Corporation, GLI Holding Company and the Registrant.(18)

   10.7  --  Assignment of Exhibit B Trademarks dated March 18, 1987, executed by The Greyhound Corporation.(18)

   10.8 -- Bus Purchase Requirements Agreement dated March 18, 1987, among the Registrant, Greyhound Lines, Inc., Transportation Manufacturing Corporation and Motor Coach Industries, Inc.(18)

   10.9  --  Equipment Sublease dated March 18, 1987, between Greyhound Lines,
              Inc. and the Registrant.(18)

   10.10 --  Master Lease dated March 18, 1987, between Greyhound Lines, Inc.
              and GLI Realty Company.(18)

   10.11 --  Employee Stock Ownership Plan of the Registrant, effective as of
              October 31, 1991.(3)

   10.12 -- Trust Agreement dated as of October 31, 1991, between the Registrant and Bank One, Texas, N.A., as trustee for Registrant's Employee Stock Ownership Plan.(3)

   10.13 -- Contested Claim Pool Trust Agreement to be entered into as of October 31, 1991, by and between the Registrant and Smith Barney Trust Company, as trustee.(3)

   10.14 -- Claims Treatment Agreement dated August 23, 1991, by and among Eagle Bus Manufacturing, Inc., the Registrant, Trailways Commuter Transit, Inc., GLI Bus Operations Holding Company, GLI Food Services, Inc., Southern Greyhound Lines Co., GLI Holding Company, Central Greyhound

             Lines Co., Greyhound Travel Services, Inc., Eastern Greyhound Lines, Co., and Western Greyhound Lines Co., on the one hand, and The Dial Corp., on the other.(3)

   10.15 -- Coach Purchase Agreement, dated February 14, 1992, between the Registrant, Texas, New Mexico & Oklahoma Coaches, Inc., Vermont Transit Co., Inc., Motor Coaches Industries, Inc., Hausman Bus Sales, Inc. and MCI Acceptance Corp.(3)

   10.16 -- Coach Purchase Agreement, dated December 23, 1992, between the Registrant and Motor Coach Industries, Inc.(5)

   10.17 -- Amendment No. 1 to the 1993 Coach Purchase Agreement, dated as of February 4, 1993, by and among Greyhound Lines, Inc. and Motor Coach Industries, Inc.(8)

   10.18 -- Amendment No. 2 to the 1993 Coach Purchase Agreement, dated as of June 25, 1993, by and among Greyhound Lines, Inc. and Motor Coach Industries, Inc.(8)

   10.19 -- Memorandum of Agreement, dated as of June 4, 1993, between Greyhound Lines, Inc. and the International Association of Machinists and Aerospace Workers.(8)

   10.20 -- Agreement dated as of June 30, 1993, between the Registrant and New York City Transit Authority.(8)

   10.21 -- Interest Rate Swap Transaction Confirmations dated as of July 12, 1993, between the Registrant and Bankers Trust Company.(8)

   10.22 -- Memorandum of Agreement, dated as of May 25, 1993, between the Registrant and the Amalgamated Council of Greyhound Local Unions.(9)

   10.23 -- Lease Agreement No. 1, dated as of December 29, 1993, between Wilmington Trust Company and the Registrant.(9)

   10.24 -- Lease Agreement No. 2, dated as of December 29, 1993, between Wilmington Trust Company and the Registrant.(9)

   10.25 -- Lease Agreement No. 3, dated as of December 29, 1993, between Wilmington Trust Company and the Registrant.(9)

   10.26 -- Lease Supplement No. 1-1, dated as of December 30, 1993, between Wilmington Trust Company and the Registrant.(9)

   10.27 -- Lease Supplement No. 2-1, dated as of December 30, 1993, between Wilmington Trust Company and the Registrant.(9)

   10.28 -- Lease Supplement No. 3-1, dated as of December 30, 1993, between Wilmington Trust Company and the Registrant.(9)

   10.29 -- Tax Indemnification Agreement, dated as of December 29, 1993, between Nationsbanc Lease Investments, Inc. and the
             Registrant.(9)

   10.30 -- Pledge Agreement, dated as of December 29, 1993, among the Registrant, Wilmington Trust Company and Nationsbanc Lease Investments, Inc.(9)

   10.31 -- Participation Agreement, dated as of December 29, 1993, between Nationsbanc Lease Investments, Inc. and the Registrant.(9)

   10.32 --  Greyhound Lines, Inc. 1991 Management Incentive Stock Option
             Plan.(3)

   10.33 --  Greyhound Lines, Inc. 1993 Management Incentive Stock Option
             Plan.(7)

   10.34 --  Greyhound Lines, Inc. 1993 Non-Employee Director Stock Option
             Plan.(9)

   10.35 --  Greyhound Lines, Inc. Supplemental Executive Retirement Plan.(9)

   10.36 -- Coach Purchase Agreement, dated as of December 31, 1993, between the Registrant and Motor Coach Industries, Inc.(11)

   10.37 -- Conditional Sale Contract and Security Agreement, dated as of May 10, 1994, between the Registrant and Motor Coach Industries, Inc.(12)

   10.38 -- Lease Agreement, dated as of March 28, 1994, between Wilmington Trust Company and the Registrant.(11)

   10.39 -- Lease Supplement No. 1, dated as of March 28, 1994, between Wilmington Trust Company and the Registrant.(11)

   10.40 -- Pledge Agreement, dated as of March 28, 1994, among the Registrant, Wilmington Trust Company and Cargill Leasing Corporation.(11)

   10.41 -- Participation Agreement, dated as of March 28, 1994, between Cargill Leasing Corporation and the Registrant.(11)

   10.42 -- Bill of Sale, dated as of March 28, 1994, between the Registrant and Wilmington Trust Company.(11)

   10.43 -- Tax Indemnification Agreement, dated as of March 28, 1994, between Cargill Leasing Corporation and the Registrant.(11)

   10.44 -- Lease Agreement, dated as of March 29, 1994, between Wilmington Trust Company and the Registrant.(11)

   10.45 -- Lease Supplement No. 1, dated as of March 29, 1994, between Wilmington Trust Company and the Registrant.(11)

   10.46 -- Pledge Agreement, dated as of March 29, 1994, among the Registrant, Wilmington Trust Company and Cargill Leasing Corporation.(11)

   10.47 -- Participation Agreement, dated as of March 29, 1994, between Cargill Leasing Corporation and the Registrant.(11)

   10.48 -- Bill of Sale, dated as of March 29, 1994, between the Registrant and Wilmington Trust Company.(11)

   10.49 -- Tax Indemnification Agreement, dated as of March 29, 1994, between Cargill Leasing Corporation and the Registrant.(11)

   10.50 -- Conditional Sale Contract and Security Agreement, dated as of June 28, 1994, between the Registrant and Motor Coach Industries, Inc.(13)

   10.51 -- First Amendment to the Registrant 1993 Non-Employee Director Stock Option Plan.(13)

   10.52 -- Amendments to Interest Rate Swap Agreement, dated as of October 6, 1994 between the Registrant and Bankers Trust Company.(13)

   10.53 -- Form of Letter Agreements with various holders of Convertible Debentures relating to, among other things, the Conversion.(15)

   10.54 -- Employment Agreement, dated November 15, 1994, between Registrant and Craig R. Lentzsch.(16)

   10.55 -- Amendment Number Two to Bus Purchase Requirements Agreement dated December 21, 1994 by and between Greyhound Lines, Inc. and Motor Coach Industries.(16)

   11    --  Computation of Registrant's earnings per share for the two months ended December 31, 1991.(14)

   11.1 -- Computation of Registrant's earnings per share for the year ended December 31, 1992.(14)

   11.2 -- Computation of Registrant's earnings per share for the year ended December 31, 1993.(14)

   11.3 -- Computation of Registrant's earnings per share for the year ended December 31, 1994.(16)

   22    --  Subsidiaries of the Registrant.(16)

   23.1  --  Consent of Arthur Andersen LLP.(16)

   27    --  Financial Data Schedule as of and for the year ended December 31,
             1994.(17)

- --------------------
(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

(2) Incorporated by reference to the Company's Registration Statement on Form 10 (File No. 1-10841) relating to the Common Stock and Senior Notes.

(3) Incorporated by reference from the Registration Statement on Form S-1 (File Nos 33-45060-01 and 33-45060-02) regarding the Registrant's 8 1/2% Convertible Subordinated Debentures Due 2007.

(4) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-47908) regarding the Registrant's Common Stock and 10% Senior Notes Due 2001 held by the Contested Claims Pool Trust.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(6) Incorporated by reference from the Company's Registrant Statement on Form S-3 (File No. 33-61044).

(7) Incorporated by reference from the Company's Registrant Statement on Form S-8 (File No. 33-63506) regarding the Registrant's 1991 and 1993 Management Stock Option Plans.

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(10) Incorporated by reference from the Registrant's Quarterly Report on Form 8-K regarding the Rights Agreement dated March 22, 1994.

(11) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(13) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(14) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-56131) regarding the Registrant's Common Stock.

(15) Incorporated herein by reference from the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).

(16)   Previously filed.

(17) Filed only in EDGAR format with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(18)   Filed herewith.


         (B)     REPORTS ON FORM 8-K

         The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1994, nor was it required to do so.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 1995.

                                   GREYHOUND LINES, INC.
                                   (Registrant)


                                   By:        /s/ Steven L. Korby
                                      ------------------------------------------
                                                  Steven L. Korby
                                      Executive Vice President and Chief
                                      Financial Officer (Duly Authorized Officer
                                      and Principal Financial and Accounting
                                      Officer)

                               INDEX TO EXHIBITS


                                                                                                SEQUENTIALLY
      EXHIBIT                                                                                     NUMBERED
      NUMBER                                       DESCRIPTION                                      PAGE
      ------                                       -----------                                 --------------
       10.1         Acquisition Agreement dated December 22, 1986, among The Greyhound
                    Corporation, Greyhound Lines, Inc., the Registrant, GLI Holding
                    Company, GLI Bus Operations Holding Company and GLI Merger Company.

       10.2         First Amendment to Acquisition Agreement dated January 31, 1987.

       10.3         Second Amendment to Acquisition Agreement dated March 18, 1987.

       10.4         Third Amendment to Acquisition Agreement dated March 18, 1987.

       10.5         Fourth Amendment to Acquisition Agreement dated September 18, 1987.

       10.6         Trademark License Agreement dated March 18, 1987, between The Greyhound
                    Corporation, GLI Holding Company and the Registrant.

       10.7         Assignment of Exhibit B Trademarks dated March 18, 1987, executed by
                    The Greyhound Corporation.

       10.8         Bus Purchase Requirements Agreement dated March 18, 1987, among the
                    Registrant, Greyhound Lines, Inc., Transportation Manufacturing
                    Corporation and Motor Coach Industries, Inc.

       10.9         Equipment Sublease dated March 18, 1987, between Greyhound Lines, Inc.
                    and the Registrant.

       10.10        Master Lease dated March 18, 1987, between Greyhound Lines, Inc. and
                    GLI Realty Company.