Form 10-Q
period 1995-06-30
GREYHOUND LINES INC
filed 1995-08-11
CIK 813040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

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

          YES   X                                            NO
               ---                                              ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS OF COMMON STOCK                          OUTSTANDING AT AUGUST 8, 1995
  ---------------------                          -----------------------------
      $.01 PAR VALUE                                    54,158,726  SHARES

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                  PAGE NO.
                                                                                                  --------
PART I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements:
                   Interim Consolidated Statements of Financial Position as of
                     June 30, 1995 (Unaudited) and December 31, 1994  . . . . . . . . . . . .         4
                   Interim Consolidated Statements of Operations for the
                     Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)  . . . . .         5
                   Interim Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 1995 and 1994 (Unaudited)  . . . . . . . . . .         6
                   Notes to Interim Consolidated Financial Statements (Unaudited) . . . . . .         7

  Item 2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        13

PART II.         OTHER INFORMATION

  Item 1.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19

  Item 4.        Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . .        20

  Item 5.        Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

  Item 6.        Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . .        21


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22


                      PART I.        FINANCIAL  INFORMATION

                      ITEM 1.        FINANCIAL  STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

             INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    JUNE 30,    DECEMBER 31,
                                                                                        1995        1994
                                                                                   -----------  ------------
                                                                                   (UNAUDITED)
Current Assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .          $    893       $  9,454
   Accounts receivable, less allowance for doubtful accounts
      of $846 and $840  . . . . . . . . . . . . . . . . . . . . . . . . .            31,668         33,584
   Stock subscription receivable  . . . . . . . . . . . . . . . . . . . .              ----         15,150
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,200          3,779
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .            10,688         10,248
   Assets held for sale   . . . . . . . . . . . . . . . . . . . . . . . .             8,231          9,526
   Other current assets   . . . . . . . . . . . . . . . . . . . . . . . .            13,365         12,859
                                                                                   --------       --------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .            68,045         94,600

Prepaid Pension Plans . . . . . . . . . . . . . . . . . . . . . . . . . .            23,274         22,250
Property, Plant and Equipment, net of accumulated depreciation
   of $72,550 and $68,388   . . . . . . . . . . . . . . . . . . . . . . .           279,782        288,250
Investments in Unconsolidated Affiliates  . . . . . . . . . . . . . . . .             1,353          1,312
Insurance and Security Deposits . . . . . . . . . . . . . . . . . . . . .            79,553         84,548
Intangible Assets, net of accumulated amortization of $11,954 and $9,644             19,795         20,489
                                                                                   --------       --------

      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $471,802       $511,449
                                                                                   ========       ========

Current Liabilities
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 20,985       $ 14,916
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .            51,826         53,106
   Unredeemed tickets   . . . . . . . . . . . . . . . . . . . . . . . . .            11,267         10,259
   Current portion of reserve for injuries and damages  . . . . . . . . .            27,142         26,455
   Current maturities of long-term debt   . . . . . . . . . . . . . . . .             4,999          7,022
                                                                                   --------       --------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . .           116,219        111,758

Reserve for Injuries and Damages  . . . . . . . . . . . . . . . . . . . .            40,294         45,888
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           186,863        197,125
Deferred Gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,098          1,277
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,657          2,205
                                                                                   --------       --------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . .           347,131        358,253
                                                                                   --------       --------

Commitments and Contingencies (Note 3)
Stockholders' Equity
   Preferred stock (10,000,000 shares authorized; par value $.01; none issued) Series A junior preferred stock (500,000 shares authorized;
      par value $.01; none issued)  . . . . . . . . . . . . . . . . . . .               ---            ---
   Common stock (100,000,000 shares authorized; 53,852,874 and 37,567,744 shares issued as of June 30, 1995 and December 31, 1994
      respectively; par value $.01) . . . . . . . . . . . . . . . . . . .               538            375
   Common stock subscribed (16,279,070 shares as of December 31, 1994)  .               ---            163
   Capital in excess of par value   . . . . . . . . . . . . . . . . . . .           212,085        182,826
   Capital in excess of par value, subscribed   . . . . . . . . . . . . .               ---         29,184
   Retained earnings (deficit)  . . . . . . . . . . . . . . . . . . . . .           (85,415)       (56,815)
   Less:  Unfunded accumulated pension obligation   . . . . . . . . . . .            (1,499)        (1,499)
   Less: Treasury stock, at cost (109,192 shares)   . . . . . . . . . . .            (1,038)        (1,038)
                                                                                   --------       --------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .           124,671        153,196
                                                                                   --------       --------
          Total liabilities and stockholders' equity  . . . . . . . . . .          $471,802       $511,449
                                                                                   ========       ========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       ------------------              ----------------
                                                            JUNE 30,                       JUNE 30,
                                                            --------                       --------
                                                      1995           1994             1995         1994
                                                      ----           ----             ----         ----
                                                          (UNAUDITED)                    (UNAUDITED)
OPERATING REVENUES
 Transportation Services
   Passenger services . . . . . . . . . . . . .     $  136,663    $ 126,336       $  246,117     $ 237,177
   Package express  . . . . . . . . . . . . . .          9,002       10,267           17,645        20,198
  Food services . . . . . . . . . . . . . . . .          4,984        5,270            9,387         9,853
  Other operating revenues  . . . . . . . . . .         10,718        9,200           20,011        17,697
                                                    ----------    ---------       -----------    ---------
      Total operating revenues  . . . . . . . .        161,367      151,073          293,160       284,925
                                                    ----------    ---------       -----------    ---------

OPERATING EXPENSES
  Maintenance . . . . . . . . . . . . . . . . .         16,998       18,178           33,688        37,326
  Transportation  . . . . . . . . . . . . . . .         40,172       32,365           72,712        62,531
  Agents' commissions and station costs . . . .         30,342       28,811           57,564        56,824
  Marketing, advertising and traffic  . . . . .          9,314       13,306           12,443        23,295
  Insurance and safety  . . . . . . . . . . . .         13,534       19,884           24,194        31,869
  General and administrative  . . . . . . . . .         18,155       18,921           36,115        37,370
  Depreciation and amortization . . . . . . . .          7,074       12,610           14,498        19,901
  Operating taxes and licenses  . . . . . . . .         12,088       11,858           24,728        23,583
  Operating rents . . . . . . . . . . . . . . .         11,384       12,303           22,381        23,429
  Cost of goods sold - food services  . . . . .          2,938        3,936            5,929         7,166
  Other operating expenses  . . . . . . . . . .          2,212        5,973            3,599         7,449
                                                    ----------    ---------       ----------     ---------
      Total operating expense . . . . . . . . .        164,211      178,145          307,851       330,743
                                                    ----------    ---------       ----------     ---------

OPERATING INCOME (LOSS) . . . . . . . . . . . .        ( 2,844)     (27,072)         (14,691)      (45,818)

Interest Expense  . . . . . . . . . . . . . . .          7,013        7,657           13,881        15,561
                                                    ----------    ---------       ----------     ---------
INCOME (LOSS) BEFORE INCOME TAXES . . . . . . .        ( 9,857)     (34,729)         (28,572)      (61,379)
Income Tax Provision  . . . . . . . . . . . . .             26       10,656               28            17
                                                    ----------    ---------       ----------     ---------
NET INCOME (LOSS) . . . . . . . . . . . . . . .     $  ( 9,883)   $ (45,385)      $  (28,600)    $ (61,396)
                                                    ==========    =========       ==========     =========

Income (Loss) Per Share of Common Stock:
  Primary . . . . . . . . . . . . . . . . . . .     $    (0.18)   $   (3.10)      $    (0.54)    $   (4.19)
                                                    ==========    =========       ==========     =========
  Fully Diluted . . . . . . . . . . . . . . . .     $    (0.18)   $   (3.10)      $    (0.54)    $   (4.19)
                                                    ==========    =========       ==========     =========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                 --------------------------
                                                                                   1995             1994
                                                                                 ---------         --------
                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (28,600)       $ (61,396)
  Noncash expenses, gains and losses included in net loss
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .      14,498           19,901
   Amortization of deferred gain  . . . . . . . . . . . . . . . . . . . . . .        (179)            (153)
   Amortization of debt issuance costs  . . . . . . . . . . . . . . . . . . .         543              381
   Amortization of discount on Senior Notes . . . . . . . . . . . . . . . . .       1,466            1,287
   Net loss on assets sold  . . . . . . . . . . . . . . . . . . . . . . . . .         122              211
   Unfunded net pension gain  . . . . . . . . . . . . . . . . . . . . . . . .        (950)          (2,400)
   Write-down of assets held for sale   . . . . . . . . . . . . . . . . . . .         ---            2,817
  Net changes in certain operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,373           (2,323)
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         579              590
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (440)            (625)
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        (506)          (2,220)
   Insurance and security deposits  . . . . . . . . . . . . . . . . . . . . .       4,995           16,061
   Intangible assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,149)          (2,258)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,995           (2,684)
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,180            7,369
   Reserve for injuries and damages . . . . . . . . . . . . . . . . . . . . .      (4,907)           4,280
   Unredeemed tickets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,008            1,096
                                                                                ---------        ---------
      Net cash provided by (used for) operating activities  . . . . . . . . .      (3,972)         (20,066)
                                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,081)         (49,524)
  Proceeds from assets sold . . . . . . . . . . . . . . . . . . . . . . . . .       2,524           28,495
  Proceeds from termination of interest rate swap . . . . . . . . . . . . . .         ---            1,609
  Deposit to collateralize operating leases . . . . . . . . . . . . . . . . .         ---           (7,127)
  Other investing activities  . . . . . . . . . . . . . . . . . . . . . . . .         (41)             (76)
                                                                                ---------        ---------
      Net cash provided by (used for) investing activities  . . . . . . . . .      (2,598)         (26,623)
                                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt and capital lease obligations  . . . . . . . . . . . . . .     (16,194)          (3,020)
  Proceeds from long-term borrowings  . . . . . . . . . . . . . . . . . . . .         ---           11,058
  Net proceeds from Rights Offering . . . . . . . . . . . . . . . . . . . . .      11,685              ---
  Proceeds from issuance of Common Stock  . . . . . . . . . . . . . . . . . .         ---               13
  Net change in revolving credit facility . . . . . . . . . . . . . . . . . .       2,518              ---
                                                                                ---------        ---------
      Net cash provided by (used for) financing activities  . . . . . . . . .      (1,991)           8,051
                                                                                ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .      (8,561)         (38,638)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .       9,454           39,643
                                                                                ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .   $     893        $   1,005
                                                                                =========        =========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1995, and the results of its operations for the three and six months ended June 30, 1995 and 1994. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended June 30, 1995 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1994.

2.  SIGNIFICANT ACCOUNTING POLICIES

LOSS PER SHARE

Primary loss per common share is calculated by dividing net loss by the weighted average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The calculation of fully diluted loss per share of Common Stock assumes the dilutive effect of the Company's 8.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") converted into Common Stock. For the three and six months ended June 30, 1995 and 1994, the assumed exercise of outstanding in-the- money stock options and conversion of Convertible Debentures have an antidilutive effect. As a result, these shares are not included in the weighted average shares outstanding at June 30, 1995 and 1994. The weighted average shares outstanding used in the calculation of primary and fully diluted loss per share of Common Stock for the three and six months ended June 30, 1995 and 1994 are as follows:

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            ------------------           ----------------
                                                                 JUNE 30,                    JUNE 30,
                                                                 --------                    --------
WEIGHTED AVERAGE SHARES OUTSTANDING                          1995        1994           1995         1994
- -----------------------------------                          ----        ----           ----         ----
Primary . . . . . . . . . . . . . . . . . . . . . . .     53,743,682   14,652,321     53,061,852  14,651,858
Fully diluted . . . . . . . . . . . . . . . . . . . .     53,743,682   14,652,321     53,061,852  14,651,858

CERTAIN RECLASSIFICATIONS

Certain reclassifications have been made to the prior period statements to conform them to the June 30, 1995 classifications.

3.  COMMITMENTS AND CONTINGENCIES

LABOR LITIGATION

The Amalgamated Transit Union (the "ATU") strike in March 1990 resulted in litigation currently pending before the National Labor Relations Board ("NLRB"). In early 1995, a settlement among the ATU, NLRB and the Company was finalized. The settlement resulted in the dismissal of all litigation between the ATU, NLRB and the Company, with the exception of one issue related to the Company's granting in 1990 of experience-based seniority ("EBS") to drivers hired with previous commercial driving experience, which issue will be resolved in litigation before the NLRB and appeals, if any. In September 1994, an Administrative Law Judge of the NLRB issued a ruling finding that the granting of EBS to drivers with previous commercial driving experience constituted an unfair labor practice by the Company. The Company has appealed this ruling.

If the Company were to ultimately lose the EBS litigation, after all appeals, or if the Company were to change its policy relating to EBS credit, it may be exposed to liability to drivers hired after March 1990 who would lose their EBS credit. Liability to drivers hired before March 1990 who might lose their EBS credit was resolved in the aforementioned settlement.

In June 1995, the Company extended an offer to its post-March 1990 drivers with EBS. Pursuant to the offer, approximately 80% of eligible drivers agreed to relinquish their seniority rights in return for cash payments. This buyout has reduced the Company's potential exposure should EBS later be discontinued. Based on an assessment of the potential liability it could face from claims by remaining drivers with EBS, the Company does not believe that any such liability exposure would have a material adverse effect on its business, results of operations or financial condition.

DEPARTMENT OF JUSTICE INVESTIGATION

In March 1994, the Antitrust Division of the U.S. Department of Justice (the "DOJ") initiated an antitrust investigation to determine whether there is, has been, or may be a violation by the Company of Sections 1 and 2 of the Sherman Act by conduct or activities constituting a restraint of trade, monopolization or an attempt to monopolize. This investigation principally involves the competitive impact of (i) the Company's computerized reservation system, including the provision of fare and scheduling information via telephone, (ii) the Company's decision to discontinue publishing its bus schedules in an industry publication and (iii) various provisions contained in agreements with bus carriers using the Company's terminals. In April 1995, the Company resumed publishing its schedules in the industry publication.

Pursuant to this investigation, the DOJ served a civil investigative demand ("CID") on the Company in March 1994. The CID required the Company to answer various interrogatories and to produce certain documents. In July 1994, the Company completed the production of documents and answered the interrogatories required by the CID. In November 1994, the DOJ's staff contacted counsel for the Company and indicated that they believed that one of the several business practices investigated, a provision contained in terminal license agreements with bus carriers using the Company's terminals, violated Section 1 of the Sherman Act. The Company believes that the subject provision does not violate that antitrust law. The DOJ has requested that the Company enter into a consent decree enjoining the Company from enforcing the subject provision in its terminal license agreements. To date, the Company and the DOJ have not agreed upon the terms and provisions of a consent decree. The DOJ has indicated to the Company that it intends to file a complaint against the Company if a consent decree is not agreed to.

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

If the DOJ's threatened action is in fact limited to the single provision in the terminal license agreements, the Company believes that the investigation will not have a material impact on the Company's business, financial condition or results of operations. However, if the DOJ were to challenge other business practices of the Company, the Company cannot assess the impact, if any, such action would have on its business or financial condition or results of operations.

OKLAHOMA SALES TAX CLAIM

In January 1991, the Oklahoma Tax Commission ("OTC") filed a proof of claim with the Bankruptcy Court in connection with the Company's Chapter 11 bankruptcy case. That claim related to sales taxes which the OTC alleged were due and owing by the Company on interstate bus tickets sold in Oklahoma. The OTC claim involved a proposed tax assessment of approximately $908,000 plus additional interest. The Company objected to the claim on the basis that the tax the OTC proposed to assess was an improper burden on interstate commerce in violation of the Commerce Clause of the United States Constitution. In February 1993, the Bankruptcy Court denied the OTC's claim in its entirety, finding that the Oklahoma sales tax on interstate travel was unconstitutional. The OTC subsequently appealed the Bankruptcy Court's decision to the U.S. District Court for the Southern District of Texas, Brownsville Division (the "District Court"), which affirmed the Bankruptcy Court's ruling in October 1993. In November 1993, the OTC appealed the case to the United States Circuit Court of Appeals for the Fifth Circuit (the "Fifth Circuit"). The decision of the Fifth Circuit was being held in abeyance pending the United States Supreme Court's decision in another case brought by the OTC against another bus carrier involving the same issues. In April 1995, the United States Supreme Court ruled against the other bus carrier and upheld the constitutionality of a sales tax imposed on interstate bus tickets by the State of Oklahoma. The Company's case is being remanded to the Bankruptcy Court where additional proceedings concerning the claim will be heard. Additionally, in July 1995, the OTC notified the Company that it intends to conduct an audit for sales taxes due for the period from August 1992 to July 1995. In view of the Supreme Court's decision, the Company established a reserve, during the first quarter of 1995, for its estimate of the liability. In April 1995, the Company began collecting sales taxes from its customers for interstate bus tickets sold in Oklahoma.

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

On August 23, 1994, a purported class action lawsuit was filed by Joseph Sonnenberg, a purported owner of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled Sonnenberg v. Greyhound Bus Lines, Inc., Frank J. Schmieder and Michael Doyle, Civil Action No. 3-94-CV-1793G.

On October 5, 1994, a purported class action lawsuit was filed by Bruce Doniger, a purported owner of the Company's Convertible Debentures, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts in 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled Bruce Doniger v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 3-94-CV- 2135X.

On October 20, 1994, a purported class action lawsuit was filed by M. Murray Van De Velde, a purported owner of the Company's Convertible Debentures, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled M. Murray Van De Velde v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 3-94-CV-2240R.

On October 21, 1994, a purported class action lawsuit was filed by Emile Gladstone, a purported owner of the Company's 10% Senior Notes due 2001 (the "Senior Notes"), against the Company, certain of its former officers and directors and Smith Barney Inc. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled Emile Gladstone v. Greyhound Lines, Inc., Smith Barney Inc., Charles J. Lee, Charles A. Lynch, Frank J. Schmieder and J. Michael Doyle, Civil Action No. 3-94-CV-2258J.

On October 25, 1994, a purported class action lawsuit was filed by Lawrence Robbins, a purported owner of the Company's Common Stock, against the Company, a present officer, certain former officers and directors, and Smith Barney Shearson. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled Lawrence Robbins v. Greyhound Bus Lines, Inc., Frank J. Schmieder, J. Michael Doyle, Charles Lynch, Phillip W. Taff, Robert R. Duty, Ralph Borland, Don T. Seaquist, Charles Lee and Smith Barney Shearson, Civil Action No. 3-94-CV-2270H.

On November 2, 1994, a purported class action lawsuit was filed by The Witness Organization Pension Plan & Trust Dated 5-30-86, Philip H. deRoulet, Trustee, a purported owner of the Company's Convertible Debentures, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Texas, is styled The Witness Organization Pension Plan & Trust Dated 5-30-86, Philip H. deRoulet, Trustee v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 3-94-CV-2332G.

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

All the purported class action cases above (with the exception of State Board of Administration of Florida and Louisiana State Employees Retirement System v. Greyhound Lines, Inc., J. Michael Doyle, Charles A. Lynch, Frank J. Schmieder, and "John Doe" and "Richard Roe," Civil Action No. 3-94CV-2694-R, which has not yet been served on any defendants) have been transferred to the Court in which the first purported class action suit is pending under a case styled In re Greyhound Securities Litigation, Civil Action 3-94-CV-1793-G. A joint pretrial order has been entered in the class action litigation which consolidates for pretrial and discovery purposes all of the stockholder actions and, separately, all of the debtholder actions. The joint pretrial order required plaintiffs to file consolidated amended complaints and excused answers to the original complaints. On July 12, 1995, the plaintiffs filed their consolidated amended complaints, naming Greyhound Lines, Inc., Frank J. Schmieder, J. Michael Doyle, Phillip W. Taff, Robert R. Duty, Don T. Seaquist, Charles J. Lee, Charles A. Lynch and Smith Barney Incorporated. The defendants will have forty-five days from that filing date to answer or otherwise respond, unless the time is extended.

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

On May 23, 1995, a lawsuit was filed on behalf of two individuals, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Ohio, is styled James Illius and Teodore J. Krawec
v. Greyhound Bus Lines, Inc., Frank J. Schmeider and J. Michael Doyle, Civil Action No. 1-95-CV-1140. The defendants have filed a Motion to Transfer Venue seeking to have the case transferred to the court in Dallas where the class action litigation is pending.

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

On January 23, 1995, the Company received notice that the Securities and Exchange Commission (the "SEC") is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its present and former officers, directors and employees and other persons. The SEC Order of Investigation (the "Order of Investigation") states that the SEC is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the SEC has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the SEC has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. The Company is fully cooperating with the SEC's investigation of these matters. The probable outcome of this investigation cannot be predicted at this early stage in the proceeding.

INTERNAL REVENUE SERVICE EXAMINATION

The Internal Revenue Service (the "IRS") has conducted an examination of the Company's consolidated federal tax returns for the years 1987, 1988 and 1989. The IRS and the Company entered into Closing Agreements As To The Determination Of Specific Matters, dated February 13, 1992, and October 7, 1992, wherein the Company agreed to certain income adjustments resulting in additional tax assessments which were paid. In April 1995, the Company and the IRS agreed to settle the remaining contested issues. Pursuant to the settlement, approved by the Bankruptcy Court in August 1995, the Company will be obligated to pay additional taxes and interest of $1.1 million, half of which will be paid when the settlement is finalized, and the remainder of which will be paid with interest over a two and one-half year period. The Company previously established a reserve which covers substantially all of its liability under the settlement.

CHRISS STREET & COMPANY, INC., ET AL V. GREYHOUND LINES, INC., ET AL

In connection with its December 1994 financial restructuring, the Company stated that a majority of tendering holders of Convertible Debentures willing to participate in the selection would be entitled to nominate two qualified persons reasonably acceptable to the Company to serve on its Board of Directors. In March 1995, the former Convertible Debenture holders submitted the names of six prospective director nominees to the Company, including Messrs. Stephen M. Peck, Ernest P. Werlin, Chriss W. Street and Mark M. Glickman. After a balloting process, the Company's Board of Directors determined that Messrs. Peck and Werlin were the two most highly ranked nominees who were qualified to serve as directors of the Company and were reasonably acceptable to the Company. Messrs. Peck and Werlin were appointed to vacancies on the Board of Directors on May 31, 1995.

On June 12, 1995, Chriss Street & Company, Inc. and James R. Moriarty ("Plaintiffs"), former holders of Convertible Debentures, filed a lawsuit against the Company and Messrs. Peck and Werlin (the "Defendants") seeking to invalidate the appointment of Messrs. Peck and Werlin to the Company's Board of Directors. The suit also seeks to have Messrs. Street and Glickman appointed to the Board of Directors or, alternatively, seeks an order establishing a new nomination and appointment process to fill the two board positions currently held by Messrs. Peck and Werlin. The suit seeks no monetary damages other than Plaintiffs' costs including reasonable attorney's fees.

The Defendants have filed an answer to the Plaintiff's complaint denying the Plaintiffs' allegations. The trial is scheduled to begin on August 30, 1995 and the parties are currently engaged in discovery. The Defendants are vigorously defending the suit, which the Company believes is without merit.

ENVIRONMENTAL MATTERS

The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various
facilities presently or formerly owned or leased by the Company.   Based upon
surveys conducted by Company personnel, 75 locations have been identified as sites requiring potential clean-up and/or remediation as of June 30, 1995. Of this number, eight locations are surplus properties currently held for sale. The Company has estimated the cost of the clean-up of these eight sites to be $1.1 million of which approximately $0.3 million is indemnifiable by Dial pursuant to indemnity obligations arising out of the 1987 acquisitions of the domestic bus operations of Dial. The Company has estimated the clean-up and/or remediation costs for the remaining sites to be $4.8 million, of which approximately $0.8 million is indemnifiable by Dial. The Company has no reason to believe that Dial will not fulfill its indemnification obligations to the Company. However, if Dial does not fulfill such obligations, the Company could have liability with respect to those matters. Additionally, the Company has been designated as a potentially responsible party by the EPA at four Superfund sites where the Company and other parties face exposure for costs related to the clean-up of those sites. The Company believes its liability at these sites will be settled for an immaterial amount because its involvement at the sites was as a de minimis generator of wastes disposed of at the sites. In light of the minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a $1.1 million receivable from Dial for indemnification at June 30, 1995, including costs associated with previously remediated sites. The Company has also recorded an environmental reserve of $5.4 million, including the $1.1 million for the surplus properties, at June 30, 1995, for noncapitalizable expenses related to the sites identified for potential clean-up and/or remediation. The receivable and reserve amounts for non-surplus sites are based on discounted cash flows at a discount rate of 8%. Management believes that adequate accruals have been made related to all known environmental matters.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Registration Statement. On July 27, 1995, the Company filed a registration statement on Form S-3 relating to the sale of up to 10,004,144 shares of Common Stock. Of those shares, 4,000,000 shares are being offered by the Company and 6,004,144 are being offered by Motor Coach Industries Limited, a selling stockholder. The Company will not receive any portion of the proceeds from the sale of shares of Common Stock by the selling stockholder.

The net proceeds to the Company from the sale of the 4,000,000 shares of Common Stock being offered by the Company are estimated to be $16.7 million (based on the last reported sale price of the Common Stock on the American Stock Exchange on July 25, 1995 of $4.50 per share). The Company intends to use $9.6 million of the net proceeds received by it to repurchase (the "Senior Note Repurchase") $10.7 million aggregate principal of its 10% Senior Notes due 2001 (the "Senior Notes") pursuant to a put/call agreement in principle with one of the Company's principal stockholders. The purchase price for the Senior Notes was based on arms-length negotiations. The Company will use the remaining net proceeds from the sale of Common Stock by it for general corporate purposes. Pending use, the net proceeds to the Company from the Offering will be invested in short-term, interest-bearing securities.

Capital Structure and Leverage. The Company requires significant cash flows to meet its debt and other continuing obligations. The Company had $186.9 million in long-term debt outstanding (excluding $16.4 million of issued and undrawn standby letters of credit) at June 30, 1995, consisting primarily of the Company's Senior Notes. The Company currently has semi-annual interest payments (each January 31 and July 31) of $8.2 million due on the Senior Notes. After giving effect to the Senior Note Repurchase, the Company's semi-annual interest payments will be reduced to $7.6 million (each January 31 and July
31). The Senior Notes have sinking fund payments, initially in the amount of $8.0 million and increasing annually thereafter, beginning in July 1996. Assuming the Company completes the Senior Note Repurchase, the 1996 sinking fund payment of $8.0 million will be met through the Senior Note Repurchase and the $1.7 million of Senior Notes which the Company currently owns. The balance of the Senior Note Repurchase will be applied to the July 1997 sinking fund payment. As a result, the July 1997 sinking fund payment will be reduced from $10.0 million to approximately $5.6 million. The Company will also require $13.5 million in the aggregate for other debt service and $18.4 million for bus, real estate and other operating lease obligations during the remainder of 1995.

During February 1995, in connection with the Financial Restructuring (see - "Financial Restructuring"), the Company pre-paid $12.9 million in bus financing to Motor Coach Industries Acceptance Corporation ("MCIAC") and as of June 30, 1995, aggregate amounts outstanding were $7.1 million. The pre-payment resulted in the release of liens on 64 buses, which the Company has pledged as collateral under the New Credit Facility (defined herein). As part of the Financial Restructuring, the Company agreed to use its best efforts to refinance, on commercially reasonable terms, the remaining MCIAC debt.

In July 1995, the Company issued 415,044 shares of Common Stock to the participants in the Company sponsored 401(k) cash or deferred retirement plans that cover substantially all of its ongoing salaried, hourly and represented employees.

Liquidity. Operating cash flows, together with cash from financing activities, seasonal revolving credit borrowings and sales of assets, historically have been sufficient to fund the Company's operations and investing activities which consist primarily of capital expenditures for new bus acquisitions, systems development costs and, to a lesser extent, facilities replacements or upgrades. For the six months ended June 30, 1995, however, operating activities required net cash of $4.0 million. The net cash required by operating activities, as well as cash required for investing activities, were funded by revolving borrowings under the New Credit Facility (defined herein), proceeds received from the Rights Offerings (see - "Financial Restructuring") and, to a lesser extent, the sale of surplus assets. At June 30, 1995, the Company had cash and cash equivalents of $0.9 million and $30.2 million in available borrowing capacity under the New Credit Facility (defined herein) for general purposes.

The Company is party to two floating rate interest rate swap agreements. In October 1994, the agreements were amended to lock in future payments under the agreements until maturity in July 1998. The net result of the amendments is that these swaps will not be subject to interest rate risk. Under the amendments, the Company will be required to pay and recognize incremental interest expense of $6.2 million in total over the remaining term of the five-year agreements. The Company has collateralized its payment obligations under the amended agreements with a $1.1 million letter of credit and liens on six pieces of Company-owned real property. On or prior to January 1, 1996, the counterparty to the swap agreements has the right to evaluate its collateral and may require the Company to post additional collateral or cash collateral in lieu of real property.

During October 1994 as part of the Financial Restructuring (see - "Financial Restructuring"), the Company entered into a revolving credit facility (the "Credit Facility") with Foothill Capital Corporation ("Foothill"), which replaced the Company's prior bank facility. At the time of the Financial Restructuring, the Credit Facility provided for revolving loans and letters of credit and/or letter of credit guarantees of up to $35.0 million.

In June 1995, the Company renegotiated its Credit Facility (the "New Credit Facility). The New Credit Facility provides for revolving loans, letters of credit and letter of credit guarantees up to a maximum commitment of $73.5 million. Syndication commitments under the New Credit Facility, including Foothill's commitment as the lead agent, total $65.0 million at August 10, 1995. Availability under the New Credit Facility is limited to the aggregate of the following: (1) revolving advances of up to $3.5 million based on a formula of certain eligible accounts receivable; (2) revolving advances of up to $35.0 million (subject to increase to $45.0 million under certain circumstances) (the "Fixed Asset Advances") based on the value of certain fixed asset collateral pledged to Foothill; and (3) a bus purchase facility of up to $26.5 million (the "Bus Purchase Facility"). Borrowings under the New Credit Facility mature on May 31, 1998, although availability under the Fixed Asset Advances will be subject to quarterly reductions after April 1996. The New Credit Facility is secured by liens on substantially all the assets of the Company, excluding real estate purchases and new bus purchases unless those buses are specifically pledged to support borrowing under the Bus Purchase Facility. The New Credit Facility allows the Company to dispose of certain non-core real estate properties. In addition, non-bus capital expenditures are limited to $25.0 million annually with no spending limitations on bus purchases as long as financed through debt, or operating or capital leases with maturities of no less than five years. The New Credit Facility is subject to financial covenants, including maintenance of a minimum net worth and an agreed ratio of cash flow to interest expense. As of June 30, 1995, there were approximately $16.4 million in issued and undrawn standby letters of credit outstanding under the New Credit Facility, and $2.5 million in revolving borrowings outstanding under the New Credit Facility.

The Company has embarked on an aggressive risk reduction and claims reduction program. Due to a decrease in the pending inventory of claims, certain insurance carriers have reduced their collateral and security requirements for previous years' claims, which resulted in a return of collateral and security to the Company of approximately $8.5 million during April 1995. Nevertheless, a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the future liquidity and operations of the Company.

During the Company's bankruptcy in 1990, certain funds were set aside to cover claims arising under the ICC Trust Fund. Those claims have been concluded and a final distribution has been made to the claimants. The ICC trust fund is collateralized with a $2.0 million letter of credit which is expected to be released during September 1995.

Capital Expenditures. The Company's operations also require significant annual capital and maintenance expenditures related to the Company's bus fleet, properties and systems software. For the six months ended June 30, 1995, the Company's capital expenditures totalled $5.1 million. During June and July 1995, the Company took delivery of 102 new buses from Motor Coach Industries International, Inc. ("MCII"). These buses are currently subject to a month to month operating lease. Prior to October 1, 1995, the Company must either purchase the buses or convert to a seven year operating lease with MCII or its assignee. During the last half of 1995, the Company will take delivery of an additional 23 buses from MCII. The Company currently plans to purchase these buses.

Approximately 34% of the Company's bus fleet is more than 10 years old. The Company's experience indicates that as the age of its fleet increases, the dependability and quality of service declines, which may make the Company less competitive. To replace these buses and to support the planned increase in the size of the bus fleet, the Company expects to acquire up to 300 new buses over the next 18 months at an aggregate cost of approximately $70 to $80 million. Management believes that a delay in acquiring these new buses could adversely affect future operations due to the higher operating costs associated with operating older buses and the inability to implement fully the Company's plans to increase total bus miles.

The Company's ability to finance these and other capital expenditures and to meet its other financial obligations will depend on the Company's future operating performance, which will be subject to financial, economic, legal and other factors affecting the business and operations of the Company, many of which are beyond its control. Although the New Credit Facility and cash flows from operating activities will be sufficient to make a portion of the Company's planned expenditures, the Company's operating strategy will depend on the availability of additional sources of financing, such as operating and capital lease financing or funds provided through sales of assets or sales of securities. There can be no assurance that the Company will be able to obtain financing on suitable terms for these purposes.

CERTAIN CONTINGENCIES. The Company is subject to various contingencies that could affect its liquidity position in the future. See ("ITEM 1. LEGAL PROCEEDINGS.")

FINANCIAL RESTRUCTURING

During the fall of 1994, the Company initiated a comprehensive change to its capital structure (the "Financial Restructuring"). The Financial Restructuring was completed in January 1995 and consisted of (i) the execution of the Credit Facility; (ii) an offer to convert the entire $98.9 million in aggregate principal amount of the Convertible Debentures into shares of Common Stock and
(iii) a pro rata offering (the "Rights Offering") to the Company's stockholders of the opportunity to subscribe for and purchase new shares of Common Stock. Further information relating to the Financial Restructuring may be found under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Financial Restructuring" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

SECOND QUARTER 1995 AND 1994 RESULTS OF OPERATIONS

The Company's business is seasonal in nature and generally follows the pattern of the travel business as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. Historically, the Company has experienced substantial seasonal variances in its results of operations with the second quarter reflecting a net loss or minimal net income and the first quarter typically being a net loss period.

The following table presents certain of the Company's consolidated operating statistics for the three and six months ended June 30, 1995 and 1994:

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             ------------------           ----------------
                                                                  JUNE 30,                    JUNE 30,
                                                                  --------                    --------
                                                              1995         1994          1995         1994
                                                              ----         ----          ----         ----
Regular Service Miles (000) . . . . . . . . . . . . .         62,598       57,707        117,150     110,329
Total  Bus Miles (000)  . . . . . . . . . . . . . . .         63,935       58,600        119,018     111,954
Passenger Miles (000) . . . . . . . . . . . . . . . .      1,422,218    1,355,346      2,566,566   2,477,874
Available Seat Miles (000)  . . . . . . . . . . . . .      2,879,508    2,654,522      5,388,900   5,035,668
Passengers Carried (000) (a)  . . . . . . . . . . . .          4,054        3,784          7,660       7,251
Average Trip Length (miles) (a) . . . . . . . . . . .            351          358            335         342
Load Factor (% of available seats filled) . . . . . .           49.4         51.1           47.6        49.2
Yield (Revenue Per Passenger Mile)  (cents) . . . . .           9.61         9.32           9.59        9.57
Passenger Revenue Per Regular Service Mile (dollars)            2.18         2.19           2.10        2.15
Total Operating Revenue per Total Bus Mile (dollars)            2.52         2.58           2.46        2.55
Total Operating Expense per Total Bus Mile (dollars)            2.57         3.04           2.59        2.95
Cost per Mile (cents):
  Maintenance   . . . . . . . . . . . . . . . . . . .           26.6         31.0           28.3        33.3
  Transportation  . . . . . . . . . . . . . . . . . .           62.8         55.2           61.1        55.9
  Insurance and Safety  . . . . . . . . . . . . . . .           21.2         33.9           20.3        28.5
Station Costs as a % of Total Revenue (%) . . . . . .           18.8         19.1           19.6        19.9

(a)  See Operating Revenues for discussion of 1994 restatements

Operating Loss. Operating loss for the three and six months ended June 30, 1995 was reduced to $2.8 million and $14.7 million, respectively, compared to an operating loss of $27.1 million and $45.8 million for the same periods in 1994 despite an increase in regular service miles operated of 4.9 million miles (or 8.5%) and 6.8 million miles (or 6.2%) for the three and six months ended June 30, 1995, respectively, compared to 1994.

Operating revenues increased $10.3 million (or 6.8%) and $8.2 million (or
2.9%) for the three and six months ended June 30, 1995, while operating expenses decreased $13.9 million (or 7.8%) and $22.9 million (or 6.9%) for the three and six months ended June 30, 1995, compared to the same periods in 1994. Operating loss for the three and six months ended June 30, 1994 included $20.5 million and $21.0 million, respectively, of certain operating charges for a number of items including: claims from the Company's 1990 bankruptcy; increased cost estimates for environmental remediation; and an adjustment to depreciation of $6.0 million to recognize impairment of certain operating facilities which are less than fully utilized.

Operating Revenues. Passenger service revenues increased $10.3 million (or 8.2%) and $8.9 million (or 3.8%) for the three and six months ended June 30, 1995, compared to the same periods in 1994. This increase was realized despite the impact of the "$68 or Less" fare promotion which was in effect during the three months ended June 30, 1994. The promotion resulted in lower yields (revenue per passenger mile) during the second quarter of 1994 (9.32 cents per mile) compared to the second quarter of this year (9.61 cents per mile). The promotion was discontinued for the second half of 1994. Because of this year's everyday low pricing, the Company does not expect yields for the remainder of 1995 to be above 1994 levels. During the first quarter of 1995, the Company disclosed that business in the smaller markets had been very weak. The Company took action to provide more telephone support and better pricing and scheduling support for these locations in an effort to rebuild the smaller market segment. While showing some improvement from the first quarter of 1995, the revenue performance in the smaller markets is still weak.

The number of passengers carried increased 7.1% for the second quarter of 1995 compared to 1994 and 5.6% for the six months ended June 30, 1995, compared to 1994. Management believes the increase in ridership results from the introduction of everyday low pricing, improvements in handling customer telephone calls and more convenient bus schedules. Average trip length declined 2.0% for the second quarter of 1995 and 2.0% for the six months ending June 30, 1995, due to greater growth of the short haul business versus last year. The statistics for passengers carried and trip length, previously estimated from the revenue accounting system, are now produced from the information captured by the Transportation Reservation Itinerary Planning System ("TRIPS") for electronically sold tickets, which represents an ever-increasing portion of the total business. Historical factors for estimating the statistical impact of tickets sold in non-TRIPS locations have been updated and, in addition, the impact of such sales has been reduced as the number of TRIPS locations has increased. As a result, the statistical information for 1994 has been changed accordingly, from that previously published. As the Company continues to expand TRIPS to manual locations, the dependence on historical factors for estimating manual ticket activity will be lessened.

Package express delivery service revenues declined $1.3 million (or 12.3%) and $2.6 million (or 12.6%) in the three and six months ended June 30, 1995, compared to the same periods in 1994. Package express revenues continued to decline, reflecting reductions in routes and intense competition in the package express delivery service from overnight carriers. This decline is likely to continue until the Company develops and successfully implements a turnaround strategy for package express.

Other operating revenues increased approximately $1.5 million (or 16.5%) and $2.3 million (or 13.1%) for the three and six months ended June 30, 1995 compared to the same periods in 1994 due primarily to an increase in interest income. As a result of higher interest rates during the first and second quarter of 1995, interest earned on the Company's insurance deposits, ICC Trust Fund and collateral deposits increased.

Operating Expenses. Total operating expenses decreased by $13.9 million (or 7.8%) and $22.9 million (or 6.9%) for the three and six months ended June 30, 1995 as compared to 1994. Regular service miles operated for the three and six months ended June 30, 1995 as compared to 1994 increased by 4.9 million miles (or 8.5%) and 6.8 million miles (or 6.2%). Operating expenses for the three and six months ended June 30, 1994 included a total of $19.6 million and $20.1 million, respectively, of the certain operating charges discussed above.

Maintenance costs continue to decline from 1994 in absolute dollars and cost per mile. In spite of increased miles operated, maintenance labor costs decreased due to a significant reduction in garage personnel since the first half of 1994. Maintenance utilities and building repairs have decreased due to the downsizing and closure of several facilities. Also contributing to the decreased expenses was the closing of the New York City garage in January 1995. In addition, included in the second quarter of 1994 were certain operating charges of $1.7 million which related primarily to the reserve for increased cost of environmental remediation.

Transportation expenses increased $7.8 million (or 24.1%) and $10.2 million (or 16.3%) for the three and six months ended June 30, 1995 compared to the same periods in 1994. This increase is primarily due to an increase in drivers' wages of $2.0 million and $4.3 million, and additional fuel expense of $0.7 million and $0.7 million resulting from increased miles operated for the three and six month periods ended June 30, 1995 compared to 1994. Also contributing to the change in transportation expense were increased costs for the training of drivers of $3.0 million and $3.2 million for the three and six months ending June 30, 1995 compared to 1994. These additional expenses related to hiring and training new drivers and were necessary in order to increase the number of bus miles being operated versus last year and to improve the quality of operations. The increase in transportation cost per mile of 7.6 cents per mile (or 13.8%) and 5.2 cents per mile (or 9.3%) for the three and six month periods ended June 30, 1995 as compared to 1994, are primarily due to these training costs but also reflect in the second quarter a contractual increase in drivers wages.

Agents' commissions and station costs increased $1.5 million (or 5.3%) and $0.7 million (or 1.3%) for the three and six months ended June 30, 1995 compared to the same periods in 1994, primarily due to an increase in customer service headcount which was required to improve service levels at the Company's terminals. In 1994, in order to reduce costs, certain terminals were closed in the late evenings and overnight. During the current year, the business hours at 15 of these terminals have been increased to better serve long distance customers. Also contributing to the increased staffing was the implementation of the continuous quality cleaning program, which is a program to ensure that buses are cleaned and washed on a more consistent basis. Communication costs at the telephone information centers increased due to a jump in the number of calls handled by 1.2 million (or 26.1%) and 1.4 million (or 15.6%) for the three and six-month periods ending June 30, 1995 compared to the same periods in 1994. In spite of these increases, station costs declined on a per mile and percent of revenue basis due to increased volume.

Marketing, advertising and traffic costs decreased $4.0 million (or 30.0%) and $10.9 million (or 46.6%) for the three and six months ended June 30, 1995 compared to the same periods in 1994, due primarily to a planned spending reduction of $9.5 million in the first half of 1995 in direct advertising expenditures.

Insurance and safety costs decreased $6.4 million (or 31.9%) and $7.7 million (or 24.1%) for the three and six months ended June 30, 1995 compared to the same periods in 1994. Included in the second quarter of 1994 were certain operating charges of $6.4 million which related primarily to charges recorded to increase reserve levels for bankruptcy claims previously considered barred. Also contributing to the decrease is a $1.2 million and $1.5 million reduction in the baggage claims expense for the three and six months ended June 30, 1995 compared to the same periods in 1994, due to a new baggage handling policy put into place in October, 1994 which has reduced the number of baggage claims and also the payout on baggage claims. The automobile and general liability expense increased in the second quarter of 1995 due to the additional claims exposure related to the increased miles operated, as well as the impact of a change in the Company's claims management strategy. This strategy is expected to reduce insurance claims expense for automobile and general liability over the longer term.

General and administrative expenses decreased $0.8 million (or 4.0%) and $1.3 million (or 3.4%) for the three and six months ended June 30, 1995 compared to the same periods in 1994, due in part, to a decrease in group insurance expense. In addition, included in the second quarter of 1994 were $1.1 million of certain operating charges which relate primarily to the write-down of certain assets to their realizable value. These decreases were partially offset by approximately $0.6 million and $1.5 million recorded in the three and six months ended June 30, 1995, respectively, to accrue for expense under the Company's management incentive plan. There was no similar expense recorded during 1994.

Depreciation and amortization decreased by $5.5 million (or 43.9%) and $5.4 million (or 27.1%) for the three and six months ended June 30, 1995 as compared to the same periods in 1994, primarily due to an operating charge of $6.0 million taken in the second quarter of 1994 to recognize impairment of certain operating facilities which are less than fully utilized.

Operating taxes and licenses increased $0.2 million (or 1.9%) and $1.1 million (or 4.9%) for the three and six months ended June 30, 1995 as compared to the same periods in 1994, primarily as a result of a reserve recorded in the first quarter of 1995 for past sales taxes potentially owed on interstate bus tickets sold in Oklahoma. This increase is partially offset by a decrease in real estate taxes due to the closure of the New York City garage in early January 1995.

Operating rental expense decreased by $0.9 million (or 7.5%) and $1.0 million (or 4.5%) for the three and six months ended June 30, 1995 as compared to the same periods in 1994, primarily due to the closing of several maintenance facilities. Operating rental expense for leased buses for the three month periods ended June 30, 1995 and 1994 was $5.6 million and $5.7 million, respectively, and for the six month periods ended June 30, 1995 and 1994 was $11.4 million and $10.7 million, respectively.

Other operating expenses decreased $3.8 million (or 63.0%) and $3.9 million (or 51.7%) for the three and six months ended June 30, 1995 as compared to the same periods in 1994. Included in the three and six months ended June 30, 1994 are certain operating charges of $4.4 million and $4.9 million, respectively, which relate primarily to a $2.8 million write-down in 1994 taken to reflect the expected market value of real estate properties which were not being utilized by the Company and were expected to be sold.

Interest Expense. For the six months ended June 30, 1995, interest expense was $13.9 million, including net expense of $0.2 million resulting from the interest rate swap agreements entered into during 1993 (see - "Capital Resources and Liquidity"). Interest expense decreased $1.7 million (or 10.8%) for the first six months of 1995 compared to 1994, due to the $3.8 million interest reduction related to the conversion of the Convertible Debentures (see - "Financial Restructuring"). This reduction was offset by increased expense paid on an installment note relating to bus purchase financing entered into during mid 1994. Also offsetting the reduction is the interest component of a settlement with the Internal Revenue Service for adjustments to prior year federal tax returns. The Company's weighted average interest rate on long-term debt at June 30, 1995 was 11.1%.

Income Taxes. For the quarter ended March 31, 1994, the Company recorded an income tax benefit of $10.6 million as a result of its pre-tax loss. At that time, projections indicated that it was "more likely than not" that the income tax benefit would be utilized to offset future period income tax expense. At June 30, 1994, projections were revised, and the Company expected to have a net loss for the year. As a result, there was less of a likelihood that the Company would utilize the income tax benefit, and therefore, the income tax benefit recorded for the first quarter of 1994, was reversed during the second quarter of 1994. In 1995, the Company does not anticipate a profit and has not recorded any tax benefit for the six months ended June 30, 1995.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

LABOR LITIGATION

The ATU strike resulted in certain litigation before the NLRB relating to experience-based seniority. See Note 3 to the Interim Consolidated Financial Statements for the three and six months ended June 30, 1995, included elsewhere in this filing.

DEPARTMENT OF JUSTICE INVESTIGATION

The Antitrust Division of the DOJ has initiated an antitrust investigation to determine whether there is, has been, or may be a violation by the Company of Sections 1 and 2 of the Sherman Act by conduct or activities constituting a restraint of trade, monopolization or an attempt to monopolize. See Note 3 to the Interim Consolidated Financial Statements for the three and six months ended June 30, 1995, included elsewhere in this filing.

OKLAHOMA SALES TAX CLAIM

In January 1991, the Oklahoma Tax Commission ("OTC") filed a proof of claim with the Bankruptcy Court in connection with the Company's Chapter 11 bankruptcy case. The claim related to sales taxes which the OTC alleged were due and owing by the Company on interstate bus tickets sold in Oklahoma. See
Note 3 to the Interim Consolidated Financial Statements for the three and six months ended June 30, 1995, included elsewhere in this filing.

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

From August 1994 to May 1995, eight lawsuits were filed by various individuals and groups against the Company and certain other parties. The suits seek unspecified damages for securities law violations. In November 1994, a shareholder derivative lawsuit was filed against present directors and former officers and directors of the Company and the Company as a nominal defendant. In addition, on January 23, 1995, the Company received notice that the Securities and Exchange Commission is conducting a formal, non- public investigation into possible securities laws violations allegedly involving the Company and certain other parties. See Note 3 to the Interim Consolidated Financial Statements for the three and six months ended June 30, 1995, included elsewhere in this filing.

INTERNAL REVENUE SERVICE EXAMINATION

The IRS has conducted an examination of the Company's consolidated federal tax returns for the years 1987, 1988 and 1989. The Company and the IRS have settled all remaining contested issues. See Note 3 to the Interim Consolidated Financial Statements for the three and six months ended June 30, 1995, included elsewhere in this filing.

CHRISS STREET & COMPANY, INC., ET AL V. GREYHOUND LINES, INC., ET AL

In connection with its December 1994 financial restructuring, the Company stated that a majority of tendering holders of Convertible Debentures willing to participate in the selection would be entitled to nominate two qualified persons reasonably acceptable to the Company to serve on its Board of Directors. After a balloting process, the Company's Board of Directors determined that Stephen M. Peck and Ernest P. Werlin were the two most highly ranked nominees who were qualified to serve as directors of the Company and were reasonably acceptable to the Company. Messrs. Peck and Werlin were appointed to vacancies on the Board of Directors on May 31, 1995.

On June 12, 1995, Chriss Street & Company, Inc. and James R. Moriarty, former holders of Convertible Debentures, filed a lawsuit against the Company and Messrs. Peck and Werlin seeking to invalidate the appointment of Messrs. Peck and Werlin to the Company's Board of Directors. See Note 3 to the Interim Consolidated Financial Statements for the three and six months ended June 30, 1995, included elsewhere in this filing.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ELECTION OF DIRECTORS

On May 31, 1995, at the annual stockholders' meeting, Mr. Thomas G. Plaskett, Mr. Craig R. Lentzsch and Mr. Frank L. Nageotte were each elected to serve as Class I directors for three-year terms. In each case, the election was determined by a majority vote. Total stockholder votes for and withheld on the election of Mr. Plaskett were 47,971,092 and 557,134, respectively. Total stockholder votes for and withheld on the election of Mr. Lentzsch were 47,978,706 and 549,520, respectively. Total stockholder votes for and withheld on the election of Mr. Nageotte were 47,948,292 and 579,934, respectively. Mr. Alfred E. Osborne, Jr. continues to serve as a Class II director until his term expires in 1996. Mr. Herbert Abramson and Mr. Richard J. Caley continue to serve as Class III directors until their terms expire in 1997. Prior to the annual meeting, the Board of Directors appointed Mr. Stephen M. Peck and Mr. Ernest P. Werlin as Class II directors for the remaining terms expiring in 1996. These appointments were made to fill vacancies on the Board of Directors.

APPROVAL OF 1995 LONG TERM STOCK INCENTIVE PLAN

The 1995 Long Term Stock Incentive Plan (the "1995 Stock Incentive Plan") was adopted by the Board of Directors on February 27, 1995. The 1995 Stock Incentive Plan is designed to attract and retain capable employees and consultants and to provide them with long term incentives to continue their services to the Company, to maximize the value of the Company to its stockholder's and to permit them to acquire a continuing ownership interest in the Company. The aggregate number of shares of Common Stock in respect of which awards may be granted under the 1995 Stock Incentive Plan may not exceed 4,000,000 shares. On May 31, 1995, at the annual stockholders meeting, the 1995 Long Term Stock Incentive Plan was approved by a majority vote of the stockholders. Total votes for, against, abstentions and broker non-votes were 34,056,553, 1,803,806, 127,279 and 12,540,588, respectively.

APPROVAL OF 1995 DIRECTORS' STOCK INCENTIVE PLAN

The 1995 Directors' Stock Incentive Plan (the "1995 Directors' Incentive Plan") was adopted by the Board of Directors on February 27, 1995. The 1995 Directors' Incentive Plan is designed to attract and retain capable directors and to provide them with long-term incentives to continue their services to the Company, to maximize the value of the Company to its stockholders and to permit them to acquire a continuing ownership interest in the Company. Only directors who are not employees of the Company are eligible to receive options under the 1995 Directors' Incentive Plan. The aggregate numbers of shares of Common Stock in respect of which awards may be granted under the 1995 Directors' Incentive Plan may not exceed 300,000. On May 31, 1995, at the annual stockholders' meeting, the 1995 Directors' Stock Incentive Plan was approved by a majority vote of the stockholders. Total votes for, against, abstentions and broker non-votes were 34,578,329, 1,184,318, 224,991 and 12,540,588, respectively.

ITEM 5.  OTHER INFORMATION

REGISTRATION STATEMENT

On July 27, 1995, the Company filed a registration statement relating to the sale of up to 10,004,144 shares of Common Stock. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Registration Statement."

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
            Trustee. (7)

4.5      -  Rights Agreement, dated as of March 22, 1994, between the Registrant and Mellon Securities Trust Company, as Rights
            Agent. (4)

4.6      -  Form of Promissory Note issued to holders of priority tax claims against the Registrant, including a schedule of holders of such notes and principal amounts thereof. (2)

4.7      -  Amended and Restated Loan and Security Agreement dated as of October 13, 1994 by and between
            Greyhound Lines, Inc. and Foothill Capital Corporation. (6)

4.8      -  Amendment Number One to Amended and Restated Loan and Security Agreement dated as of March  27, 1995 by and between
            Greyhound Lines, Inc. and Foothill Capital Corporation. (8)

4.9      -  Second Amended and Restated Loan and Security Agreement dated as of June 5, 1995 by and between
            Greyhound Lines, Inc. and Foothill Capital Corporation. (9)

10.1     -  Greyhound Lines, Inc. 1995 Long Term Stock Incentive Plan. (9)

10.2     -  Greyhound Lines, Inc. 1995 Director's Stock Incentive Plan. (9)

10.3     -  Employment Agreement dated July 25, 1995 between Registrant and Steven L. Korby. (9)

11       -  Computation of Registrant's earnings per share for the three and six months ended June 30, 1994. (5)

11.1     -  Computation of Registrant's earnings per share for the three and six months ended June 30, 1995. (9)

27       -  Financial Data Schedule as of and for the six months ended June 30, 1995. (9)





(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.
(2) Incorporated by reference from the Registration Statement on Form S-1 (File Nos. 33-45060-01 and 33-45060-02) regarding the Registrant's 8 1/2% Convertible Subordinated Debentures Due 2007.
(3) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-47908) regarding the Registrant's Common Stock and 10% Senior Notes Due 2001 held by the Contested Claims Pool Trust.
(4) Incorporated by reference from the Registrant's Quarterly Report on Form 8-K regarding the Rights Agreement dated March 22, 1994.
(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(6) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-56131) regarding the Registrant's Common Stock.
(7) Incorporated herein by reference from the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).
(8) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(9)      Filed herewith.

(B)  REPORTS ON FORM 8-K

     During the quarter ended June 30, 1995, the Company filed no current reports on Form 8-K with the Securities and Exchange Commission, nor was it required to do so.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 1995




                                              GREYHOUND LINES, INC.

                                              By:   /s/  Steven L. Korby
                                                    Steven L. Korby
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer
                                                    and Principal Financial
                                                    and Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                              EXHIBITS
- ------                                              --------
4.9      -    Second Amended and Restated Loan and Security Agreement dated as of June 5, 1995 by and between Greyhound Lines, Inc.
              and Foothill Capital Corporation.

10.1     -    Greyhound Lines, Inc. 1995 Long Term Stock Incentive Plan.

10.2     -    Greyhound Lines, Inc. 1995 Directors' Stock Incentive Plan.

10.3     -    Employment Agreement dated July 25, 1995, between Registrant and Steven L. Korby.

11.1     -    Computation of Registrant's earnings per share for the three and six months ended June 30, 1995.

27       -    Financial Data Schedule as of and for the six months ended June 30, 1995.