Form 10-Q
period 1995-09-30
GREYHOUND LINES INC
filed 1995-11-09
CIK 813040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from     to
                                                 ----   ----
                        Commission file number  1-10841

                             GREYHOUND LINES, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                    86-0572343
     (State or other jurisdiction of                      (I.R.S. employer
      incorporation or organization)                    identification no.)

     15110 N. DALLAS PARKWAY, SUITE 600
               DALLAS, TEXAS                                   75248
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

          YES   X                                            NO
               ---                                               ----
      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          YES   X                                            NO
               ---                                               ----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     CLASS OF COMMON STOCK                  OUTSTANDING AT NOVEMBER 8, 1995
     ---------------------                  -------------------------------
        $.01 PAR VALUE                              58,163,326  SHARES

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                  PAGE NO.
                                                                                                  --------
PART I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements:
                   Interim Consolidated Statements of Financial Position as of
                     September 30, 1995 (Unaudited) and December 31, 1994 . . . . . . . . . .         4
                   Interim Consolidated Statements of Operations for the
                     Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)  . .         5
                   Interim Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 1995 and 1994 (Unaudited)  . . . . . . .         6
                   Notes to Interim Consolidated Financial Statements (Unaudited) . . . . . .         7

  Item 2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        12


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


                     PART I.        FINANCIAL  INFORMATION

                     ITEM 1.        FINANCIAL  STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

             INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                   1995           1994
                                                                                -----------    -----------
                                                                                (UNAUDITED)
Current Assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .          $    812       $  9,454
   Accounts receivable, less allowance for doubtful accounts
      of $309 and $840  . . . . . . . . . . . . . . . . . . . . . . . . .            31,357         33,584
   Stock subscription receivable  . . . . . . . . . . . . . . . . . . . .               ---         15,150
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,303          3,779
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .             8,443         10,248
   Assets held for sale   . . . . . . . . . . . . . . . . . . . . . . . .             5,554          9,526
   Other current assets   . . . . . . . . . . . . . . . . . . . . . . . .            12,967         12,859
                                                                                   --------       --------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .            62,436         94,600

Prepaid Pension Plans . . . . . . . . . . . . . . . . . . . . . . . . . .            23,787         22,250
Property, Plant and Equipment, net of accumulated depreciation
   of $77,892 and $68,388   . . . . . . . . . . . . . . . . . . . . . . .           279,940        288,250
Investments in Unconsolidated Affiliates  . . . . . . . . . . . . . . . .             1,426          1,312
Insurance and Security Deposits . . . . . . . . . . . . . . . . . . . . .            85,007         84,548
Intangible Assets, net of accumulated amortization of $13,261 and
   $9,644 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            19,304         20,489
                                                                                   --------       --------

      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $471,900       $511,449
                                                                                   ========       ========

Current Liabilities
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 17,425       $ 14,916
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .            49,479         53,106
   Unredeemed tickets   . . . . . . . . . . . . . . . . . . . . . . . . .             5,898         10,259
   Current portion of reserve for injuries and damages  . . . . . . . . .            27,085         26,455
   Current maturities of long-term debt   . . . . . . . . . . . . . . . .            13,067          7,022
                                                                                   --------       --------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . .           112,954        111,758

Reserve for Injuries and Damages  . . . . . . . . . . . . . . . . . . . .            38,689         45,888
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           175,924        197,125
Deferred Gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,009          1,277
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,353          2,205
                                                                                   --------       --------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . .           330,929        358,253
                                                                                   --------       --------

Commitments and Contingencies (Note 4)
Stockholders' Equity
   Preferred stock (10,000,000 shares authorized; par value $.01; none issued) Series A junior preferred stock (500,000 shares authorized;
      par value $.01; none issued)  . . . . . . . . . . . . . . . . . . .               ---            ---
   Common stock (100,000,000 shares authorized; 54,267,918 and
      37,567,744 shares issued as of September 30, 1995 and December 31,
      1994 respectively; par value $.01) .  . . . . . . . . . . . . . . .               543            375
   Common stock subscribed (16,279,070 shares as of December 31, 1994)  .               ---            163
   Capital in excess of par value   . . . . . . . . . . . . . . . . . . .           213,047        182,826
   Capital in excess of par value, subscribed   . . . . . . . . . . . . .              ---          29,184
   Retained deficit   . . . . . . . . . . . . . . . . . . . . . . . . . .           (70,082)       (56,815)
   Less:  Unfunded accumulated pension obligation   . . . . . . . . . . .            (1,499)        (1,499)
   Less: Treasury stock, at cost (109,192 shares)   . . . . . . . . . . .            (1,038)        (1,038)
                                                                                   --------       --------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .           140,971        153,196
                                                                                   --------       --------
          Total liabilities and stockholders' equity  . . . . . . . . . .          $471,900       $511,449
                                                                                   ========       ========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       ------------------              -----------------
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                         -------------                   -------------
                                                       1995          1994              1995         1994
                                                       ----          ----              ----         ----
                                                          (UNAUDITED)                    (UNAUDITED)

OPERATING REVENUES
 Transportation Services
   Passenger services . . . . . . . . . . . . .     $  172,715    $ 159,359       $  418,832    $  396,536
      Package express . . . . . . . . . . . . .          9,171       10,329           26,816        30,527
  Food services . . . . . . . . . . . . . . . .          6,145        5,870           15,532        15,723
  Other operating revenues  . . . . . . . . . .         10,915       10,178           30,926        27,875
                                                    ----------    ---------       ----------    ----------
      Total operating revenues  . . . . . . . .        198,946      185,736          492,106       470,661
                                                    ----------    ---------       ----------    ----------

OPERATING EXPENSES
  Maintenance . . . . . . . . . . . . . . . . .         17,517       17,338           51,205        54,664
  Transportation  . . . . . . . . . . . . . . .         44,958       37,232          117,670        99,763
  Agents' commissions and station costs . . . .         35,311       32,661           92,875        89,485
  Marketing, advertising and traffic  . . . . .          6,378        8,339           18,821        31,634
  Insurance and safety  . . . . . . . . . . . .         15,796       14,086           39,990        45,955
  General and administrative  . . . . . . . . .         18,704       16,954           54,819        54,324
  Depreciation and amortization . . . . . . . .          7,062        7,155           21,560        27,056
  Operating taxes and licenses  . . . . . . . .         13,044       13,080           37,772        36,663
  Operating rents . . . . . . . . . . . . . . .         12,677       12,533           35,058        35,962
  Cost of goods sold - food services  . . . . .          3,518        3,082            9,447        10,248
  Other operating expenses  . . . . . . . . . .          2,017        2,612            5,616        10,061
  Restructuring expense   . . . . . . . . . . .            ---        2,002              ---         2,002
                                                    ----------    ---------       ----------    ----------
      Total operating expense . . . . . . . . .        176,982      167,074          484,833       497,817
                                                    ----------    ---------       ----------    ----------

OPERATING INCOME (LOSS) . . . . . . . . . . . .         21,964       18,662            7,273       (27,156)
Interest Expense  . . . . . . . . . . . . . . .          6,606        9,033           20,487        24,594
                                                    ----------    ---------       ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM  . . . . . . . . . . . . .         15,358        9,629          (13,214)      (51,750)
Income Tax Provision  . . . . . . . . . . . . .             25       17,039               53        17,056
                                                    ----------    ---------       ----------    ----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM . . . .         15,333       (7,410)         (13,267)      (68,806)
Extraordinary Item  . . . . . . . . . . . . . .            ---        3,158             ---          3,158
                                                    ----------    ---------       ----------    ----------
NET INCOME (LOSS)   . . . . . . . . . . . . . .     $   15,333    $ (10,568)      $  (13,267)   $  (71,964)
                                                    ==========    =========       ==========    ==========

Income (Loss) Per Share of Common Stock:
  Primary
   Income (Loss) Before Extraordinary Item  . .     $     0.27    $   (0.51)      $    (0.25)   $    (4.69)
   Extraordinary Item   . . . . . . . . . . . .            ---        (0.21)             ---         (0.22)
                                                    ----------    ---------       ----------    ----------
   Net Income (Loss)  . . . . . . . . . . . . .     $     0.27    $   (0.72)      $    (0.25)   $    (4.91)
                                                    ==========    =========       ==========    ==========

  Fully Diluted
   Income (Loss) Before Extraordinary Item  . .     $     0.27    $   (0.51)      $    (0.25)   $    (4.69)
   Extraordinary Item . . . . . . . . . . . . .            ---        (0.21)             ---         (0.22)
                                                    ----------    ---------       ----------    ----------
   Net Income (Loss)  . . . . . . . . . . . . .     $     0.27    $   (0.72)      $    (0.25)   $    (4.91)
                                                    ==========    =========       ==========    ==========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ------------------------------
                                                                                 1995             1994
                                                                               ---------         --------
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (13,267)       $ (71,964)
  Noncash expenses, gains and losses included in net loss
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .      21,560           27,056
   Amortization of deferred gain  . . . . . . . . . . . . . . . . . . . . . .        (268)            (242)
   Amortization of debt issuance costs  . . . . . . . . . . . . . . . . . . .         733            1,268
   Amortization of discount on Senior Notes . . . . . . . . . . . . . . . . .       2,239            1,966
   Net loss on assets sold  . . . . . . . . . . . . . . . . . . . . . . . . .         393              638
   Unfunded net pension gain  . . . . . . . . . . . . . . . . . . . . . . . .      (1,757)          (4,253)
   Reserve for deferred income taxes  . . . . . . . . . . . . . . . . . . . .         ---           17,000
   Write-down of assets held for sale   . . . . . . . . . . . . . . . . . . .         ---            2,817
   Write-off of debt issue costs  . . . . . . . . . . . . . . . . . . . . . .         ---            3,158
  Net changes in certain operating assets and liabilities
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,684            6,448
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         476              969
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,805             (543)
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        (108)          (5,463)
   Insurance and security deposits  . . . . . . . . . . . . . . . . . . . . .        (459)          13,752
   Intangible assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,965)          (3,017)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,397           (5,658)
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .         828            3,525
   Reserve for injuries and damages . . . . . . . . . . . . . . . . . . . . .      (6,569)           3,959
   Unredeemed tickets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,361)          (1,896)
                                                                                ---------        ---------
      Net cash provided by (used for) operating activities  . . . . . . . . .       3,361          (10,480)
                                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (12,411)         (77,869)
  Proceeds from assets sold . . . . . . . . . . . . . . . . . . . . . . . . .       6,157           28,641
  Proceeds from termination of interest rate swap . . . . . . . . . . . . . .         ---            1,609
  Deposit to collateralize operating leases . . . . . . . . . . . . . . . . .         ---           (7,127)
  Other investing activities  . . . . . . . . . . . . . . . . . . . . . . . .        (114)             140
                                                                                ---------        ---------
      Net cash provided by (used for) investing activities  . . . . . . . . .      (6,368)         (54,606)
                                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt and capital lease obligations  . . . . . . . . . . . . . .     (17,320)          (5,450)
  Proceeds from long-term borrowings  . . . . . . . . . . . . . . . . . . . .         ---           31,541
  Net proceeds from Rights Offering . . . . . . . . . . . . . . . . . . . . .      11,685              ---
  Proceeds from issuance of Common Stock  . . . . . . . . . . . . . . . . . .         ---               13
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . .         ---               89
  Net change in revolving credit facility . . . . . . . . . . . . . . . . . .         ---              ---
                                                                                ---------        ---------
      Net cash provided by (used for) financing activities  . . . . . . . . .      (5,635)          26,193
                                                                                ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .      (8,642)         (38,893)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .       9,454           39,643
                                                                                ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .   $     812        $     750
                                                                                =========        =========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1995, and the results of its operations for the three and nine months ended September 30, 1995 and 1994. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended September 30, 1995 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1994.

2.  SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per common share is calculated by dividing net income
(loss) by the weighted average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The calculation of fully diluted earnings
(loss) per share of Common Stock assumes the dilutive effect of the Company's 8.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") converted into Common Stock. The weighted average shares outstanding used in the calculation of primary and fully diluted earnings
(loss) per share of Common Stock for the three and nine months ended September 30, 1995 and 1994 are as follows:

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            ------------------          -----------------
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                               -------------              -------------
WEIGHTED AVERAGE SHARES OUTSTANDING                          1995        1994           1995         1994
-----------------------------------                          ----        ----           ----         ----
Primary . . . . . . . . . . . . . . . . . . . . . . .     56,041,151   14,667,004     53,422,096  14,656,962
Fully diluted . . . . . . . . . . . . . . . . . . . .     56,041,151   14,667,004     53,422,096  14,656,962

CERTAIN RECLASSIFICATIONS

Certain reclassifications have been made to the prior period statements to conform them to the September 30, 1995 classifications.

3.  STOCKHOLDERS' EQUITY

On October 3, 1995, the Company completed a public offering of 10,004,144 shares of Common Stock of which 4,000,000 shares were issued and sold by the Company and 6,004,144 were sold by Motor Coach Industries Limited, a selling stockholder. The shares were sold at a price to the public of $4.125 per share. The proceeds of the offering to the Company, after deducting all associated costs including a fee to the selling agent of $700,000, were $15.4 million. The Company will use approximately $9.7 million of the net proceeds to repurchase approximately $10.7 million aggregate principal of its 10% Senior Notes due 2001 (the "Senior Notes"). The repurchased Senior Notes will be applied toward future sinking fund obligations. The Company will use the remaining proceeds for general corporate purposes.

4.  COMMITMENTS AND CONTINGENCIES

LABOR LITIGATION

The Amalgamated Transit Union (the "ATU") strike in March 1990 resulted in litigation currently pending before the National Labor Relations Board ("NLRB"). In early 1995, a settlement among the ATU, NLRB and Company was finalized. The settlement resulted in the dismissal of all litigation between the ATU, NLRB and the Company, with the exception of one issue related to the Company's granting in 1990 of experience-based seniority ("EBS") to drivers hired with previous commercial driving experience, which issue will be resolved in litigation before the NLRB and appeals, if any. In September 1994, an Administrative Law Judge of the NLRB issued a ruling finding that the granting of EBS to drivers with previous commercial driving experience constituted an unfair labor practice by the Company. The Company has appealed this ruling.

If the Company were to ultimately lose the EBS litigation, after all appeals, or if the Company were to change its policy relating to EBS credit, it may be exposed to liability to drivers hired after March 1990 who would lose their EBS credit. Liability to drivers hired before March 1990 who might lose EBS was resolved in the aforementioned settlement.

In June 1995, the Company extended an offer to its post-March 1990 drivers with EBS. Pursuant to the offer, approximately 80% of eligible drivers agreed to relinquish their seniority rights in return for cash payments. This buyout has reduced the Company's potential exposure should EBS later be discontinued. Based on an assessment of the potential liability it could face from claims by remaining drivers with EBS, the Company believes that any such liability exposure would not materially exceed the amounts recorded.

DEPARTMENT OF JUSTICE INVESTIGATION

In March 1994, the Antitrust Division of the U.S. Department of Justice (the "DOJ") initiated an antitrust investigation to determine whether there is, has been, or may be a violation by the Company of Sections 1 and 2 of the Sherman Act by conduct or activities constituting a restraint of trade, monopolization or an attempt to monopolize. This investigation principally involved the competitive impact of (i) the Company's computerized reservation system, including the provision of fare and scheduling information via telephone, (ii) the Company's decision to discontinue publishing its bus schedules in an industry publication and (iii) various provisions contained in agreements with bus carriers using the Company's terminals. In April 1995, the Company resumed publishing its schedules in the industry publication.

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

In September 1995, the Company agreed with the DOJ to the entry of a consent decree that would end the investigation. Under the provisions of the consent decree, the Company has agreed not to enforce a provision in its bus terminal lease agreements prohibiting a tenant bus carrier from selling its tickets within 25 miles of the Company's terminal and has agreed not to adopt any comparable provision. The Company rarely enforced this lease provision and recently revised its lease agreements to eliminate the provision. The consent decree is subject to the approval of a federal district court. Management of the Company believes that the consent decree will have no material impact on the Company's business, financial condition or results of operations.

OKLAHOMA SALES TAX CLAIM

In January 1991, the Oklahoma Tax Commission ("OTC") filed a proof of claim with the Bankruptcy Court in connection with the Company's 1990 Chapter 11 bankruptcy case. That claim related to sales taxes which the OTC alleged were due and owing by the Company on interstate bus tickets sold in Oklahoma. The OTC claim involved a proposed tax assessment of approximately $908,000 plus additional interest.

The Company objected to the claim on the basis that the tax the OTC proposed to assess was an improper burden on interstate commerce in violation of the Commerce Clause of the United States Constitution. In February 1993, the Bankruptcy Court denied the OTC's claim in its entirety, finding that the Oklahoma sales tax on interstate travel was unconstitutional. The OTC subsequently appealed the Bankruptcy Court's decision. In April 1995, the United States Supreme Court upheld the constitutionality of a sales tax imposed on interstate bus tickets by the State of Oklahoma in a case involving another bus company.

Subsequent to the Supreme Court's decision, the Company's case has been remanded to the Bankruptcy Court where additional proceedings concerning the claim will be heard. Additionally, the OTC notified the Company that it intends to conduct an audit for sales taxes due for the period from August 1992 to July 1995. In view of the Supreme Court's decision, the Company established a reserve, during the first quarter of 1995, for its estimate of the liability. In April 1995, the Company began collecting sales taxes from its customers for interstate bus tickets sold in Oklahoma.

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and Senior Notes against the Company and certain of its former officers and directors. The suits seek unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading.

All the purported class action cases referred to above (with the exception of one suit that was dismissed before being served on any defendants) have been transferred to the United States District Court for the Northern District of Texas, the Court in which the first purported class action suit was filed, and are pending under a case styled In re Greyhound Securities Litigation, Civil action 3-94-CV-1793-G. A joint pretrial order has been entered in the class action litigation which consolidates for pretrial and discovery purposes all of the stockholder actions and, separately, all of the debtholder actions. The joint pretrial order required plaintiffs to file consolidated amended complaints and excused answers to the original complaints. In July 1995, the plaintiffs filed their consolidated amended complaints, naming Greyhound Lines, Inc., Frank J. Schmieder, J. Michael Doyle, Phillip W. Taff, Robert R. Duty, Don T. Seaquist, Charles J. Lee, Charles A. Lynch and Smith Barney Incorporated as defendants. Messrs Lee and Lynch were subsequently dismissed from the case by the plaintiffs. In September 1995, the defendants filed a Motion to Dismiss plaintiffs' complaints. The motion remains pending before the Court. Also in September 1995, plaintiffs filed a Motion seeking to certify the class of plaintiffs.

In November 1994, a shareholder derivative lawsuit was filed by Harvey R. Rice, a purported owner of the Company's Common Stock, against present directors and former officers and directors of the Company and the Company as a nominal defendant. The suit seeks to recover monies obtained by certain defendants by allegedly trading in the Company's securities on the basis of nonpublic information and to recover monies for certain defendants' alleged fraudulent dissemination of false and misleading information concerning the Company's financial condition and future business prospects. The suit, filed in the Delaware Court of Chancery, New Castle County, is styled Harvey R. Rice v. Frank J. Schmieder, J. Michael Doyle, Charles A. Lynch, Richard J. Caley, Thomas F. Meagher, Thomas G. Plaskett, Kenneth R. Norton, Robert B. Gill, Alfred E. Osborne, Jr., J. Patrick Foley, Charles J. Lee and Greyhound Lines, Inc., Civil Action No. 13854. Pursuant to a stipulation, the current deadline for all defendants to answer, move or otherwise plead with respect to the derivative complaint is not yet due.

In May 1995, a lawsuit was filed on behalf of two individuals, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Ohio, is styled James Illius and Teodore J. Krawec v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 1-95-CV-1140. The defendants have filed a Motion to Transfer Venue seeking to have the case transferred to the court in Dallas where the class action litigation is pending. In

September 1995, the defendant's motion was granted and the case is in the process of being transferred to the Dallas court.

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

In January 1995, the Company received notice that the Securities and Exchange Commission (the "SEC") is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its present and former officers, directors and employees and other persons. The SEC Order of Investigation (the "Order of Investigation") states that the SEC is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the SEC has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the SEC has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. In September 1995, the SEC served a document subpoena on the Company requiring the production of documents, most of which the Company voluntarily produced to the SEC in late 1994. The Company is fully cooperating with the SEC's investigation of these matters. The probable outcome of this investigation cannot be predicted at this early stage in the proceeding.

CHRISS STREET & COMPANY, INC., ET AL V. GREYHOUND LINES, INC., ET AL

On June 12, 1995, Chriss Street & Company, Inc. and James R. Moriarty, former holders of Convertible Debentures, filed a lawsuit against the Company and Stephen M. Peck and Ernest P. Werlin seeking to invalidate the appointment of Messrs. Peck and Werlin to the Company's Board of Directors. On August 29, 1995 the parties to the litigation entered into a settlement agreement of all claims and the litigation was dismissed by the Delaware Chancery Court. Under the settlement agreement, the challenge to the appointment of Messrs. Peck and Werlin was withdrawn and both will continue to serve on the Company's board for the remainder of their respective terms.

ENVIRONMENTAL MATTERS

The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various
facilities presently or formerly owned or leased by the Company.   Based upon
surveys conducted by Company personnel, 78 locations have been identified as sites requiring potential clean-up and/or remediation as of September 30, 1995. The Company has estimated the clean-up and/or remediation cost of these sites to be $5.0 million of which approximately $0.8 million is indemnifiable by The Dial Corp ("Dial") pursuant to indemnity obligations arising out of the 1987 acquisitions of the domestic bus operations of Dial. The Company has no reason to believe that Dial will not fulfill its indemnification obligations to the Company. However, if Dial does not fulfill such obligations, the Company could have liability with respect to those matters. Additionally, the Company has been designated as a potentially responsible party by the EPA at three Superfund sites where the Company and other parties face exposure for costs related to the clean-up of those sites. The Company believes its liability at these sites will be settled for an immaterial amount because its involvement at the sites was as a de minimis generator of wastes disposed of at the sites. In light of the minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a $1.1 million receivable from Dial for indemnification at September 30, 1995, including costs associated with previously remediated sites. The Company has also recorded an environmental reserve of $4.6 million, at September 30, 1995, for noncapitalizable expenses related to the sites identified for potential clean-up and/or remediation. The receivable and reserve amounts for these sites are based on discounted cash flows at a discount rate of 8%. Management believes that adequate accruals have been made related to all known environmental matters.

OTHER LEGAL PROCEEDINGS

In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the self- retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company or its subsidiaries relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would materially exceed the amounts recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Public Offering. On July 27, 1995, the Company filed a registration statement on Form S-3 relating to the sale of up to 10,004,144 shares of Common Stock. The registration statement was declared effective on September 28, 1995, and on October 3, 1995, the sale of the stock was completed. Four million shares were sold by the Company and 6,004,144 shares were sold by Motor Coach Industries Limited, a selling stockholder. The Company did not receive any portion of the proceeds from the sale of shares of Common Stock by the selling stockholder.

Net proceeds to the Company from the sale of the 4,000,000 shares of Common Stock offered by the Company were $15.4 million. The Company intends to use $9.7 million of the net proceeds received by it to repurchase (the "Senior Note Repurchase") $10.7 million aggregate principal of its 10% Senior Notes due 2001 (the "Senior Notes") pursuant to a put/call agreement with one of the Company's principal stockholders. The purchase price for the Senior Notes was based on arm's-length negotiations. The Company will use the remaining net proceeds from the sale of the Common Stock for general corporate purposes. Pending use, the net proceeds to the Company from the Offering are invested in short-term, interest-bearing securities.

Capital Structure and Leverage. The Company requires significant cash flows to meet its debt and other continuing obligations. The Company had $175.9 million in long-term debt outstanding (excluding $17.8 million of issued and undrawn standby letters of credit) at September 30, 1995, which primarily consisted of the Company's Senior Notes. The Company currently has semi-annual interest payments (each January 31 and July 31) of $8.2 million due on the Senior Notes. After giving effect to the Senior Note Repurchase, the Company's semi-annual interest payments will be reduced to $7.6 million (each January 31 and July
31). The Senior Notes have sinking fund payments, initially in the amount of $8.0 million and increasing annually thereafter, beginning in July 1996. The 1996 sinking fund payment of $8.0 million will be met through the Senior Note Repurchase and the $1.7 million of Senior Notes which the Company currently owns. The balance of the Senior Note Repurchase will be applied to the July 1997 sinking fund payment. As a result of the application of the remaining Senior Note Repurchase, the July 1997 sinking fund payment will be reduced from $10.0 million to approximately $5.6 million. The Company will also require $2.4 million in the aggregate for other debt service and $9.2 million for bus, real estate and other operating lease obligations during the remainder of 1995.

During February 1995, in connection with the Financial Restructuring (see - "Financial Restructuring"), the Company pre-paid $12.9 million in bus financing to Motor Coach Industries Acceptance Corporation ("MCIAC") and aggregate amounts outstanding were $6.9 million as of September 30, 1995. The pre-payment resulted in the release of liens on 64 buses, which the Company has pledged as collateral under the New Credit Facility (defined herein). As part of the Financial Restructuring, the Company agreed to use its best efforts to refinance, on commercially reasonable terms, the remaining MCIAC debt.

In July 1995, the Company issued 415,044 shares of Common Stock to participants in the Company sponsored 401(k) cash or deferred retirement plans that cover substantially all of its ongoing salaried, hourly and represented employees.

Liquidity. Operating cash flows, together with cash from financing activities, seasonal revolving credit borrowings and sales of assets, historically have been sufficient to fund the Company's operations and investing activities which consist primarily of capital expenditures for new bus acquisitions, systems development costs and, to a lesser extent, facilities replacements or upgrades. For the nine months ended September 30, 1995, operating activities provided net cash of $3.4 million. The net cash required for financing activities, as well as cash required for investing activities, were funded by proceeds received from the Rights Offerings (see - "Financial Restructuring"), the sale of surplus assets, and cash provided by operating activities. At September 30, 1995, the Company had cash and cash equivalents of $0.8 million and $52.2 million in available borrowing capacity under the New Credit Facility (defined herein) for general purposes.

The Company is party to two floating rate interest rate swap agreements. In October 1994, the agreements were amended to lock in future payments under the agreements until maturity in July 1998. The net result of the amendments is that these swaps will not be subject to interest rate risk. Under the amendments, the Company will be required to pay and recognize incremental interest expense of $5.8 million in total over the remaining term of the five-year agreements. The Company has collateralized its payment obligations under the amended agreements with a $1.1 million letter of credit and liens on six pieces of Company-owned real property. On or prior to January 1, 1996, the counterparty to the swap agreements has the right to evaluate its collateral and may require the Company to post additional collateral or cash collateral in lieu of real property.

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

In June 1995, the Company renegotiated its Credit Facility (the "New Credit Facility"). The New Credit Facility provides for revolving loans, letters of credit and letter of credit guarantees up to a maximum commitment of $73.5 million. Syndication commitments under the New Credit Facility, including Foothill's commitment as the lead agent, total $70.0 million at November 8, 1995. Availability under the New Credit Facility is limited to the aggregate of the following: (1) revolving advances of up to $3.5 million based on a formula of certain eligible accounts receivable; (2) revolving advances of up to $44.5 million (the "Fixed Asset Advances") based on the value of certain fixed asset collateral pledged to Foothill; and (3) a bus purchase facility of up to $22.0 million (the "Bus Purchase Facility"). Borrowings under the New Credit Facility mature on May 31, 1998, although availability under the Fixed Asset Advances will be subject to quarterly reductions after April 1996. The New Credit Facility is secured by liens on substantially all the assets of the Company, excluding real estate purchases and new bus purchases unless those buses are specifically pledged to support borrowing under the Bus Purchase Facility. The New Credit Facility allows the Company to dispose of certain non-core real estate properties. In addition, non-bus capital expenditures are limited to $25.0 million annually with no spending limitations on bus purchases as long as financed through debt, or operating or capital leases with maturities of no less than five years. The New Credit Facility is subject to financial covenants, including maintenance of a minimum net worth and an agreed ratio of cash flow to interest expense. As of September 30, 1995, there were approximately $17.8 million in issued and undrawn standby letters of credit outstanding under the New Credit Facility, and no revolving borrowings outstanding under the New Credit Facility.

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

During the Company's bankruptcy in 1990, certain funds were set aside to cover claims arising under the ICC Trust Fund. Those claims have been concluded and a final distribution has been made to the claimants. The ICC Trust Fund was collateralized with a $2.0 million letter of credit which was released to the Company during September 1995.

Capital Expenditures. The Company's operations also require significant annual capital and maintenance expenditures related to the Company's bus fleet, properties and systems software. For the nine months ended September 30, 1995, the Company's capital expenditures totalled $12.4 million. During June and July 1995, the Company took delivery of 102 new buses from Motor Coach Industries International, Inc. ("MCII"). These buses are currently subject to a month to month operating lease. Prior to January 1, 1996, the Company must either purchase the buses, find refinancing for the buses or convert to a seven year operating lease with MCII or its assignee. The Company took delivery of and purchased 13 buses from MCII in September 1995, and currently plans to purchase an additional 10 buses it will receive from MCII in the last quarter of 1995. The Company has placed an order for another 50 buses for delivery in November 1995. Financing for these buses has been offered by MCII.

As of September 30, 1995, approximately 31% of the Company's bus fleet was more than 10 years old. The Company's experience indicates that as the age of its fleet increases, the dependability and quality of service declines, which may make the Company less competitive. While the Company could continue to use these older buses, the Company intends, over time, to replace these older, less reliable vehicles with new buses. To replace these buses and to support the planned increase in the size of the bus fleet, the Company expects to acquire up to 300 new buses, including the 50 buses mentioned above, over the next 18 months at an aggregate cost of approximately $70 to $80 million. Management believes that a delay in acquiring these new buses could adversely affect future operations due to the higher operating costs associated with operating older buses and the inability to implement fully the Company's plans to increase total bus miles.

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

THIRD QUARTER 1995 AND 1994 RESULTS OF OPERATIONS

The Company's business is seasonal in nature and generally follows the pattern of the travel business as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. Historically, the Company has experienced substantial seasonal variances in its results of operations with the first quarter typically being a net loss period and the second quarter generally reflecting a net loss or minimal net income. The third quarter, which includes the summer peak travel season, generally provides the largest contribution to the Company's annual operating income. However, in the third quarter of 1994, the Company experienced a net loss.

The following table presents certain of the Company's consolidated operating statistics for the three and nine months ended September 30, 1995 and 1994:

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             ------------------          -----------------
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                                -------------              -------------
                                                              1995         1994          1995         1994
                                                              ----         ----          ----         ----

Regular Service Miles (000) . . . . . . . . . . . . .         74,842       67,238        191,992     177,567
Total  Bus Miles (000)  . . . . . . . . . . . . . . .         75,390       67,780        194,408     179,734
Passenger Miles (000) . . . . . . . . . . . . . . . .      1,894,440    1,623,528      4,461,006   4,101,402
Available Seat Miles (000)  . . . . . . . . . . . . .      3,442,732    3,092,948      8,831,632   8,128,616
Passengers Carried (000) (a)  . . . . . . . . . . . .          5,179        4,692         12,839      11,943
Average Trip Length (miles) (a) . . . . . . . . . . .            366          346            347         343
Load Factor (% of available seats filled) . . . . . .           55.0         52.5           50.5        50.5
Yield (Revenue Per Passenger Mile)  (cents) . . . . .           9.12         9.82           9.39        9.67
Passenger Revenue Per Regular Service Mile (dollars)            2.31         2.37           2.18        2.23
Total Operating Revenue per Total Bus Mile (dollars)            2.64         2.74           2.53        2.62
Total Operating Expense per Total Bus Mile (dollars)            2.35         2.46           2.49        2.77
Cost per Mile (cents):
  Maintenance   . . . . . . . . . . . . . . . . . . .           23.2         25.6           26.3        30.4
  Transportation  . . . . . . . . . . . . . . . . . .           59.6         54.9           60.5        55.5
  Insurance and Safety  . . . . . . . . . . . . . . .           21.0         20.8           20.6        25.6
Station Costs as a % of Total Revenue (%) . . . . . .           17.7         17.6           18.9        19.0

(a)  See Operating Revenues for discussion of 1994 restatements

Operating Income (Loss). Operating income for the three months ended September 30, 1995 was $22.0 million compared to $18.7 million for the same period in 1994. Operating income for the nine months ended September 30, 1995 was $7.3 million compared to an operating loss of $27.2 million for the same period in 1994. Operating revenues increased $13.2 million (or 7.1%) and $21.4 million (or 4.6%) for the three and nine months ended September 30, 1995, while operating expenses increased $9.9 million (or 5.9%) for the three months ended September 30, 1995 and decreased $13.0 million (or 2.6%) for the nine months ended September 30, 1995, compared to the same periods in 1994. Operating income for the three months ended September 30, 1994 included $3.2 million of certain operating charges which were primarily comprised of restructuring-related severance costs. Operating loss for the nine months ended September 30, 1994 included $24.2 million of certain operating charges for a number of items including: claims from the Company's 1990 bankruptcy; increased cost estimates for environmental remediation; an adjustment to depreciation of $6.0 million to recognize impairment of certain operating facilities which are less than fully utilized; and the above mentioned restructuring-related severance costs.

Operating Revenues. Passenger service revenues increased $13.4 million (or 8.4%) and $22.3 million (or 5.6%) for the three and nine months ended September 30, 1995, compared to the same periods in 1994 due to increased ridership. The number of passengers carried increased 10.4% for the third quarter of 1995 compared to 1994 and 7.5% for the nine months ended September 30, 1995, compared to 1994. Management believes the increase in ridership resulted from the introduction of everyday low pricing, improvements in handling customer telephone calls and more convenient bus schedules. Although the short-haul business has increased, average trip length increased 5.8% for the third quarter of 1995 and 1.2% for the nine months ending September 30, 1995, due to greater growth of the long-haul business versus last year as the every day low pricing strategy had a more significant impact on long-distance travel. The statistics for passengers carried and trip length, previously estimated from the revenue accounting system, are now produced from the information captured by the Transportation Reservation Itinerary Planning System ("TRIPS") for electronically sold tickets, which represents an ever-increasing portion of the total business. As a result, the statistical information for 1994 has been changed from that previously published. Also contributing to higher passenger revenues was an improvement in interline activity, which reflects an increase in the number of tickets being sold by other carriers for all or a portion of the travel occurring on Greyhound. The Company expects improvements in its interline relationships to continue.

Package express delivery service revenues declined $1.2 million (or 11.2%) and $3.7 million (or 12.2%) in the three and nine months ended September 30, 1995, compared to the same periods in 1994. Package express revenues continued to decline, reflecting reductions in routes and intense competition in the package express delivery service from overnight carriers. This decline is likely to continue until the Company develops and implements a turnaround strategy for package express.

Other operating revenues increased approximately $0.7 million (or 7.2%) and $3.1 million (or 10.9%) for the three and nine months ended September 30, 1995 compared to the same periods in 1994 due primarily to an increase in interest income. As a result of higher interest rates during 1995, interest earned on the Company's deposits increased. Prepaid ticket order revenue has also increased.

Operating Expenses. Total operating expenses increased $9.9 million (or 5.9%) for the three months ended September 30, 1995, and decreased $13.0 million (or 2.6%) for the nine months ended September 30, 1995 compared to the same periods in 1994. Regular service miles operated for the three and nine months ended September 30, 1995 compared to 1994 increased by 7.6 million miles (or 11.3%) and 14.4 million miles (or 8.1%). Operating expenses for the three and nine months ended September 30, 1994 included a total of $3.2 million and $23.2 million, respectively, of the certain operating charges discussed above.

Maintenance costs for the three months ended September 30, 1995 compared to the same period in 1994, increased by only $0.2 million to $17.5 million. However, maintenance expenses for the nine months ended September 30, 1995 were well below 1994 expenses for the same time period. In spite of increased miles operated, maintenance labor costs, utilities and building repairs have decreased due to the downsizing and closure of several facilities since the first half of 1994, and closure of the New York City garage in January 1995. However, due to seasonal demands that require high fleet utilization and low down time, during the third quarter of 1995, fleet utilization (average miles per bus) increased approximately 9% over the third quarter of 1994, and it was necessary to defer some maintenance procedures from the third quarter of 1995 until late 1995 or early 1996, a lower demand, lower utilization period. As a result, maintenance costs, on a per mile basis, during the next six months may exceed current levels as the maintenance catch up is performed in addition to normal maintenance during those periods. Such deferral and catch up is a normal practice due to the seasonality of the business. In addition, included in the second quarter of 1994 were certain operating charges of $1.7 million which related primarily to the reserve for increased cost of environmental remediation.

Transportation expenses increased $7.7 million (or 20.8%) and $17.9 million (or 17.9%) for the three and nine months ended September 30, 1995 compared to the same periods in 1994, primarily due to an increase of 7.6 million miles operated and 14.7 million miles operated, respectively. The added miles produced cost increases for drivers' wages, drivers' expenses and fuel costs of $3.6 million and $6.9 million for the three and nine months ended September 30, 1995 compared to the same periods in 1994. In addition, transportation expense increased due to a contractual wage increase, higher drivers' expenses due to increased extra section activity (which are generally more expensive miles to operate), the delayed availability of the New York Dormitory and increased driver hiring and training. Driver hiring and training contributed $0.6 and $3.8 million to the variance for the three and nine months ended September 30, 1995 compared to the same periods in 1994.

Agents' commissions and station costs increased $2.7 million (or 8.1%) and $3.4 million (or 3.8%) for the three and nine months ended September 30, 1995 compared to the same periods in 1994. The Company handled 1.9 million (or 37.8%) and 3.4 million (or 23.7%) more calls for the three and nine month periods ended September 30, 1995 compared to the same periods in 1994. The Company achieved the improved call handling by opening a new telephone center and improving staffing and compensation in its other center. As a result, telephone information salaries and communication costs are the primary cause for increases in this expense category. Ticket commission expenses have increased due to higher sales through commission agencies compared to 1994. Interline commissions paid have also risen due to an increase in the number of interline tickets honored by Greyhound in 1995.

Marketing, advertising and traffic costs decreased $2.0 million (or 23.5%) and $12.8 million (or 40.5%) for the three and nine months ended September 30, 1995 compared to the same periods in 1994, due primarily to a planned spending reduction of $11.7 million in the first three quarters of 1995 in direct advertising expenditures. This year's advertising focus has targeted customers or potential customers with disposable income to spend on incremental trips.

Insurance and safety costs increased $1.7 million (or 12.1%) for the three months ended September 30, 1995 and decreased $6.0 million (or 13.0%) for the nine months ended September 30, 1995 compared to the same periods in 1994. The automobile and general liability expense increased in the third quarter of 1995 due to the additional claims exposure related to the increased miles operated, as well as the impact of a change in the Company's claims management strategy. A significant component of the claims management strategy is to settle claims more quickly which is reflected in the reduction of $6.6 million in the Reserve for Injuries and Damages of $65.8 million at September 30, 1995 from $72.3 million at December 31, 1994. This strategy is expected to reduce insurance claims expense for automobile and general liability over the longer term. However, management continues to monitor trends in exposure and to review the adequacy of related reserves. Baggage claims expense decreased by $0.3 million and $1.8 million for the three and nine months ended September 30, 1995 compared to the same periods in 1994, due to a new baggage handling policy put into place in October 1994 which has reduced the number of baggage claims and also the payout on baggage claims. Included in the second quarter of 1994 were certain operating charges of $6.4 million which related primarily to charges recorded to increase reserve levels for bankruptcy claims previously considered barred.

General and administrative expenses increased $1.8 million (or 10.3%) and $0.5 million (or 0.9%) for the three and nine months ended September 30, 1995 compared to the same periods in 1994, due in part, to approximately $0.8 million and $2.3 million recorded in the three and nine months ended September 30, 1995, respectively, to accrue for expense under the Company's management
incentive plan.   There was no similar expense recorded during 1994.  Also,
pension income was $0.7 million (or 48.6%) and $1.6 million (or 48.6%) lower for the three and nine month period ended September 30, 1995 compared to the same periods in 1994. Further, accounting salaries increased for the three month period ended September 30, 1995 compared to the same period in 1994 due to the increased use of temporaries and increased headcounts. Offsetting these increases was a decrease for the nine months ended September 30, 1995 as compared to 1994, in group insurance expenses and a decrease in legal expenses for the three and nine months ended September 30, 1995 compared to the same periods in 1994.

Depreciation and amortization decreased by $0.1 million (or 1.3%) and $5.5 million (or 20.3%) for the three and nine months ended September 30, 1995 compared to the same periods in 1994, primarily due to an operating charge of $6.0 million taken in the second quarter of 1994 to recognize impairment of certain operating facilities which were less than fully utilized.

Operating taxes and licenses increased $1.1 million (or 3.0%) for the nine months ended September 30, 1995 compared to the same period in 1994, primarily as a result of a reserve recorded in the first quarter of 1995 for past sales taxes potentially owed on interstate bus tickets sold in Oklahoma. Fuel and oil taxes have increased for the three and nine months ended September 30, 1995 compared to the same periods in 1994 due to the increase in miles run by the Company, but these increases were partially offset by a decrease in real estate taxes due to the closure of the New York City garage in early January 1995.

Operating rental expense increased by $0.1 million (or 1.1%) for the three months ended September 30, 1995 and decreased $0.9 million (or 2.5%) for the nine months ended September 30, 1995 compared to the same periods in 1994, primarily due to the closing of several maintenance facilities. Operating rental expense for leased buses for the three month periods ended September 30, 1995 and 1994 was $6.2 million and $6.1 million, respectively, and for the nine month periods ended September 30, 1995 and 1994 was $17.6 million and $16.8 million, respectively.

Other operating expenses decreased $0.6 million (or 22.8%) and $4.4 million (or 44.2%) for the three and nine months ended September 30, 1995 compared to the same periods in 1994. Included in the three and nine months ended September 30, 1994 are certain operating charges of $0.9 million and $5.7 million, respectively, which relate primarily to a $2.8 million write-down in the second quarter of 1994 taken to reflect the expected market value of real estate properties which were not being utilized by the Company and were expected to be sold.

Expenses of $2.0 million were recorded during the third quarter of 1994 relating to the Company's restructuring. This amount was made up primarily of severance costs related to management overhead reductions.

Interest Expense. For the three and nine months ended September 30, 1995, interest expense was $6.6 million and $20.5 million, including net expense of $0.3 million and $0.5 million, respectively, resulting from the interest rate swap agreements entered into during 1993 (see - "Capital Resources and Liquidity"). Interest expense decreased $2.4 million (or 26.9%) and $4.1 million (or 16.7%) for the three and nine months ending September 30, 1995 compared to 1994, due to a $1.9 million and $5.7 million interest reduction related to the conversion of the Convertible Debentures (see - "Financial Restructuring"). This reduction was offset by increased expense paid on an installment note relating to bus purchase financing entered into during mid 1994. Also offsetting the reduction is the interest component of a settlement with the Internal Revenue Service for adjustments to the 1987, 1988 and 1989 federal tax returns. The Company's weighted average interest rate on long-term debt outstanding as of September 30, 1995 was 9.9%.

Income Taxes. The Company did not provide an income tax benefit on the loss for the three months ended September 30, 1994. In addition, during the third quarter of 1994, the valuation allowance for the deferred tax asset was increased to reserve for the remaining $17.0 million deferred tax asset. Due to the uncertainty as a result of the restructuring, the Company believed it no longer met the "more likely than not" realization criteria of SFAS No. 109. In 1995, the Company will not record a profit and has not recorded any tax benefit for the nine months ended September 30, 1995.

Extraordinary Item. The Company recorded an extraordinary loss of $3.2 million during the third quarter of 1994, for the write-off of debt issue costs related to the prior credit facility.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

LABOR LITIGATION

The ATU strike resulted in certain litigation before the NLRB relating to experience-based seniority. See Note 4 to the Interim Consolidated Financial Statements for the three and nine months ended September 30, 1995, included elsewhere in this filing.

DEPARTMENT OF JUSTICE INVESTIGATION

The Antitrust Division of the DOJ has initiated an antitrust investigation to determine whether there is, has been, or may be a violation by the Company of Sections 1 and 2 of the Sherman Act by conduct or activities constituting a restraint of trade, monopolization or an attempt to monopolize. See Note 4 to the Interim Consolidated Financial Statements for the three and nine months ended September 30, 1995, included elsewhere in this filing.

OKLAHOMA SALES TAX CLAIM

In January 1991, the Oklahoma Tax Commission ("OTC") filed a proof of claim with the Bankruptcy Court in connection with the Company's Chapter 11 bankruptcy case. The claim related to sales taxes which the OTC alleged were due and owing by the Company on interstate bus tickets sold in Oklahoma. See
Note 4 to the Interim Consolidated Financial Statements for the three and nine months ended September 30, 1995, included elsewhere in this filing.

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August 1994 to May 1995, seven purported class action lawsuits and one other lawsuit were filed by purported owners of the Company's Common Stock, Convertible Debentures and Senior Notes against the Company and certain of its former officers and directors. The suits seek unspecified damages for securities law violations. In November 1994, a shareholder derivative lawsuit was filed against present directors and former officers and directors of the Company and the Company as a nominal defendant. In addition, in January 1995 the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain other parties. See Note 4 to the Interim Consolidated Financial Statements for the three and nine months ended September 30, 1995, included elsewhere in this filing.

CHRISS STREET & COMPANY, INC., ET AL V. GREYHOUND LINES, INC., ET AL

On June 12, 1995, Chriss Street & Company, Inc. and James R. Moriarty, former holders of Convertible Debentures, filed a lawsuit against the Company and Stephen M. Peck and Ernest P. Werlin seeking to invalidate the appointment of Messrs. Peck and Werlin to the Company's Board of Directors. On August 29, 1995, the parties to the litigation entered into a settlement agreement of all claims, and the litigation was dismissed by the Delaware Chancery Court. Under the settlement agreement, the challenge to the appointment of Messrs. Peck and Werlin was withdrawn, and both will continue to serve on the Company's board for the remainder of their respective terms.

OTHER LEGAL PROCEEDINGS

In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the self- retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company or its subsidiaries relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would materially exceed the amounts recorded.

ITEM 5.  OTHER INFORMATION

PUBLIC OFFERING

On July 27, 1995, the Company filed a registration statement relating to the sale of up to 10,004,144 shares of Common Stock. On September 28, 1995, the registration statement was declared effective, and on October 3, 1995, the sale was completed. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Registration Statement."

ABRAMSON RESIGNATION

On November 9, 1995, the Company announced that Herbert Abramson had resigned as a director of the Company. Mr. Abramson joined the Board of Directors in August 1994 after being nominated by the Company's largest shareholder, Connor, Clark & Company, Ltd., which sought board representation after the Company's poor financial performance during the first half of 1994. Mr. Abramson advised the Company that it was no longer necessary for him to serve as a director to protect the interest of Connor, Clark & Company, Ltd. or its clients.

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

4.3      -  First Supplemental Indenture to the Indenture between the
            Registrant and LaSalle National Bank, as Trustee.  (3)

4.4      -  Form of First Supplemental Indenture to the Indenture between the
            Registrant and Shawmut Bank Connecticut, N.A., as Trustee. (7)

4.5      -  Rights Agreement, dated as of March 22, 1994, between the
            Registrant and Mellon Securities Trust Company, as Rights Agent.
            (4)

4.6      -  Form of Promissory Note issued to holders of priority tax claims against the Registrant, including a schedule of holders of such notes and principal amounts thereof. (2)

4.7      -  Amended and Restated Loan and Security Agreement dated as of
            October 13, 1994 by and between Greyhound Lines, Inc. and Foothill Capital Corporation. (6)

4.8      -  Amendment Number One to Amended and Restated Loan and Security
            Agreement dated as of March 27, 1995 by and between Greyhound Lines, Inc. and Foothill Capital Corporation. (8)

4.9      -  Second Amended and Restated Loan and Security Agreement dated as of
            June 5, 1995 by and between Greyhound Lines, Inc. and Foothill Capital Corporation. (9)

10.1     -  Employment Agreement dated September 18, 1995 between Registrant and John Werner Haugsland. (10)

11.1     -  Computation of Registrant's earnings per share for the three and nine months ended September 30, 1994. (5)

11.2     -  Computation of Registrant's earnings per share for the three and nine months ended September 30, 1995. (10)

27       -  Financial Data Schedule as of and for the nine months ended
            September 30, 1995. (10)

--------------------------------------------------------------------------------

(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.
(2) Incorporated by reference from the Registration Statement on Form S-1 (File Nos. 33-45060-01 and 33-45060-02) regarding the Registrant's 8 1/2% Convertible Subordinated Debentures Due 2007.
(3) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-47908) regarding the Registrant's Common Stock and 10% Senior Notes Due 2001 held by the Contested Claims Pool Trust.
(4) Incorporated by reference from the Registrant's Quarterly Report on Form 8-K regarding the Rights Agreement dated March 22, 1994.
(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(6) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-56131) regarding the Registrant's Common Stock.
(7) Incorporated herein by reference from the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).
(8) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(10)     Filed herewith.

(b)  REPORTS ON FORM 8-K

     During the quarter ended September 30, 1995, the Company filed no current reports on Form 8-K with the Securities and Exchange Commission, nor was it required to do so.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 9, 1995




                                         GREYHOUND LINES, INC.

                                         By:   /s/  Steven L. Korby
                                               -------------------------
                                               Steven L. Korby
                                               Executive Vice President,
                                               Chief Financial Officer
                                               and Treasurer
                                               (Duly Authorized Officer
                                               and Principal Financial
                                               and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number
------                               Exhibits
                                     --------

10.1     -       Employment Agreement dated September 18, 1995 between
                 Registrant and John Werner Haugsland.

11.2     -       Computation of Registrant's earnings per share for the three and nine months ended September 30, 1995.

27       -       Financial Data Schedule as of and for the nine months ended
                 September 30, 1995.