Form 10-K
period 1995-12-31
GREYHOUND LINES INC
filed 1996-03-15
CIK 813040

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                  TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------------------------------------------------------------------------------
         Common Stock, $.01 par value per share                         American Stock Exchange
          10% Senior Notes, due July 31, 2001                           American Stock Exchange
8.5% Convertible Subordinated Debentures, due March 31,                 American Stock Exchange
                           2007

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of Common Stock held by non-affiliates of the registrant based on the last reported sale price of the Common Stock on the American Stock Exchange composite tape on March 1, 1996, was $203,196,084, which value, solely for the purposes of this calculation, excludes shares held by registrant's executive officers and directors. Such exclusion should not be deemed a determination by the registrant that all such individuals are, in fact, affiliates of the registrant.

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

                 CLASS OF COMMON STOCK                                OUTSTANDING AT MARCH 1, 1996
----------------------------------------------------------------------------------------------------------------
                     $.01 par value                                        58,179,326 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the definitive proxy statement for the Registrant, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated into Part III by reference.

================================================================================

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-K

                                                                                     PAGE NO.
                                                                                     --------
                                            PART I
Item 1.     Business...............................................................      1
Item 2.     Properties.............................................................      6
Item 3.     Legal Proceedings......................................................      7
Item 4.     Submission of Matters to a Vote of Security Holders....................     10
                                            PART II
Item 5.     Market for the Registrant's Common Stock and Related Stockholder
            Matters................................................................     11
Item 6.     Selected Financial Data................................................     12
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations..........................................................     14
Item 8.     Financial Statements and Supplementary Data............................     25
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...................................................     58
                                           PART III
Item 10.    Directors and Executive Officers of the Registrant.....................     59
Item 11.    Executive Compensation.................................................     62
Item 12.    Security Ownership of Certain Beneficial Owners and Management.........     62
Item 13.    Certain Relationships and Related Transactions.........................     62
                                            PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K........     65

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Greyhound Lines, Inc. and subsidiaries (the "Company") is the only nationwide provider of intercity bus transportation services in the United States. The Company currently provides scheduled passenger service to more than 2,400 destinations with a fleet of approximately 2,100 buses. The number of sales outlets increased by 50 during 1995 to approximately 1,500 sales outlets.(a) The Company also provides package express delivery service and, in certain terminals, food service.

BUSINESS STRATEGY

     In late 1994, the Company began the implementation of a "back to basics" strategy focusing on increasing revenues by improving customer service and the frequency and convenience of schedule offerings. This strategy seeks to maximize the unique value of the Company's national bus network by serving both long and short-haul markets, connecting rural and urban America and providing transportation between major cities. During 1995, the Company has further refined this strategy to build on what management believes is the Company's most significant competitive advantage: providing travel to customers when they want to travel, where they want to travel, at an affordable price. Therefore, the Company has further increased its operating capacity, schedule offerings, and telephone answering capacity, and improved pricing and schedules related to long-haul travel. The Company actively manages pricing in individual markets to enhance demand for its services while optimizing margins, and during 1995 stabilized its pricing by introducing everyday low pricing and reducing the use of deeply discounted promotional tickets. The Company's new strategy is supported by a marketing campaign that integrates advertising, public relations, sales promotion and pricing. In response to the Company's strategy, passengers carried have increased each quarter during 1995 as compared to 1994, and passengers carried for the full year of 1995 increased 1.3 million, or 8.4%, as compared to 1994. The growth in passengers is reflected in the following table:

                                              FIRST      SECOND       THIRD      FOURTH       FULL
                                             QUARTER     QUARTER     QUARTER     QUARTER      YEAR
                                             -------     -------     -------     -------     ------
    1995 Passengers Carried (000's)........   3,606       4,054       5,179       4,447      17,286
    1994 Passengers Carried (000's)........   3,467       3,784       4,692       4,006      15,949
    Percentage increase....................     4.0%        7.1%       10.4%       11.0%        8.4%

     As part of its revenue enhancement plans, the Company reestablished relations with certain regional bus carriers to improve interline service and to increase the use of shared terminals. Management is also developing programs to improve its package express delivery service through system upgrades, localized marketing strategies and price and schedule improvements. Additionally, the Company will continue its efforts to develop markets where it believes there are revenue growth opportunities, such as those along the U.S.-Mexico border and between major Hispanic population centers in the U.S.

     Many of the Company's operating expenses are fixed costs or costs that cannot be changed rapidly. For example, the costs associated with running bus miles would typically be classified as a variable cost. The Company operates approximately 86.5% of the aggregate bus miles on a regularly scheduled basis (the "base schedule offering"), approximately 10.0% of the aggregate bus miles are operated on a capacity flexible, "whenever you want to go" basis to provide service when the customer demand exceeds the base schedule offering ("extra-section miles") and the balance of the bus miles are attributable to charter, training and repositioning of equipment. When the schedules are published and the fleet and driver corps are organized

---------------

(a) In 1994, the Company disclosed the number of sales outlets as 1,700. This amount duplicated certain locations at which both Greyhound Lines, Inc. and its subsidiaries sold tickets. Further, it included certain locations which the Company served as bus stops, but at which no tickets were sold. The 1995 disclosure excludes these locations.

around the base schedule offering, the scheduled miles being run cannot be quickly reduced and, as a result, become more of a fixed cost. Accordingly, typical fixed costs such as depreciation, amortization and lease expenses related to the bus fleet and facilities, along with otherwise variable costs such as maintenance, driver operations and customer service generally do not vary proportionately with short-term changes in demand for the Company's services except to the extent that capacity flexible extra-section miles permit the adjustment of mileage-related costs. Management believes that the market requires a core offering of scheduled service and, as a result, there are limited opportunities to further reduce the Company's cost structure and that returning the Company to profitability will be principally dependent on increasing revenues. Moreover, the revenue enhancement strategy, which involves, in part, providing more convenient service over the Company's routes, the addition of new and more frequent schedules to meet customer travel preferences, as well as improvements in customer service and telephone answering, will require the Company to incur additional expenses during 1996 and future years compared to 1995 and 1994. While limited in overall scope, management is pursuing cost reduction opportunities in insurance and claims and accounting processes.

     The Company currently uses an automated system ("TRIPS") at approximately 260 terminals to sell tickets, issue daily reports of business, manage revenue and seat capacity and quote fare and schedule information. To further improve customer service, during late 1994, the Company modified its telephone answering procedures and, in May 1995, opened a new telephone center to provide more telephone-answering capacity. These improvements have resulted in an increase in the number of unique callers reaching the telephone information center from approximately 75% in October 1994, to approximately 94% in January 1995, to in excess of 98% in January 1996, and resulted in 23.6 million calls being handled in 1995 representing a 25.4% increase from the same period in 1994.

MARKETS

     Passengers. The Company's major passenger markets are large metropolitan areas, although the business is geographically fragmented with the 50 largest of its 1,500 sales outlets accounting for approximately 48% of 1995 ticket sales and the 1,000 largest origin/destination city pairs comprising approximately 36% of 1995 ticket sales. Prior demographic studies have shown that the Company's potential riders are concentrated in the northeastern, southern and industrial Midwestern United States, as well as Texas and California. The typical passenger travels to visit friends and relatives and generally has an annual income of below $35,000. Based on market studies, the Company believes its customers are price sensitive but not particularly time sensitive. In many cases, the Company's passengers report that they own automobiles considered sufficiently reliable for a trip of a similar distance. The majority of the Company's customers usually make the decision to take a trip only a short time before actually traveling and, for the most part, pay cash for their tickets on the day of departure.

     Package Express. The Company's package express delivery service primarily serves small commercial shippers that require rapid delivery of small parcels within a fairly limited geographical area. Typical shipments include car repair parts, computer parts and forms, fresh flowers, eyeglasses, medical and dental supplies, and certain pharmaceutical products. This portion of the Company's business is strongest in the southern and western regions of the United States. The Company is not a significant service provider in the document or letter delivery business. Depending on the service chosen and the distance to the receiving location, the Company's delivery time ranges from four to 48 hours. During 1995, the average parcel shipped via the Company's package express delivery service weighed 20.25 pounds and was shipped at an average sales price of $13.35 as compared to 19.14 pounds and $13.15 during 1994.

     Food Service. The Company's food service division manages facilities in approximately 200 locations, which primarily serve the Company's passengers. The operations include Company-operated facilities and contract concessionaires and range in service levels from full-service cafeterias to vending machines.

COMPETITION

     Passengers. The transportation industry is highly competitive. The Company's primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines, and in certain markets, regional bus companies and Amtrak. During the past few years, regional airlines have increased their penetration in intermediate-haul markets (400 to 1,000 miles), forcing the Company and the bus industry generally to reduce prices in these markets in order to compete. Additionally, airline discount programs may attract certain long-haul passengers from the Company. However, these lower airline fares usually contain restrictions and require advance purchase. Typically, the Company's customers decide to travel only a short time before their trip and purchase their tickets on the day of travel. The Company's everyday low pricing strategy results in "walk-up" fares substantially below comparable airline fares. In instances where the Company's fares exceed an airline discount fare, the Company believes the airline fares are more restrictive and less readily available than travel provided by the Company. In addition, the Company believes that in many cases it offers more destination choices and more convenient schedules.

     The automobile is the most significant form of competition to the Company. The out-of-pocket costs of operating an automobile are generally less expensive than bus travel, particularly for multiple persons traveling in a single car. The Company meets this competitive trend through price and convenient scheduling. To some extent, the Company is protected from the incremental economics of auto travel since many of its customers travel alone. The lack of multiple, reliable cars within a family and fear of driving alone for long distances serve to offset the reduced convenience of bus travel and the economic advantage of multi-person travel in a single car.

     Competition from regional bus companies has increased materially during the past several years and may continue to increase in the future. Price, frequency of service and convenient scheduling are the current strategies of the Company to meet this competition. Regional bus companies currently service more routes in direct competition with the Company than in the recent past. These competitors also possess operating authority for but do not currently operate over numerous routes potentially competitive to the Company. Based on market and competitive conditions, the regional bus companies could operate such routes in the future. Competition by U.S.-based bus and van operators for Spanish speaking customers is growing, particularly in states along the U.S.-Mexican border. The Company also expects significant competition from Mexican bus carriers beginning in 1997 when barriers to entry into the cross-border intercity bus market are proposed to be eliminated under the North American Free Trade Agreement. In addition to bringing new competition, the Company believes that this change will serve to increase the volume of bus travel along both sides of the border. The Company is pursuing various strategies which take advantage of this opportunity, including alliances with Mexican bus carriers as well as U.S.-based Hispanic-oriented bus companies.

     Package Express. The Company faces intense competition in its package express delivery service from local courier services, the U.S. Postal Service and overnight, express and ground carriers. The Company is attempting to stabilize its position in the industry by concentrating its efforts on telemarketing and customer service by installing a 1-800 number staffed by knowledgeable sales personnel, by improving local marketing, and by utilizing terminal managers to solicit local sales prospects and improve local operations. In addition, the Company intends to pursue consignment shipping opportunities.

     Food Service. The captive nature of the food service operations in the Company's terminals limits competition; however, in some locations proximity to fast food outlets and convenience stores can pose a competitive factor.

SEASONALITY

     The Company's business is seasonal in nature and generally follows the pattern of the travel business as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. Historically, the Company has experienced substantial seasonal variances in its cash flow. The first quarter of the year has historically produced operating losses and negative cash flows which are not offset until the third and fourth quarters when the Company's operations typically produce substantial positive cash flows.

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

WORKFORCE

     At January 31, 1996, the Company employed approximately 10,800 workers, consisting of approximately 4,200 terminal employees, 3,700 drivers, 1,000 supervisory personnel, 800 mechanics, 500 clerical workers, and 600 telephone information agents. Of the total workforce, approximately 8,100 are full-time employees and approximately 2,700 are part-time employees. Total salary and wage costs increased by 7.9% in 1995 to $230.0 million which accounted for 35% of total operating expenses in 1995.

     At January 31, 1996, 45% of the Company's employees were represented by collective bargaining agreements. The ATU represents approximately 4,180 of the Company's drivers, telephone information agents, terminal workers at two locations, and mechanics. These employees, with the exception of the terminal workers, are governed by a collective bargaining agreement that expires on January 31, 1999. The terminal workers at two locations are governed by collective bargaining agreements that expire during 1996.

     Additionally, approximately 370 mechanics and other maintenance employees in 20 locations are represented by the International Association of Machinists and Aerospace Workers (the "IAM"). The IAM-represented employees are governed by a labor contract that expires on October 1, 1996. Also, the International Brotherhood of Teamsters represents 138 terminal employees at three bus terminals. Texas, New Mexico & Oklahoma Coaches, Inc., a subsidiary of the Company, employs 138 drivers who are represented by the United Transportation Union and 42 mechanics represented by the IAM.

TRADEMARKS

     The Company has a perpetual, exclusive license to use, at no cost, the Greyhound name and trademarks and the "image of the running dog" trademarks in the United States and Mexico for travel and transportation (except by water) purposes pursuant to a trademark license agreement. These names and trademarks have substantial consumer awareness.

GOVERNMENT REGULATION

     The Department of Transportation. As a motor carrier engaged in interstate, as well as intrastate, transportation of passengers and express shipments, the Company is, and must remain, registered with the U.S. Department of Transportation (the "DOT"). Failure to maintain a satisfactory safety rating or to meet minimum financial responsibility requirements, after notice and opportunity to remedy, may result in the DOT's ordering the suspension or revocation of the registration and, hence, the right to provide transportation. The Company is subject to periodic and random inspections and audits by the DOT to determine whether the Company's drivers, buses and records are in compliance with the DOT's regulations. The DOT's regulations govern the qualifications, duties and hours of service of drivers, the standards for vehicles, parts and accessories, the maintenance of records and the submission of reports pertaining to the Company's drivers, buses and operations. The Company, from time to time, has been cited by the DOT for noncompliance with its regulations but, nevertheless, has retained a satisfactory safety rating. The DOT establishes minimum financial responsibility requirements for motor carriers; the Company has met these and has been authorized to partially self-insure its bodily injury and property damage liability (see "Insurance Coverage"). The DOT also administers regulations to assure compliance with vehicle noise or emission standards prescribed by the Environmental Protection Agency (the "EPA"). All of the buses in the Company's fleet contain engines that comply with, or are grandfathered from compliance under, EPA regulations, but, on occasion, the Company has been cited and fined for non-compliance with noise or emission standards.

     Surface Transportation Board. As a result of the Interstate Commerce Commission Termination Act of 1995, the Company is now also regulated by DOT's Surface Transportation Board (the "STB"). The STB must grant advance approval for the Company to pool operations or revenues with another passenger carrier. The STB, moreover, must authorize any merger by the Company with, or its acquisition of, another motor carrier of passengers. The Company must maintain reasonable through routes with other motor carriers of passengers, and, if found not to have done so, the STB can prescribe them. Agreements between motor carriers of passengers for their joint adoption of mileage guides, rules, divisions or general rate adjustments are subject to STB authorization and supervision.

     State Regulations. As an interstate motor carrier of passengers, the Company may engage in intrastate operations over any of its authorized routes. By federal law, states are pre-empted from regulating the Company's fares or express charges or its schedules, including the withdrawal of service over any route. However, the Company's buses remain subject to state vehicle registration requirements, bus size and weight limitations, fuel sales and use taxes and other local standards not inconsistent with Federal requirements. In some states the Company's securities issues are subject to regulation, in addition to those of the Securities and Exchange Commission.

     Other. In addition, the Company is subject to regulations under the Americans with Disabilities Act (the "ADA"), the Civil Rights Act of 1964, as amended, and the Occupational Safety and Health Act. Under the ADA, the Company will be required, at an uncertain date in the future, to make new buses accessible to disabled persons. The ADA does not require the retrofitting of existing buses with lift equipment. The DOT is currently developing regulations regarding bus access and determining whether new buses should be equipped with lift equipment or whether alternative forms of stationary terminal-based lift devices should be permitted. Following the promulgation of final regulations, which are not expected to be finalized during 1996, the Company will have two years before the new regulations become effective, at which point newly acquired buses must be accessible. The form of required access is uncertain as of the date of this filing, but the expense of compliance, once the new regulations take effect, could be material to the Company's results of operations. The Company expects that new buses with built-in lift devices will be more costly to purchase, by as much as $10,000 to $25,000 per bus, and will be more costly to maintain. Additionally, the ADA requires the Company to design its new facilities and retrofit existing facilities to eliminate barriers affecting access by handicapped persons. The Company has a program to identify and address mobility barriers at its facilities and has made, and is expected to continue to make, expenditures to address these issues.

INSURANCE COVERAGE

     The Interstate Commerce Commission (now the DOT) has granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the Company is required to maintain a tangible net worth of $10.0 million (as of December 31, 1995, the Company's tangible net worth was $129.8 million) and to maintain a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. Subsequent to the self-insurance grant by the federal government, thirty-eight states granted the Company the authority to self-insure its intrastate automobile liability exposure. The Company maintains comprehensive automobile liability and general liability insurance to insure its assets and operations subject to a $1.5 million self-insured retention per occurrence. The Company also maintains property insurance subject to a $0.1 million deductible per occurrence, and maintains workers' compensation insurance, subject to a $1.0 million deductible per occurrence.

     Insurance coverage and risk management expense are a key component of the Company's cost structure. A decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a materially adverse effect on the Company's financial condition.

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted by Company personnel, 74 locations have been identified as sites requiring potential clean-up and/or remediation as of December 31, 1995. The Company has estimated the clean-up and/or remediation costs of these sites to be $4.3 million, of which $0.9 million is indemnifiable by the predecessor owner of the Greyhound domestic bus operations, now known as The Dial Corp ("Dial"). The Company has no reason to believe that Dial will not fulfill its indemnification obligations to the Company. However, if Dial does not fulfill such obligations, the Company could have liability with respect to those matters. Additionally, the Company has been designated as a potentially responsible party by the EPA at three Superfund sites where the Company and other parties face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of the minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a $1.0 million receivable from Dial for the indemnification at December 31, 1995, including costs associated with previously remediated sites. The Company has also recorded a total environmental reserve of $4.2 million at December 31, 1995 for noncapitalizable expenses related to the sites identified for potential clean-up and/or remediation. The reserve amount for the remaining sites is based on discounted cash flows at a discount rate of 8%. Management believes that adequate accruals have been made related to all known environmental matters.

ITEM 2.  PROPERTIES

LAND AND BUILDINGS

     At January 31, 1996, the Company used 502 pieces of real property in its operations, of which 153 properties are owned and 349 are leased. Of those properties, 396 are bus terminals, 33 are maintenance facilities, and the remaining properties consist of driver dormitories, parking/storage lots, office buildings and telephone information centers. The Company's properties vary in size from approximately 100 square feet to approximately 150,000 square feet. The Company leases eight of its key facilities from Dial, seven of which are leased pursuant to a master lease agreement that expires in March 1997. Under the master lease agreement, Dial may terminate the lease as to any or all of the seven leased properties on six months' notice. The Company is reviewing the suitability of each of the remaining Dial properties and may either attempt to negotiate the purchase or re-lease of some of the facilities or find alternative locations from which to conduct business. The Company believes the current makeup of its properties is adequate for its operations, and although there is no assurance, based on its recent experience, the Company believes that it will be able to find suitable replacement properties on acceptable terms for any properties the Company chooses to replace, or which are condemned, or for which leases are not renewed or are otherwise terminated (including those properties leased from Dial).

BUSES

     At January 31, 1996, the Company operated a fleet of approximately 2,100 buses. Of those buses, approximately 800 are owned and 1,300 are leased. All but 181 of these buses were produced by one manufacturer, Motor Coach Industries International, Inc. ("MCII"). The Company must purchase at least 75% of its bus requirements, if any, from MCII pursuant to a bus purchase requirements contract that continues through March 18, 1998.

     The average age of the fleet has been reduced from 9.5 years in January 1993 to 6.8 years in January 1996. However, 30% of the Company's bus fleet remains in excess of 10 years old. While the Company could continue to use these older buses, the Company intends, over time, to replace these older, less reliable vehicles with new buses. The Company believes that newer buses, as well as older buses with newer engines, are more fuel efficient than buses with older engines. New buses are generally less costly to maintain, in part because of warranty coverage. The Company also anticipates acquiring new buses to increase the size of the fleet in order to implement its plan to increase revenues by operating additional bus miles. Due to technical design improvements and governmental regulations, the principal bus engine model used in the Company's fleet will no longer be available after 1997. In anticipation of this change, the Company expects to acquire and begin advance testing of new bus models.

     The Company expects to acquire up to 250 new buses during 1996 at an aggregate cost of approximately $62 million. Orders will be placed subject to the availability of cash from operations or financing on suitable terms. Financing may be obtained through a variety of methods, including borrowings under its credit agreement, operating and capital leases, and the possible sale of securities. While the Company believes that its available credit facility will provide the necessary funds for a significant portion of these buses and that recent operating trends will support additional financing, there can be no assurance that the Company will be able to obtain the necessary financing on suitable terms for these purposes.

ITEM 3.  LEGAL PROCEEDINGS

LABOR LITIGATION

     The ATU strike in March 1990 resulted in litigation before the National Labor Relations Board ("NLRB"). In early 1995, a settlement among the ATU, the NLRB and the Company was finalized. The settlement resulted in the dismissal of all litigation between the ATU, the NLRB and the Company, with the exception of one issue related to the Company's granting, in 1990, of experience-based seniority ("EBS") to drivers hired with previous commercial driving experience. The Company continued to litigate this issue before the NLRB. In September 1994, an Administrative Law Judge ("ALJ") of the NLRB issued a ruling finding that the granting of EBS to drivers with previous commercial driving experience constituted an unfair labor practice by the Company. The Company appealed the ALJ's ruling. In October 1995, the NLRB affirmed the ALJ's ruling. The Company opted not to appeal the NLRB's decision and in December 1995 announced that it would eliminate EBS, effective in January 1996.

     In June 1995, the Company extended an offer to over 350 post-March 1990 drivers with EBS. Pursuant to the offer, approximately 80% of eligible drivers agreed to relinquish their seniority rights in return for cash payments. In December 1995, a revised offer was made to the post-March 1990 drivers who did not accept the prior buyout. Approximately two-thirds of the remaining drivers accepted the revised offer, leaving, as of March 1, 1996, 21 post-March 1990 drivers who have not released the Company from liability as a result of their loss of EBS seniority. These remaining 21 drivers could sue the Company based on damages allegedly resulting from the loss of EBS, although to date, only one of these remaining drivers has commenced litigation. Based on an assessment of the potential liability it could face from claims by these remaining EBS drivers, the Company does not believe that any such liability exposure is material nor should it materially exceed the amounts recorded. The elimination of EBS also affected drivers hired before March 1990. However, liability to this class of drivers was resolved in the aforementioned settlement.

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

     In September 1995, the Company agreed with the DOJ to the entry of a consent decree that would end the investigation. Under the provisions of the consent decree, the Company has agreed not to enforce a provision in its bus terminal lease agreements prohibiting a tenant bus carrier from selling its tickets within 25 miles of the Company's terminal and has agreed not to adopt any comparable provision. The Company rarely enforced this lease provision and recently revised its lease agreements to eliminate the provision. The consent decree was approved by a federal district court on February 28, 1996, and is now final. The consent decree does not constitute an admission by the Company of any violation of law, liability or wrongdoing. Management of the Company believes that the consent decree will have no material impact on the Company's business, financial condition or results of operations.

OKLAHOMA SALES TAX CLAIM

     In January 1991, the Oklahoma Tax Commission ("OTC") filed a proof of claim with the Bankruptcy Court in connection with the Company's 1990 Chapter 11 bankruptcy case. That claim related to sales taxes which the OTC alleged were due and owing by the Company on interstate bus tickets sold in Oklahoma. The OTC claim involved a proposed assessment of approximately $908,000 plus additional interest from the date of the claim.

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

     Subsequent to the Supreme Court's decision, the Company's case has been remanded to the Bankruptcy Court where additional proceedings concerning the claim will be heard. In April 1995, the Company began collecting sales taxes from its customers for interstate bus tickets sold in Oklahoma. Additionally, the OTC conducted an audit for the sales taxes due for the period from August 1992 to July 1995. The Company established a reserve during 1995 for its estimate of the liability for the Bankruptcy claim and such audits. Based on an assessment of the potential liability, the Company does not believe that any such liability exposure is material nor should it materially exceed the amounts recorded. Effective as of January 1, 1996, by federal legislation, all states, including Oklahoma, are prohibited from collecting sales, use or similar taxes on interstate bus tickets.

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

     Between August and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock (defined herein), Convertible Debentures (defined herein) and Senior Notes (defined herein) against the Company and certain of its former officers and directors. The suits seek unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading.

     All the purported class action cases referred to above (with the exception of one suit that was dismissed before being served on any defendants) have been transferred to the United States District Court for the Northern District of Texas, the Court in which the first purported class action suit was filed, and are pending under a case styled In re Greyhound Securities Litigation, Civil Action 3-94-CV-1793-G. A joint pretrial order has been entered in the class action litigation which consolidates for pretrial and discovery purposes all of the stockholder actions and, separately, all of the debtholder actions. The joint pretrial order required plaintiffs to file consolidated amended complaints and excused answers to the original complaints. In July 1995, the plaintiffs filed their consolidated amended complaints, naming Greyhound Lines, Inc., Frank
J. Schmieder, J. Michael Doyle, Phillip W. Taff, Robert R. Duty, Don T. Seaquist, Charles J. Lee, Charles A. Lynch and Smith Barney Incorporated as defendants. Messrs. Lee and Lynch were subsequently dismissed from the case by the plaintiffs. In September 1995, the various defendants filed motions to dismiss plaintiffs' complaints. Also, in September 1995, plaintiffs filed a motion seeking to certify the class of plaintiffs. Both motions have been fully briefed and are pending for decision before the Court.

     In November 1994, a shareholder derivative lawsuit was filed by Harvey R. Rice, a purported owner of the Company's Common Stock, against present directors and former officers and directors of the Company and the Company as a nominal defendant. The suit seeks to recover monies obtained by certain defendants by allegedly trading in the Company's securities on the basis of nonpublic information and to recover monies for certain defendants' alleged fraudulent dissemination of false and misleading information concerning the Company's financial condition and future business prospects. The suit, filed in the Delaware Court of Chancery, New Castle County, is styled Harvey R. Rice v. Frank
J. Schmieder, J. Michael Doyle, Charles A. Lynch, Richard J. Caley, Thomas F. Meagher, Thomas G. Plaskett, Kenneth R. Norton, Robert B. Gill, Alfred E. Osborne, Jr., J. Patrick Foley, Charles J. Lee and Greyhound Lines, Inc., Civil Action No. 13854. Pursuant to a stipulation, the time for all defendants to answer, move or otherwise plead with respect to the derivative complaint is not yet due.

     In May 1995, a lawsuit was filed on behalf of two individuals, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Ohio, is styled James Illius and Teodore J. Krawec v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 1-95-CV-1140. The defendants filed a motion to transfer venue seeking to have the case transferred to the Northern District of Texas where the class action litigation is pending. In September 1995, the defendants' motion was granted and pursuant to the joint pretrial order in the class action case, the matter will be consolidated into the litigation pending before the Court in Dallas.

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

     In January 1995, the Company received notice that the Securities and Exchange Commission (the "SEC") is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its present and former officers, directors and employees and other persons. The SEC Order of Investigation (the "Order of Investigation") states that the SEC is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the SEC has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the SEC has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. In September 1995, the SEC served a document subpoena on the Company requiring the production of documents, most of which the Company voluntarily produced to the SEC in late 1994. The Company is fully cooperating with the SEC's investigation of these matters. The probable outcome of this investigation cannot be predicted at this stage in the proceeding.

OTHER LEGAL PROCEEDINGS

     In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the self-retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would materially exceed the amounts recorded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock, par value $.01 per share (the "Common Stock"), of the Company is listed on the American Stock Exchange under the symbol "BUS." The following table sets forth the high and low sale prices for the Company's Common Stock during the periods indicated as reported by the American Stock Exchange:

                                                                   HIGH        LOW
                                                                   -----       ----
        First Quarter 1994.......................................  $12 1/2     $9 1/2
        Second Quarter 1994......................................   11          6 1/4
        Third Quarter 1994.......................................    6 7/8      1 3/4
        Fourth Quarter 1994......................................    3          1 5/8

        First Quarter 1995.......................................  $ 2 3/4     $1 1/4
        Second Quarter 1995......................................    5 11/16    2 15/16
        Third Quarter 1995.......................................    5 5/16     3 1/2
        Fourth Quarter 1995......................................    4 5/8      3 5/8

        January 1, 1996 - March 1, 1996..........................  $ 4 9/16    $2 7/8

HOLDERS

     The number of shares of Common Stock outstanding as of March 1, 1996, was 58,179,326. The Company has issued 58,288,518 shares of Common Stock, of which 109,192 shares are currently held by the Company as treasury stock. As of March 1, 1996, there were approximately 12,976 recordholders of Common Stock.

DIVIDENDS

     The Company has not paid any dividends on the Common Stock in the past and does not expect to pay any dividends on the Common Stock in the foreseeable future. The indenture governing the Senior Notes (defined herein) restricts the Company's ability to pay, and the New Credit Facility (defined herein) prohibits the Company from paying cash dividends on the Common Stock. In the event the Company were not contractually prohibited from paying dividends, the holders of Common Stock would be entitled to receive dividends only when and as declared by the Board of Directors of the Company, subject to the prior rights and preferences, if any, of holders of preferred stock.

CONVERTIBLE DEBENTURES

     At December 31, 1995, the Company had outstanding $9.8 million principal amount of its 8.5% Convertible Subordinated Debentures due March 31, 2007 (the "Convertible Debentures") which are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into Common Stock at the conversion price of $12.375 per share, subject to adjustment in certain events (see Note 12 to the December 31, 1995, Consolidated Financial Statements). In December 1994, the Company completed the Tender Offer (defined herein) in which approximately $89.0 million of its Convertible Debentures were exchanged for approximately 22.8 million shares of the Company's Common Stock (see ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

ITEM 6.  SELECTED FINANCIAL DATA

     Except for "Other Data" and "Operating Data," the following have been extracted from the audited Consolidated Financial Statements of the Company for each of the respective periods. The Company's results of operations for the ten months ended October 31, 1991, are not representative of normal operations, and thus, are not comparable to its results of operations for subsequent periods due to the effects of the strike that began on March 2, 1990, and the Company's subsequent Chapter 11 reorganization. See "BUSINESS -- Reorganization under Chapter 11" included elsewhere in this filing. Additionally, as a result of the adoption of fresh start financial reporting upon emergence from bankruptcy and the consolidation, pursuant to the Company's Chapter 11 plan of reorganization, of the operations of the Company and previously unconsolidated affiliates under a centralized corporate structure, the Statement of Operations Data for the ten months ended October 31, 1991, are not comparable to the Statement of Operations Data and the Operating Data presented for later periods. Additionally, the Statement of Operations Data for the year ended December 31, 1994, includes $61.9 million in certain operating charges which may affect comparability. The following financial data, as it relates to the Company, should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "BUSINESS" and the Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries included elsewhere in this filing.

FIVE-YEAR STATISTICAL SUMMARY (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED                        TWO MONTHS   TEN MONTHS
                                                                 DECEMBER 31,                         ENDED         ENDED
                                             ----------------------------------------------------  DECEMBER 31,  OCTOBER 31,
                                                1995         1994(A)        1993          1992         1991         1991
                                             -----------   -----------   -----------   ----------  ------------  -----------
STATEMENT OF OPERATIONS DATA:
  Operating revenues........................ $   657,364   $   616,331   $   666,496   $  692,981   $  124,937    $ 609,751
Operating expenses
  Transportation services(b)................     616,991       645,761       593,501      604,094      109,888      583,968
  Depreciation and amortization.............      31,010        36,046        33,154       33,499        5,255       24,478
Interest expense............................      26,807        33,456        30,832       35,297        6,038       15,557
Reorganization costs(c).....................          --            --            --           --           --       83,150
  Income tax provision (benefit)............         374        16,862         6,253        9,142        1,580         (355)
Income (loss) before extraordinary items and
  cumulative effect of a change in
  accounting principle......................     (17,818)     (115,794)        8,594       10,949        2,176      (97,047)
Extraordinary items(d)......................          --       (38,373)          407           --           --     (249,698)
Cumulative effect of a change in accounting
  principle(e)..............................          --            --           690           --           --           --
Net income (loss)........................... $   (17,818)  $   (77,421)  $     7,497   $   10,949   $    2,176    $ 152,651
    Earnings per share of Common Stock(f):
      Primary
        Income (loss) before extraordinary
          items and cumulative effect of a
          change in accounting principle.... $     (0.33)  $     (7.58)  $      0.65   $     1.10   $     0.22          N/A
        Extraordinary items.................          --          2.51         (0.03)          --           --          N/A
        Cumulative effect of a change in
          accounting principle..............          --            --         (0.05)          --           --          N/A
                                              ----------    ----------    ----------    ---------    ---------
        Net income (loss)................... $     (0.33)  $     (5.07)  $      0.57   $     1.10   $     0.22          N/A
                                              ==========    ==========    ==========    =========    =========
      Fully diluted
        Income (loss) before extraordinary
          items and cumulative effect of a
          change in accounting principle.... $     (0.33)  $     (7.58)  $      0.65   $     0.96   $     0.22          N/A
        Extraordinary items.................          --          2.51         (0.03)          --           --          N/A
        Cumulative effect of a change in
          accounting principle..............          --            --         (0.05)          --           --          N/A
                                              ----------    ----------    ----------    ---------    ---------
        Net income (loss)................... $     (0.33)  $     (5.07)  $      0.57   $     0.96   $     0.22          N/A
                                              ==========    ==========    ==========    =========    =========

                                                                 YEARS ENDED                        TWO MONTHS   TEN MONTHS
                                                                 DECEMBER 31,                         ENDED         ENDED
                                             ----------------------------------------------------  DECEMBER 31,  OCTOBER 31,
                                                1995         1994(A)        1993          1992         1991         1991
                                             ----------    ----------    ----------    ---------   ------------  -----------
STATEMENT OF FINANCIAL POSITION DATA:
  Total assets.............................. $   480,648   $   511,449   $   541,812   $  485,936   $  480,667    $ 503,462
  Long-term debt(g).........................     172,671       197,125       260,412      290,712      269,010      290,873
  Stockholders' equity......................     149,762       153,196       152,166       52,262       41,813       39,637
OTHER DATA:
  Outstanding shares of Common Stock(f).....  58,168,126    37,458,552    14,651,154    9,911,029    9,911,026          N/A
  Number of common stockholders(f)..........      15,228        14,692        14,611       15,890       15,800          N/A
  Dividends declared per common share(f)....          --            --            --           --           --          N/A
OPERATING DATA:
  Regular service miles operated
    (millions)..............................         257           236           235          242           41          209
  Passenger miles (millions)................       5,985         5,392         5,926        5,967          989        5,394
  Load factor (% of available seats
    filled).................................        50.7          49.9          56.0         54.8         53.9         57.5
  Yield per passenger mile (cents)..........        9.36          9.61          9.45         9.73        10.26         9.39
  Passenger revenue per regular service mile
    (dollars)...............................        2.18          2.20          2.38         2.40         2.49         2.42

---------------

NOTES:

(a) The 1994 loss reflected $61.9 million in certain operating charges, including increases in insurance and legal reserves to recognize the pre-bankruptcy claims previously barred by the courts, adverse claims development in 1994, and certain litigation exposure; write-downs of real estate and other assets; costs associated with an operational restructuring; and a $17.0 million increase in the income tax provision due to the reversal of a previously recognized deferred tax benefit.

(b) Transportation services includes bus operating lease payments of $23.7 million, $22.7 million, $20.0 million, $27.8 million, and $31.8 million for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, respectively.

(c) These reorganization costs are incremental revenues and expenses related to the Company's Chapter 11 reorganization combined with the impacts of the application of fresh start reporting to record the fair value of assets and assumed liabilities of the reorganized Company.

(d) For the year ended December 31, 1994, the Company recorded an extraordinary loss of $3.6 million, of which $3.2 million related to the write-off of debt issuance costs and $0.4 million related to professional fees in conjunction with the replacement of the Company's existing credit agreement with a new credit agreement. The Company also recorded an extraordinary gain of $41.9 million for the year ended December 31, 1994, related to the conversion of $89.0 million of Convertible Debentures into Common Stock (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). The Company recorded an extraordinary loss of $0.4 million for the year ended December 31, 1993, on the write-off of debt issuance costs related to the replacement of the Company's then existing credit agreement with a new credit agreement (see Note 9 to the December 31, 1994 Consolidated Financial Statements). The Company recorded an extraordinary gain on extinguishment of debt of $249.7 million for the ten months ended October 31, 1991, related to its emergence from bankruptcy.

(e) The net impact from adoption of SFAS No. 109 (defined herein, see Note 13 to the December 31, 1995, Consolidated Financial Statements) was $0.7 million and is reported as a charge to earnings as the cumulative effect of a change in accounting principle for the year ended December 31, 1993.

(f) The completion of the tender offer portion of the Company's Financial Restructuring resulted in the issuance of approximately 22.8 million shares of Common Stock in December 1994 upon the conversion of approximately $89.0 million of Convertible Debentures into Common Stock. In January 1995, the Company issued an additional 16.3 million shares of Common Stock in connection with the consummation of the Rights Offering. The Company issued 4,000,000 shares of Common Stock on October 3, 1995 (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). The Company's stock was privately held prior to emergence from bankruptcy on October 31, 1991.

(g) The Company's long-term debt was reduced by $89.0 million in December 1994 as a result of the conversion of the Convertible Debentures to Common Stock. During December 1995, the Company repurchased $10.7 million aggregate principal amount of its 10% Senior Notes due 2001 pursuant to a put/call agreement with one of the Company's principal stockholders (see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Public Offering. The Company filed a registration statement on Form S-3 relating to the sale of up to 10,004,144 shares of Common Stock which was declared effective on September 28, 1995, and on October 3, 1995, the sale of the stock was completed. Four million shares were sold by the Company and 6,004,144 shares were sold by Motor Coach Industries Limited, a selling stockholder. The Company did not receive any portion of the proceeds from the sale of shares of Common Stock by the selling stockholder.

     Net proceeds to the Company from the sale of the 4,000,000 shares of Common Stock offered by the Company were $15.4 million. The Company used $9.7 million of the net proceeds it received to repurchase (the "Senior Note Repurchase") $10.7 million aggregate principal amount of its 10% Senior Notes due 2001 (the "Senior Notes") pursuant to a put/call agreement with one of the Company's principal stockholders. The purchase price for the Senior Notes was based on arm's-length negotiations. The Company used the remaining net proceeds from the sale of the Common Stock for general corporate purposes. Pending use, the net proceeds to the Company from the offering were invested in short-term, interest-bearing securities or were used to reduce the borrowings under the New Credit Facility (defined herein).

     Capital Structure and Leverage. The Company had $172.7 million in long-term debt outstanding (excluding $17.8 million of issued and undrawn standby letters of credit) at December 31, 1995, which primarily consisted of the Company's Senior Notes. Although the Company generally requires significant cash flows to meet its debt and other continuing obligations, the Senior Note Repurchase will reduce these requirements for the near term. After giving effect to the Senior Note Repurchase, the Company's semi-annual interest payments on the Senior Notes will be reduced from $8.2 million to $7.6 million (each January 31 and July 31). The Senior Notes sinking fund requirements for 1996, in the amount of $8.0 million, will be met through the Senior Notes repurchased in 1995 and the $1.7 million of Senior Notes which the Company owned prior to the Senior Note Repurchase. The balance of the Senior Note Repurchase will be applied to the July 1997 sinking fund payment. As a result of the application of the remaining Senior Note Repurchase, the July 1997 sinking fund payment will be reduced from $10.0 million to approximately $5.7 million. The sinking fund payment due July 1998 is $15.0 million and increases annually thereafter. The Company will also require $26.0 million in the aggregate for other debt service, $20.7 million of which is interest (including interest on the Senior Notes) and $36.8 million for bus, real estate and other operating lease obligations during 1996.

     During February 1995, in connection with the Financial Restructuring
(see -- "Financial Restructuring"), the Company pre-paid $12.9 million in bus financing to Motor Coach Industries Acceptance Corporation ("MCIAC"). The pre-payment resulted in the release of liens on 64 buses, which the Company then pledged as collateral under the New Credit Facility (defined herein). Aggregate amounts outstanding to MCIAC were $6.7 million as of December 31, 1995.

     In July 1995, the Company issued 415,044 shares of Common Stock to participants in the Company sponsored 401(k) cash or deferred retirement plans that cover substantially all of its ongoing salaried, hourly and represented employees.

     Liquidity. Operating cash flows, together with cash from financing activities, seasonal revolving credit borrowings and sales of assets, historically have been sufficient to fund the Company's operations and investing activities which consist primarily of capital expenditures for new bus acquisitions, systems development costs and, where appropriate, facilities replacements or upgrades. For the year ended December 31, 1995, operating activities provided net cash of $29.5 million. However, during each year, the seasonal fluctuations in the Company's cash flows can be significant. Typically, cash flow for the first quarter of the year is negative, and is not offset until the third and fourth quarters, which typically produce substantial positive cash flows. The net cash required for financing activities, as well as cash required for investing activities, were funded by cash provided by operating activities, proceeds from the issuance of common stock, proceeds received from the Rights Offerings (see -- "Financial Restructuring"), and the sale of surplus assets. At December 31, 1995, the Company had cash and cash equivalents of $3.5 million and $34.7 million in available borrowing capacity under the New Credit Facility (defined herein) for general purposes. Additionally, the Company had sufficient unpledged collateral which could be pledged under the terms of the New Credit Facility to increase total available borrowing capacity to $51.7 million.

     The Company is party to two floating rate interest rate swap agreements. In October 1994, the agreements were amended to lock in future payments under the agreements until maturity in July 1998. The net result of the amendments is that these swaps will not be subject to interest rate risk. Under the amendments, the Company will be required to pay $5.8 million in total from December 31, 1995 through the remaining term of the five-year agreements. The Company has collateralized its payment obligations under the amended agreements with a $1.1 million letter of credit and liens on six pieces of Company-owned real property. The Company is currently in negotiations with the counterparty to reduce collateral requirements for 1996 and beyond.

     During October 1994 as part of the Financial Restructuring
(see -- "Financial Restructuring"), the Company entered into a revolving credit facility (the "Credit Facility") with Foothill Capital Corporation ("Foothill"), which replaced the Company's prior bank facility. At the time of the Financial Restructuring, the Credit Facility provided for revolving loans and letters of credit and/or letter of credit guarantees of up to $35.0 million.

     In June 1995, the Company renegotiated its Credit Facility (the "New Credit Facility"). The New Credit Facility provides for revolving loans, letters of credit and letter of credit guarantees up to a maximum commitment of $73.5 million. As of December 31, 1995, there were approximately $17.8 million in issued and undrawn standby letters of credit outstanding under the New Credit Facility, and no revolving borrowings outstanding under the New Credit Facility. Syndication commitments under the New Credit Facility, including Foothill's commitment as the lead agent, total $70.0 million at March 1, 1996. Availability under the New Credit Facility is limited to the aggregate of the following: (1) revolving advances of up to $3.5 million based on a formula of certain eligible accounts receivable; (2) revolving advances of up to $44.5 million (the "Fixed Asset Advances") based on the value of certain fixed asset collateral pledged to Foothill; and (3) a bus purchase facility of up to $22.0 million (the "Bus Purchase Facility"). Borrowings under the New Credit Facility mature on May 31, 1998, although availability under the Fixed Asset Advances will be subject to quarterly reductions after April 1996, unless additional collateral is pledged. The New Credit Facility is secured by liens on substantially all the assets of the Company, excluding real estate purchases and new bus purchases that are specifically pledged to support borrowings under the Bus Purchase Facility. The New Credit Facility allows the Company to dispose of certain non-core real estate properties. In addition, non-bus capital expenditures are limited to $25.0 million annually with no spending limitations on bus purchases as long as financed through debt, or operating or capital leases with maturities of no less than five years. The Company is currently completing negotiations to increase the commitments under the New Credit Facility to $80.0 million and extend the agreement to January 15, 1999. The Company expects to successfully complete these negotiations by April 1996.

     The New Credit Facility is subject to financial covenants, including maintenance of a minimum net worth and an agreed ratio of cash flow to interest expense. At December 31, 1995, the Company was in compliance with these covenants. In addition, the New Credit Facility provides for a reduction in interest rates if certain ratio levels of cash flow to interest expense, in excess of a minimum, are achieved. As of December 31, 1995, the Company had exceeded the first threshold level and, as a result, the applicable interest rate on any borrowings under the New Credit Facility will be reduced from 2.0% above the prime rate to 1.75% above prime effective February 1, 1996.

     The Company has embarked on an aggressive risk reduction and claims reduction program. Due to a decrease in the pending inventory of claims, certain insurance carriers have reduced their collateral and security requirements for previous years' claims, which resulted in a return of collateral and security to the Company of approximately $8.5 million during April 1995 and approximately $14 million during December 1995. Nevertheless, a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing its collateral requirements, could have a material adverse effect on the future liquidity and operations of the Company.

     During the Company's bankruptcy in 1990, certain funds were set aside to cover claims arising under the Interstate Commerce Commission (now the DOT) Trust Fund. Those claims have been concluded, and a final distribution has been made to the claimants. The Interstate Commerce Commission Trust Fund was collateralized with a $2.0 million letter of credit which was released to the Company during September 1995.

  Pension Plan Status.

     Funding Requirements. The Company has five defined benefit pension plans. The most significant plan is the Greyhound Lines, Inc. Retirement and Disability Trust (the "ATU Plan") which covers approximately 17,000 current and former employees, primarily drivers, fewer than 1,500 of whom are active employees as of December 31, 1995. The ATU Plan was closed to new participants in November 1983 and, as a result, over 79% of the participants are 50 or more years old. For financial reporting and investment planning purposes, the Company uses a mortality table that closely matches the actual experience related to the existing participant population.

     In December 1994, the Congress passed the General Agreement on Tariffs and Trade ("GATT") legislation. Included in this bill was a specification that Employee Retirement Income Security Act of 1974, as amended ("ERISA") funding requirements for pension plans be calculated using a specific actuarial mortality table ("GATT-specified table"). This GATT-specified table differs significantly from the table the Company has been using to value the pension liabilities for financial reporting purposes. If the Company is required to measure the pension liability, for ERISA funding purposes, utilizing the GATT-specified table, it will be required to begin making contributions to the ATU Plan at some time after 1997 in annual amounts potentially ranging from $2.3 million to $19.8 million. Management believes, however, that the ATU Plan is currently adequately funded to meet the future benefit obligations. If the Company is required to measure ERISA funding requirements using the GATT-specified table, the Company believes that the ATU Plan will be over-funded on an actual basis. Additionally, the ATU Plan documents provide that if the Company is required to make contributions, benefits will be frozen and active participants will not accrue any further benefits for continued service. This freeze could contribute to further over-funding since the earnings on the assets that are normally applied to fund current service accruals would be entirely applied to increase the funding levels of the ATU Plan. If the ATU Plan is over-funded, the excess assets cannot be returned to the Company.

     The Company is exploring whether it may be able to obtain general or specific relief from this requirement.

     Pension Plan Accounting Treatment. In addition to the potential impact on the Company's cash flow due to funding requirements, the ATU Plan represents a potential risk to the Company's compliance with the minimum net worth covenant in the New Credit Facility, particularly due to the size of the ATU Plan liabilities ($701.8 million at December 31, 1995) relative to the Company's net worth. Generally accepted accounting principles, which are different from ERISA funding requirements, require that if the liabilities of a pension fund exceeds its assets, a reduction in stockholder's equity be taken for the amount that liabilities exceed assets for any particular pension plan. At December 31, 1995, the ATU Plan's assets exceed the liabilities by $48.3 million, as measured for accounting purposes. A substantial further decline in market interest rates, among other factors, could result in the ATU Plan's liabilities exceeding the ATU Plan's assets as measured for accounting purposes. Additionally, in the event that the ATU Plan's liabilities exceed assets, the prepaid pension asset related to the ATU Plan ($23.8 million at December 31, 1995) would be reversed and stockholder's equity would be reduced by this amount, as well. There is no cash impact of such an event. Although management feels that it is unlikely that events would require the Company to record such a charge to equity, if the Company were required to record a substantial reduction to equity due to the above described pension accounting requirements, it could reduce the Company's net worth below the minimum covenant levels. In such an instance, the Company would seek a waiver for the minimum net worth requirement to the extent that it is caused by a reduction to stockholder's equity related to the ATU Plan.

     The determination of the requirement of a reduction to stockholder's equity is made on a plan by plan basis. Stockholder's equity reflects a reserve of $3.6 million related to the Greyhound Lines, Inc. Salaried Employees' Defined Benefit Plan (the "Salaried Plan"). The related size of the Salaried Plan ($36.7 million in plan liabilities at December 31, 1995) does not present substantial risk to the Company's net worth.

     Capital Expenditures. The Company's operations require significant annual capital and maintenance expenditures related to the Company's bus fleet, properties and systems software. For the year ended December 31, 1995, the Company's capital expenditures totalled $46.4 million, of which $31.4 million related to the purchase of buses. During June and July 1995, the Company took delivery of 102 new buses from MCII. These buses were initially subject to a month-to-month operating lease but were purchased by the Company during December 1995. The Company intends to sell and lease back these buses during the first half of 1996. The Company also took delivery of and purchased 13 buses from MCII in September 1995, and an additional 10 buses in December 1995. These twenty-three buses were sold and leased back by the Company in December 1995 for net proceeds of $6.2 million.

     The average age of the bus fleet increased to 6.7 years at December 31, 1995 compared to 6.4 years at December 31, 1994, a change the Company believes is immaterial. As of December 31, 1995, approximately 30% of the Company's bus fleet was more than 10 years old compared to 32% at December 31, 1994. The Company's experience indicates that as the age of its fleet increases, the dependability and quality of service declines, which may make the Company less competitive. While the Company could continue to use older buses, the Company intends, over time, to replace older, less reliable vehicles with new buses. As a result, during 1996 the Company expects to retire 212 buses that are 10 or more years old. To replace these buses and to support the planned increase in the size of the bus fleet, the Company expects to acquire up to 250 new buses in 1996 at an aggregate cost of approximately $62 million. The Company intends to finance these purchases through cash flows from operations, operating leases and vendor financing. Management believes that a continuing significant delay in acquiring these new buses could adversely affect future operations due to the higher operating costs associated with operating older buses and the inability to implement fully the Company's plans to increase total bus miles.

     The Company's ability to finance these and other capital expenditures and to meet its other financial obligations will depend on the Company's future operating performance, which will be subject to financial, economic, legal and other factors affecting the business and operations of the Company, many of which are beyond its control. Although cash flows from operating activities and the New Credit Facility are expected to be sufficient to make a portion of the Company's planned expenditures, the Company's operating strategy will depend on the availability of additional sources of financing, such as operating and capital lease financing or funds provided through sales of assets or sales of securities. There can be no assurance that the Company will be able to obtain financing on suitable terms for these purposes.

     Certain Contingencies. The Company is subject to various contingencies that could affect its liquidity position in the future. See "ITEM 3. LEGAL PROCEEDINGS."

FINANCIAL RESTRUCTURING

     During the fall of 1994, the Company initiated a comprehensive change to its capital structure (the "Financial Restructuring"). The Financial Restructuring was completed in January 1995 and consisted of (i) the execution of the Credit Facility; (ii) the conversion of $89.0 million in aggregate principal amount of the Convertible Debentures into shares of Common Stock; and
(iii) a rights offering (the "Rights Offering") to the Company's stockholders of the opportunity to subscribe for and purchase 16.3 million new shares of Common Stock for a total consideration of $35.0 million.

1995 AND 1994 RESULTS OF OPERATIONS

     The Company's business is seasonal in nature and generally follows the pattern of the travel business as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. Historically, the Company has experienced substantial seasonal variances in its results of operations with the third quarter, which includes the summer peak travel season, providing the largest contribution to the

Company's annual operating income. The second and fourth quarters generally reflect a net loss or reduced income, and the first quarter is typically a loss period. However, primarily due to weak demand for the Company's passenger service throughout 1994 and certain operating charges, the Company experienced a significant loss during each quarter of that year.

     The following table presents certain of the Company's consolidated operating statistics for the three and twelve months ended December 31, 1995 and 1994:

                                               THREE MONTHS ENDED        TWELVE MONTHS ENDED
                                                  DECEMBER 31,               DECEMBER 31,
                                             ----------------------    ------------------------
                                               1995         1994          1995          1994
                                             ---------    ---------    ----------    ----------
    Regular Service Miles (000)............     64,691       58,219       256,683       235,786
    Total Bus Miles (000)..................     65,338       58,723       259,746       238,457
    Passenger Miles (000)..................  1,524,019    1,290,888     5,985,025     5,392,290
    Available Seat Miles (000).............  2,975,786    2,678,074    11,807,418    10,806,690
    Passengers Carried (000)(a)............      4,447        4,006        17,286        15,949
    Average Trip Length (miles)(a).........        343          322           346           338
    Load Factor (% of available seats
      filled)..............................       51.2         48.2          50.7          49.9
    Yield (Passenger Revenue Per Passenger
      Mile) (cents)........................       9.28         9.44          9.36          9.61
    Passenger Revenue Per Regular Service
      Mile (dollars).......................       2.19         2.09          2.18          2.20
    Total Operating Revenue per Total Bus
      Mile (dollars).......................       2.53         2.48          2.53          2.58
    Total Operating Expense per Total Bus
      Mile (dollars).......................       2.50         3.13          2.49          2.86
    Cost per Total Bus Mile (cents):
      Maintenance..........................       26.5         32.0          26.4          30.8
      Transportation.......................       60.0         57.9          60.4          56.1
      Insurance and Safety.................       19.6         62.7          20.3          34.7
    Station Costs as a % of Total
      Revenue(%)...........................       19.8         20.6          19.1          19.4

---------------

(a) See Operating Revenues for discussion of 1994 restatements

     Charges to 1994 Results of Operations. The results of operations for the year ended December 31, 1994, include certain operating charges of $61.9 million, an interest expense adjustment of $0.4 million, a tax expense adjustment of $17.0 million and an extraordinary gain of $38.4 million. The inclusion of these items in the 1994 results of operations affects the comparability to the 1995 results of operations. To facilitate comparison, the significant items that comprise these adjustments are discussed in the affected expense categories below.

     Operating Income (Loss). Operating income for 1995 was $9.4 million compared to an operating loss of $65.5 million for 1994. Operating revenues increased $41.0 million (or 6.7%) for 1995, while operating expenses decreased $33.8 million (or 5.0%) for 1995, compared to 1994. The operating loss for 1994 included $61.9 million of certain operating charges including: write-down to the expected market value of certain real estate assets which were expected to be classified as surplus, charges to reflect the payment of pre-1991 claims that the Bankruptcy Court allowed notwithstanding that those claims previously had been barred by the court, adverse claims development in 1994, certain litigation exposure and costs related to the Company's strategic and operational reorganization.

     Operating Revenues. Passenger service revenues increased $41.8 million (or 8.1%) for the twelve months ended December 31, 1995, compared to the same period in 1994, due to increased ridership. The following chart reflects the increase in Passenger revenues by quarter for 1995 compared to the prior year:

                                            FIRST     SECOND      THIRD     FOURTH      FULL
                                           QUARTER    QUARTER    QUARTER    QUARTER     YEAR
                                           -------    -------    -------    -------    -------
    1995 Passenger Revenue (000's).......  109,454    136,663    172,715    141,407    560,239
    1994 Passenger Revenue (000's).......  110,841    126,336    159,359    121,895    518,431
    Percentage increase (decrease).......     (1.3)%      8.2%       8.4%      16.0%       8.1%

     The number of passengers carried increased 8.4% for 1995 compared to 1994. Management believes the increase in ridership resulted from the introduction of everyday low pricing, improvements in handling customer telephone calls and more convenient bus schedules. Although the short-haul business has increased, the everyday low pricing strategy had a more significant impact on long-distance travel producing a 2.4% increase in average trip length for 1995. The Company expects the trends of increasing ridership and longer average trip lengths to continue in 1996, as well.

     Also contributing to higher passenger revenues was an improvement in interline activity, which reflects an increase in the number of tickets being sold by other carriers for all or a portion of the travel occurring over the routes of the Company. The Company expects improvements in its interline relationships to continue. The statistical information for 1994 has been restated from that previously published.

     Package express revenues declined $4.5 million (or 11.3%) in 1995 compared to 1994. Package express revenues continued to decline throughout 1995 reflecting the impact of reductions in routes and terminal hours which were made in 1994. These reductions resulted in decreased convenience and level of service for the package express customers. As a result, many customers discontinued the use of the Company's package express service during late 1994 and early 1995 and began using competitors' services. In an effort to reduce this revenue decline, the Company has made improvements to its service levels in the package express business by increasing hours and providing more convenient schedules to its customers.

     Other operating revenues increased approximately $4.6 million (or 12.4%) for 1995 compared to 1994 due primarily to an increase in interest income, which comprises 16.8% of other operating revenues. As a result of higher interest rates during 1995, interest earned on the Company's deposits increased. Prepaid ticket order revenue has also increased.

     Operating Expenses. Total operating expenses decreased $33.8 million (or 5.0%) for 1995 compared to 1994. Regular service miles operated in 1995 compared to 1994 increased by 20.9 million miles (or 8.9%). Operating expenses for 1994 included a total of $60.1 million of the certain operating charges discussed above.

     Maintenance costs for 1995 decreased $4.9 million to $68.5 million. A primary reason for the decrease compared to 1994 were certain operating charges of $3.8 million taken in 1994, in part, to reserve for the increased costs of environmental remediation. The remainder of the decrease relates to savings realized in building-related costs (repairs, utilities, etc.) due to the closure of several garages in 1994 and the closure of the New York City garage in January 1995. The impact of these savings was to reduce costs, in spite of the increase in miles operated and the slight increase in the average age of the fleet from 6.4 years at December 31, 1994, to 6.7 years at December 31, 1995. As a result, maintenance expenses decreased to 26.4 cents per mile in 1995 versus
30.8 cents per mile in 1994, as reported, or 29.2 cents per mile in 1994, excluding the $3.8 million in certain operating charges. Maintenance costs, on a per mile basis, during the first six months of 1996 may exceed current levels due to the Company's efforts to accelerate engine changes during this off-peak season for buses that are projected to have engine failures during the busy summer period, when seasonal demands require high utilization of the entire bus fleet.

     Transportation expenses increased $23.1 million (or 17.3%) in 1995 compared to 1994, due in part to an increase of 21.3 million (8.9%) bus miles operated. On a comparable cost-per-mile basis, the added miles represented approximately $11.9 million of the increase. The remainder of the increase is due to increases in the year-over-year cost-per-mile for transportation expenses, which increased from 56.1 cents per mile in 1994 to 60.4 cents per mile in 1995. The increase in the cost per mile reflects a contractually specified increase in drivers' wages, an increase in room rents due primarily to limited availability of the new New York Dormitory, and increased driver hiring and training due to the greater schedule offerings in 1995. Driver hiring and training contributed $4.9 million to the variance for the year ended December 31, 1995, compared to the same period in 1994.

     Agents' commissions and station costs increased $6.2 million (or 5.2%) in 1995 compared to 1994. The Company handled 4.8 million (or 25.4%) more telephone calls in 1995 than in 1994. The Company achieved the improved call handling by opening a new telephone center and improving staffing levels in its other center. As a result, telephone information salaries and communication costs reflect $2.9 million of the increase in this expense category. Ticket commission expenses have increased due to the general increase in sales compared to 1994 and the conversion of 65 company-operated facilities to commission agencies. Although the ticket commission expense increased as a result of these conversions, it was offset by a related decrease in payroll, facility costs, utilities and supplies since those became the responsibility of the agent upon conversion. Interline commissions paid have also risen due to an increase in the number of interline tickets honored by the Company in 1995. During 1994, certain operating charges of $1.3 million were recorded in agents' commission and station costs which relate primarily to the writeoff of certain receivables.

     Marketing, advertising and traffic costs decreased $10.9 million (or 30.0%) in 1995 compared to 1994, due primarily to a planned spending reduction in 1995 in direct advertising expenditures. Management plans an increase in advertising spending in 1996 compared to 1995 principally to cover an increase in advertising rates, as well as, the impact of a full year of advertising in 1996 in contrast to 1995 which reflected very little advertising spending during the first quarter.

     Insurance and safety costs decreased $30.0 million (or 36.2%) in 1995 compared to 1994. The decrease is primarily due to certain operating charges in 1994 of $30.7 million which related primarily to charges recorded to increase reserve levels for bankruptcy claims previously considered barred and adverse claims development in 1994. Baggage claims expense decreased by $1.7 million in 1995 compared to 1994, due to a new baggage handling policy put into place in October 1994 which has reduced the number of baggage claims and also the payout on baggage claims. The automobile and general liability expense increased due to the additional claims exposure related to the increased miles operated, as well as to the impact of a change in the Company's claims management strategy. A significant component of the claims management strategy is to settle claims more quickly. This strategy is expected to reduce insurance claims expense for automobile and general liability over the longer term. Additionally, the Company has begun the implementation of a safety and loss reduction program that management believes will generate additional savings over the longer term. However, management continues to monitor trends in exposure and to review the adequacy of related reserves in light of any changes in exposure or claims experience.

     General and administrative expenses increased $0.7 million (or 1.0%) in 1995 compared to 1994, due in part to a $2.3 million accrual for expense related to the Company's management incentive plan in 1995. There was no similar expense recorded during 1994. Also, pension income was $3.6 million (or 62.8%) lower in 1995 than in 1994. Further, accounting salaries increased in 1995 compared to 1994 due to the increased use of temporaries and increased headcounts. Partially offsetting these increases was a decrease in group insurance expenses over 1994 due to a reduction in both the employee- and Company-related portions of these expenses, and a decrease in legal expenses of $3.9 million due to reduced outside counsel fees in 1995.

     Depreciation and amortization decreased by $5.0 million (or 14.0%) in 1995 compared to 1994, primarily due to an operating charge of $7.0 million taken in 1994 to recognize impairment of certain operating facilities which were less than fully utilized. This favorable variance is partially offset by a full year of depreciation in 1995 on 151 buses purchased in mid-1994. In addition, during the fourth quarter of 1995 a $2.1 million charge was recorded to write down to realizable value some older, high maintenance buses and certain real estate which will be sold.

     Operating taxes and licenses increased $0.7 million (or 1.5%) in 1995 compared to 1994, in part, as a result of a reserve recorded in the first quarter of 1995 for past sales taxes potentially owed on interstate bus tickets sold in Oklahoma. Payroll-related taxes have increased in 1995 due primarily to increased driver and telephone center headcounts. Fuel and oil taxes have increased in 1995 compared to 1994 due to the increase in miles run by the Company. These increases were partially offset by a decrease in real estate taxes due to the closure of the New York City garage in early January 1995, a lower valuation of the Chicago maintenance facility for property tax purposes, and a refund received from New York for a settlement of property taxes.

     Operating rental expense decreased $0.4 million (or 0.8%) in 1995 compared to 1994, primarily due to the closing of several maintenance facilities. This decrease was partially offset by an increase in station rents, primarily for the New York terminal where the Company pays a portion of its rent based on ticket sales which were up 29.0% over 1994 levels. Casual rents for buses increased $0.9 million due to the increased ridership during peak periods. Operating rental expense for leased buses was $23.7 million for 1995 and $22.7 million for 1994.

     Other operating expenses decreased $9.9 million (or 60.2%) in 1995 compared to 1994. Included in 1994 are certain operating charges of $11.3 million, which relate to a $4.5 million write-down taken to reflect the expected market value of real estate properties which were not being utilized by the Company and were expected to be sold. Additionally, the Company reevaluated all software and systems on its books. This reevaluation resulted in $2.9 million in charges to write-off certain systems which, due to operational changes in 1994, have limited or no functionality. In late 1994, the Company also discontinued use of the VORAD radar detection system because an extensive investment would have been required to upgrade and maintain its effectiveness. Additionally, other operating expenses in 1995 were reduced by a $1.2 million gain on the repurchase of the Senior Notes.

     Interest Expense. For the year ended December 31, 1995, interest expense was $26.8 million compared to $33.5 million in 1994. Interest expense included net expense of $0.7 million in 1995 and net savings of $0.7 million in 1994 resulting from the interest rate swap agreements entered into during 1993
(see -- "Capital Resources and Liquidity"). Interest expense decreased $6.6 million (or 19.9%) in 1995 compared to 1994, due to a $7.6 million interest reduction related to the conversion of the Convertible Debentures (see -- "Financial Restructuring"). This reduction was offset by increased expense paid on an installment note relating to bus purchase financing entered into during mid-1994. Also offsetting the reduction is the interest component of a settlement with the Internal Revenue Service for adjustments to the 1987, 1988 and 1989 federal tax returns. The weighted average of the Company's effective interest rates on long-term debt outstanding as of December 31, 1995, was 12.65%.

     Income Taxes. During the third quarter of 1994, the valuation allowance for the deferred tax asset was increased to reserve for the remaining $17.0 million deferred tax asset. Due to the uncertainty as a result of the restructuring, the Company believed it no longer met the "more likely than not" realization criteria of SFAS No. 109. In 1995, the Company did not record any tax benefit. The income tax expense for 1995 results from the settlement of the 1987 through 1989 IRS audit and state income taxes.

     At December 31, 1995, the Company's net deferred tax assets total $32.9 million, less a valuation allowance of the same amount. Future use of the deferred tax asset would normally reflect the recognition of tax expense and an equal benefit due to the reversal of the valuation allowance, resulting in no net impact to the Company's net earnings. However, $4.9 million of the deferred tax asset arose prior to the fresh start date and, as a result, the reversal of the related valuation allowance will increase capital in excess of par, rather than reduce tax expense.

     The Financial Restructuring at December 31, 1994, resulted in an ownership change, as defined under Section 382 of the Internal Revenue Code (the "Code"). The provisions of the Code, as they apply to the Company, require that an annual limitation be placed on the amount of net operating loss ("NOL") existing at December 31, 1994, which may be utilized. Consequently, the Company's NOL carryforwards from 1994 and prior tax years are now subject to an annual limitation of $2.1 million. Any unused portion of the current annual limitation may be carried forward to the following year. As a result, the Company had $31.5 million in NOL carryforwards available at December 31, 1994. The Company estimates a NOL for 1995 of $28.5 million. None of the 1995 NOL is subject to limitation under Section 382. The Company will also carry forward the unused 1995 annual limitation of $2.1 million from the 1994 NOL carryover. The Company now has

$60.0 million in NOL carryovers to 1996, $29.4 million of which is subject to the annual $2.1 million limitation.

     Extraordinary Item. The Company recorded an extraordinary loss of $3.2 million during 1994, for the write-off of debt issue costs related to the prior credit facility, and an additional $0.4 million of extraordinary loss for professional fees related to the Financial Restructuring. The extraordinary loss was offset by a $41.9 million extraordinary gain on the conversion of the Convertible Debentures to Common Stock recorded in the fourth quarter of 1994.

1994 AND 1993 RESULTS OF OPERATIONS

     For 1994, the Company had an operating loss of $65.5 million, which included $61.9 million in certain operating charges, compared to $39.8 million in operating income for 1993. Those charges related to the write-down to the expected market value of certain real estate assets which were expected to be classified as surplus, charges to reflect the payment of pre-1991 claims that the Bankruptcy Court allowed notwithstanding that those claims previously had been barred by the court, adverse claims development in 1994, certain litigation exposure, and costs related to the Company's strategic and operational reorganization. In addition, in the third quarter of 1994, the Company recorded a noncash, non-operating charge when it fully reserved its $17.0 million deferred tax asset. The Company also incurred a $3.6 million extraordinary loss for the write-off of deferred financing charges related to the prior credit agreement, which the Company refinanced in October 1994. That extraordinary loss was offset by a $41.9 million extraordinary gain resulting from the conversion of $89.0 million of Convertible Debentures in the Financial Restructuring.

     Operating Revenues. Regular route revenues declined $41.5 million (or 7.4%) in 1994 compared to 1993. Overall demand for the Company's passenger service declined as reflected in a decrease in passengers carried of 0.5 million (or 3.0%) in 1994 compared to 1993. In an effort to increase ridership, under previous management, an aggressive advertising campaign offering discounted fares was initiated early in 1994 which continued through the third quarter. Although ridership began to increase, the lower fares resulted in lower yields (revenue per passenger mile) and did not produce revenue equal to the prior year.

     Package express delivery service revenues declined $7.7 million (or 16.0%) in 1994 compared to 1993. Package express revenues continued to decline in 1994 due to intense competition in the package express delivery service business from overnight carriers and the de-emphasis by the Company of this service.

     Food services revenues increased $0.4 million (or 1.9%) in 1994 compared to 1993. However, cost of goods sold for food services also increased $0.8 million (or 6.7%) in 1994 compared to 1993. In 1994, the Company opened new locations and closed non-profitable locations. Additionally, in an effort to gain control over the quality of service provided in the terminals, the Company converted 34 locations, during 1992 through 1994, from agent-operated to Company-operated locations.

     Operating Expenses. Total operating expenses increased by $55.2 million (or 8.8%) in 1994 compared to 1993.

     Despite a slight increase in regular service miles operated for the year, maintenance costs continued to decline in 1994 as a result of a reduction of fleet age, successful efforts to reduce overhead including downsizing certain garage locations to service islands, and increased training and more efficient use of maintenance personnel. The decrease in maintenance expenses was partially offset by $3.8 million in certain operating charges.

     Transportation costs showed only a slight increase of $0.5 million in 1994 compared to 1993 due primarily to an increase in drivers' wages.

     Agents' commissions and station costs decreased $2.8 million primarily due to decreased ticket commissions and salaries. Ticket commissions decreased primarily due to a decrease in ticket sales and the conversion of certain terminals operated by independent contractors to Company-operated terminals during 1993. During 1993, 107 terminals were converted to Company-operated terminals. During 1994, the Company returned 22 of the smaller locations to agent-operated terminals when it was determined that the conversion process was no longer profitable at the smaller locations. Also, salaries decreased as a result of the Company's elimination of certain field management positions in a continuing effort to reduce overhead. These decreases in costs were partially offset by $1.3 million in certain charges primarily due to the write-off of certain receivables.

     Marketing expenses increased $8.0 million in 1994 compared to 1993. Advertising expense for the year ended December 31, 1994, was $24.4 million which was a $5.5 million increase compared to 1993. An aggressive advertising campaign was initiated in the first quarter of 1994 in an effort to improve traffic following the California earthquake and severe winter weather in the Northeast, and in response to the generally weak demand for the Company's passenger services. This advertising campaign continued into the third quarter. Also, communication costs related to TRIPS increased $1.9 million because TRIPS was operational for a full year in 1994 and only on a limited basis in 1993. In addition, approximately 20 manual field locations were converted to TRIPS sites.

     Insurance and safety costs increased $31.6 million in 1994 compared to 1993. This increase was primarily due to certain operating charges of $30.7 million which adjusted insurance reserves to recognize the pre-bankruptcy claims previously barred by the courts and adverse claims development in 1994. Charges were also included to reflect other potential legal exposures.

     General and administrative expenses increased $3.2 million in 1994 compared to 1993. This is due to an increase in salaries as a result of severance packages and overall wage increases resulting from moving the Company's accounting center from West Des Moines to Dallas. Additionally, information systems costs have increased as TRIPS was functional for a full year in 1994 and only a partial year in 1993 which increased equipment lease costs and usage fees. Offsetting these increased expenses is a net $3.6 million increase in pension income as compared to 1993.

     Depreciation and amortization costs increased $2.9 million in 1994 compared to 1993. Excluding charges of $7.0 million, depreciation expense decreased $4.1 million resulting from fewer buses owned than in the prior year due to sale/leaseback transactions. The $7.0 million was recorded to recognize impairment of certain properties which are less than fully utilized.

     Operating rents increased $3.0 million in 1994 compared to 1993, caused primarily by the increase in leased bus rental expense relating to the sale/leaseback of 319 buses in December 1993 and 125 buses in March 1994. Operating rental expense for leased buses for the years ended December 31, 1994 and 1993, was $22.7 million and $20.0 million, respectively, excluding casual rents and other short-term leases during peak periods.

     Other operating expenses increased $9.4 million in 1994 compared to 1993 primarily due to certain operating charges. These charges included $4.5 million in write-downs taken to reflect the expected market value of real estate properties which were no longer being utilized by the Company and which were expected to be sold. Additionally, the Company reevaluated all software and systems on its books. This reevaluation resulted in $2.9 million in charges to write-off certain systems which, due to current year operational changes, have limited or no functionality. In late 1994, the Company discontinued use of the VORAD radar detection system because an extensive investment would have been required to upgrade and maintain its effectiveness.

     Expenses of $2.5 million were recorded during 1994 related to the Company's strategic and operational reorganization. This amount consists primarily of severance costs related to management overhead reductions.

     Interest Expense. For the year ended December 31, 1994, interest expense was $33.5 million compared to $30.8 million in 1993. Interest expense included net savings of $0.7 million in 1994 and $1.4 million in 1993 resulting from the interest rate swap agreements entered into during 1993. The Company amended its two remaining interest rate swap agreements on October 6, 1994, to lock in the future payments under the agreements until maturity in July 1998. The net result of the amendments is to ensure that these swaps will not be subject to interest rate risk. Consequently, should interest rates increase, the Company's payments under the agreements would not be adversely affected. Conversely, should interest rates decline, the Company would not receive any benefit.

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

     At December 31, 1994, the Company's net deferred tax assets totaled $24.9 million, less a valuation allowance of the same amount. Future use of the deferred tax asset would normally reflect the recognition of tax expense and an equal benefit due to the reversal of the valuation allowance, resulting in no net impact to the Company's net earnings. However, $4.9 million of the deferred tax asset arose prior to the fresh start date, and as a result, the reversal of the related valuation allowance will be used to increase capital in excess of par, rather than reduce tax expense.

     The Financial Restructuring generated significant amounts of income from discharge of indebtedness ("DOD Income") for income tax purposes. The DOD Income was offset by 1994 losses, thus eliminating the tax exposure created by the Financial Restructuring. The Financial Restructuring also resulted in an ownership change, as defined under Section 382 of the Internal Revenue Code (the "Code"). The provisions of the Code, as they apply to the Company, require that an annual limitation be placed on the amount of net operating loss ("NOL") existing at December 31, 1994, which may be utilized. Consequently, the Company's NOL carryforwards from 1994 are now subject to an annual limitation of $2.1 million. Any unused portion of the current annual limitation may be carried forward to the following year. As a result, the Company had $31.5 million in NOL carryforwards at December 31, 1994.

     Extraordinary Items. The Company recorded an extraordinary loss of $3.2 million during the third quarter of 1994, for the write-off of debt issue costs related to the prior credit facility, and an additional $0.4 million of extraordinary loss for professional fees related to the Financial Restructuring. The extraordinary loss was offset by a $41.9 million extraordinary gain on the conversion of the Convertible Debentures to Common Stock recorded in the fourth quarter of 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                     PAGE NO.
                                                                                     --------
Management Report on Responsibility for Financial Reporting........................     26
Report of Independent Public Accountants...........................................     27
Consolidated Statements of Financial Position at December 31, 1995 and 1994........     28
Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994
  and 1993.........................................................................     29
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
  1995, 1994 and 1993..............................................................     30
Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994
  and 1993.........................................................................     31
Notes to Consolidated Financial Statements.........................................     32
Report of Independent Public Accountants on Financial Statement Schedule...........     56
Schedule II -- Valuation and Qualifying Accounts -- For the Years Ended December
  31, 1995, 1994 and 1993..........................................................     57

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

     Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the internal control system for compliance. The Company maintains an internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audits of the Company's consolidated financial statements, Arthur Andersen LLP considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of audit tests to be applied. Management has considered the internal auditors' and Arthur Andersen LLP's recommendations concerning the Company's system of internal control and has taken actions that the Company believes respond appropriately to these recommendations. Management believes that the Company's system of internal control is adequate to accomplish the objectives discussed herein.

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

                                                    Steven L. Korby
                                               Executive Vice President,
                                         Chief Financial Officer and Treasurer

Dallas, Texas
March 15, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Greyhound Lines, Inc.:

     We have audited the accompanying consolidated statements of financial position of Greyhound Lines, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greyhound Lines, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As explained in Note 13 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
February 12, 1996

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
Current Assets
  Cash and cash equivalents............................................  $  3,494     $  9,454
  Accounts receivable, less allowance for doubtful accounts of $217 and
     $840..............................................................    29,912       33,584
  Stock subscription receivable........................................        --       15,150
  Inventories..........................................................     3,615        3,779
  Prepaid expenses.....................................................     7,353       10,248
  Assets held for sale.................................................     4,534        9,526
  Other current assets.................................................     8,885       12,859
                                                                         --------     --------
          Total current assets.........................................    57,793       94,600
Prepaid Pension Plans..................................................    24,299       22,250
Property, Plant and Equipment, net of accumulated depreciation of
  $84,234 and $68,388..................................................   300,603      288,250
Investments in Unconsolidated Affiliates...............................     1,367        1,312
Insurance and Security Deposits........................................    76,586       84,548
Intangible Assets, net of accumulated amortization of $14,901 and
  $9,644...............................................................    20,000       20,489
                                                                         --------     --------
          Total assets.................................................  $480,648     $511,449
                                                                         ========     ========
Current Liabilities
  Accounts payable.....................................................  $ 18,871     $ 14,916
  Accrued liabilities..................................................    54,305       53,106
  Unredeemed tickets...................................................     9,140       10,259
  Current portion of reserve for injuries and damages..................    24,605       26,455
  Current maturities of long-term debt.................................     5,259        7,022
                                                                         --------     --------
          Total current liabilities....................................   112,180      111,758
Reserve for Injuries and Damages.......................................    41,056       45,888
Long-Term Debt.........................................................   172,671      197,125
Deferred Gains.........................................................       920        1,277
Other Liabilities......................................................     4,059        2,205
                                                                         --------     --------
          Total liabilities............................................   330,886      358,253
                                                                         --------     --------
Commitments and Contingencies (Note 17)
Stockholders' Equity
  Preferred stock (10,000,000 shares authorized; par value $.01; none issued) Series A junior preferred stock (500,000 shares
     authorized; par value $.01; none issued)..........................        --           --
  Common stock (100,000,000 shares authorized; 58,277,318 and
     37,567,744 shares issued as of December 31, 1995 and 1994,
     respectively; par value $.01).....................................       583          375
  Common stock subscribed (16,279,070 shares as of December 31,
     1994).............................................................        --          163
  Capital in excess of par value.......................................   228,422      182,826
  Capital in excess of par value, subscribed...........................        --       29,184
  Retained deficit.....................................................   (74,633)     (56,815)
  Less: Unfunded accumulated pension obligation........................    (3,572)      (1,499)
  Less: Treasury stock, at cost (109,192 shares).......................    (1,038)      (1,038)
                                                                         --------     --------
          Total stockholders' equity...................................   149,762      153,196
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $480,648     $511,449
                                                                         ========     ========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             YEARS ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1995       1994        1993
                                                                          --------   ---------   --------
Operating Revenues
  Transportation services
    Regular route.......................................................  $560,239   $ 518,431   $559,883
    Package express.....................................................    35,690      40,232     47,905
  Food services.........................................................    19,683      20,510     20,130
  Other operating revenues..............................................    41,752      37,158     38,578
                                                                          --------   ---------   --------
         Total operating revenues.......................................   657,364     616,331    666,496
                                                                          --------   ---------   --------
Operating Expenses
  Maintenance...........................................................    68,540      73,469     77,893
  Transportation........................................................   156,878     133,766    133,284
  Agents' commissions and station costs.................................   125,650     119,438    122,209
  Marketing, advertising and traffic....................................    25,513      36,445     28,431
  Insurance and safety..................................................    52,820      82,786     51,143
  General and administrative............................................    72,348      71,603     68,378
  Depreciation and amortization.........................................    31,010      36,046     33,154
  Operating taxes and licenses..........................................    48,186      47,478     47,114
  Operating rents.......................................................    47,884      48,286     45,313
  Cost of goods sold -- food services...................................    12,597      13,465     12,617
  Other operating expenses..............................................     6,575      16,502      7,119
  Restructuring expenses................................................        --       2,523         --
                                                                          --------   ---------   --------
         Total operating expenses.......................................   648,001     681,807    626,655
                                                                          --------   ---------   --------
Operating Income (Loss).................................................     9,363     (65,476)    39,841
Gain on Sale of Assets..................................................        --          --     (5,838)
Interest Expense........................................................    26,807      33,456     30,832
                                                                          --------   ---------   --------
Income (Loss) Before Income Taxes, Extraordinary Items and Cumulative
  Effect of a Change in Accounting Principle............................   (17,444)    (98,932)    14,847
Income Tax Provision....................................................       374      16,862      6,253
                                                                          --------   ---------   --------
Income (Loss) Before Extraordinary Items and Cumulative Effect of a
  Change in Accounting Principle........................................   (17,818)   (115,794)     8,594
Extraordinary Items, net of income tax benefit of $0 and $258...........        --     (38,373)       407
Cumulative Effect of a Change in Accounting Principle...................        --          --        690
                                                                          --------   ---------   --------
Net Income (Loss).......................................................  $(17,818)  $ (77,421)  $  7,497
                                                                          ========   =========   ========
Earnings Per Share of Common Stock:
  Primary
    Income (loss) before extraordinary items and cumulative effect of a
      change in accounting principle....................................  $  (0.33)  $   (7.58)  $   0.65
    Extraordinary items.................................................        --        2.51      (0.03)
    Cumulative effect of a change in accounting principle...............        --          --      (0.05)
                                                                          --------   ---------   --------
    Net income (loss)...................................................  $  (0.33)  $   (5.07)  $   0.57
                                                                          ========   =========   ========
  Fully diluted
    Income (loss) before extraordinary items and cumulative effect of a
      change in accounting principle....................................  $  (0.33)  $   (7.58)  $   0.65
    Extraordinary items.................................................        --        2.51      (0.03)
    Cumulative effect of a change in accounting principle...............        --          --      (0.05)
                                                                          --------   ---------   --------
    Net income (loss)...................................................  $  (0.33)  $   (5.07)  $   0.57
                                                                          ========   =========   ========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                      COMMON STOCK                         CAPITAL   CAPITAL IN   UNFUNDED
                 COMMON STOCK          SUBSCRIBED        TREASURY STOCK      IN      EXCESS OF   ACCUMULATED  RETAINED
              -------------------  -------------------  ----------------  EXCESS OF  PAR VALUE     PENSION    EARNINGS
                 SHARES    AMOUNT    SHARES     AMOUNT  SHARES   AMOUNT   PAR VALUE  SUBSCRIBED  OBLIGATION   (DEFICIT)   TOTAL
              ------------ ------  -----------  ------  -------  -------  ---------  ----------  -----------  ---------  --------
BALANCE,
  DECEMBER
  31, 1992...   10,001,653  $100            --     --    90,624  $ (363)  $ 39,900    $     --     $  (500)   $ 13,125   $ 52,262
Issuance of
  new equity
  interests..    4,662,158    47            --     --        --      --     92,936          --          --          --     92,983
Exercise of
  stock
  options....      112,255     1            --     --        --      --      1,177          --          --          --      1,178
Purchase of
  treasury
  stock......           --    --            --     --    36,242    (778)        --          --          --          --       (778)
Issuance of
  treasury
  stock......           --    --            --     --    (1,954)     39         --          --          --         (16)        23
Adjustment
  for
  unfunded
  accumulated
  pension
  obligation.           --    --            --     --        --      --         --          --        (999)         --       (999)
Net income...           --    --            --     --        --      --         --          --          --       7,497      7,497
                ----------  ----   -----------   ----   -------  -------  --------    --------     -------    --------   --------
BALANCE,
  DECEMBER
  31, 1993...   14,776,066   148            --     --   124,912  (1,102)   134,013          --      (1,499)     20,606    152,166
Exercise of
  stock
  options....        1,370    --            --     --        --      --         13          --          --          --         13
Issuance of
  treasury
  stock......           --    --            --     --   (15,720)     64         28          --          --          --         92
Tender Offer
  (see Note
  16)........   22,790,308   227            --     --        --      --     48,772          --          --          --     48,999
Rights
  Offering
  (see Note
  16)........           --    --    16,279,070    163        --      --         --      29,184          --          --     29,347
Net loss.....           --    --            --     --        --      --         --          --          --     (77,421)   (77,421)
                ----------  ----   -----------   ----   -------  -------  --------    --------     -------    --------   --------
BALANCE,
  DECEMBER
  31, 1994...   37,567,744   375    16,279,070    163   109,192  (1,038)   182,826      29,184      (1,499)    (56,815)   153,196
Rights
  Offering...   16,279,070   163   (16,279,070)  (163)       --      --     29,184     (29,184)         --          --         --
Tender of
  debentures.        6,060    --            --     --        --      --         75          --          --          --         75
Issuance of
  new equity
  interests
  in
  connection
  with 401(k)
  match......      415,044     5            --     --        --      --        962          --          --          --        967
Issuance of
  new equity
  interests..    4,000,000    40            --     --        --      --     15,347          --          --          --     15,387
Exercise of
  stock
  options....        9,400    --            --     --        --      --         28          --          --          --         28
Adjustment
  for
  unfunded
  accumulated
  pension
  obligation.           --    --            --     --        --      --         --          --      (2,073)         --     (2,073)
Net loss.....           --    --            --     --        --      --         --          --          --     (17,818)   (17,818)
                ----------  ----   -----------   ----   -------  -------  --------    --------     -------    --------   --------
BALANCE,
  DECEMBER
  31, 1995...   58,277,318  $583            --   $ --   109,192  $(1,038) $228,422    $     --     $(3,572)   $(74,633)  $149,762
                ==========  ====   ===========   ====   =======  =======  ========    ========     =======    ========   ========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------------
                                                                                    1995         1994          1993
                                                                                  --------     ---------     ---------
Cash Flows From Operating Activities
  Net income (loss).............................................................  $(17,818)    $ (77,421)    $   7,497
  Noncash expenses and gains included in net income
    Depreciation and amortization...............................................    31,010        36,046        33,154
    Amortization of deferred gain...............................................      (357)         (332)           --
    Amortization of discount on Senior Notes....................................     3,037         2,659         2,334
    Amortization of debt issuance costs.........................................       925         1,586           440
    Net (gain) loss on assets sold..............................................       515         3,663        (5,065)
    Unfunded net pension gain...................................................    (2,051)       (6,179)       (1,248)
    Benefits realized from deferred tax assets..................................        --            --         6,189
    Deferred tax provision......................................................        --        17,000            --
    Cumulative effect of a change in accounting principle.......................        --            --           690
    Write-down of surplus property..............................................        --         4,513            --
    Write-off of intangible assets..............................................        --           806            --
    Write-off of debt issuance costs -- prior credit facility...................        --         3,158            --
    Extraordinary gain on debt conversion.......................................        --       (41,948)           --
    Gain on Senior Notes Repurchase.............................................    (1,166)           --            --
  Net change in certain operating assets and liabilities
    Accounts receivable.........................................................     4,129         3,777        (6,154)
    Inventories.................................................................       164         3,405        (2,075)
    Prepaid expenses............................................................     2,895        (1,131)        4,947
    Other current assets........................................................     3,974        (1,401)        1,523
    Insurance and security deposits.............................................     7,962        10,759         2,745
    Intangible assets...........................................................    (5,301)       (4,446)       (9,104)
    Accounts payable............................................................     3,763        (3,162)       (3,886)
    Accrued liabilities.........................................................     5,594         6,135        (2,053)
    Reserve for injuries and damages............................................    (6,682)       29,444        (2,460)
    Unredeemed tickets..........................................................    (1,119)         (102)         (730)
                                                                                  --------      --------       -------
        Net cash provided by (used for) operating activities ...................    29,474       (13,171)       26,744
                                                                                  --------      --------       -------
Cash Flows From Investing Activities
  Capital expenditures..........................................................   (46,370)      (81,565)     (104,998)
  Proceeds from assets sold.....................................................    12,349        28,646        57,538
  Proceeds from termination of interest rate swap...............................        --         1,609            --
  Net change in ICC trust fund..................................................        --            --         1,500
  Deposit to collateralize operating leases.....................................        --        (7,127)      (23,283)
  Other investing activities....................................................       (55)          208           (25)
                                                                                  --------      --------       -------
        Net cash used for investing activities..................................   (34,076)      (58,229)      (69,268)
                                                                                  --------      --------       -------
Cash Flows From Financing Activities
  Payments on debt and capital lease obligations................................   (18,771)       (7,548)      (15,391)
  Proceeds from long-term borrowings............................................        --        31,541         2,309
  Net proceeds from Rights Offering.............................................    11,685        17,205            --
  Proceeds from issuance of Common Stock........................................    15,415            13        94,184
  Repurchase Senior Notes.......................................................    (9,687)           --            --
  Purchase of treasury stock....................................................        --            --          (778)
  Net change in revolving credit facility.......................................        --            --          (218)
                                                                                  --------      --------       -------
        Net cash provided by financing activities...............................    (1,358)       41,211        80,106
                                                                                  --------      --------       -------
Net Increase (Decrease) in Cash and Cash Equivalents............................    (5,960)      (30,189)       37,582
Cash and Cash Equivalents, Beginning of Period..................................     9,454        39,643         2,061
                                                                                  --------      --------       -------
Cash and Cash Equivalents, End of Period........................................  $  3,494     $   9,454     $  39,643
                                                                                  ========      ========       =======
Supplemental Schedule of Noncash Investing and Financing Activities:
  Cash capital expenditures.....................................................  $(46,370)    $ (81,565)    $(104,998)
  Noncash acquisitions (Note 3).................................................        --            --        (9,043)
                                                                                  --------      --------       -------
  Total capital expenditures....................................................  $(46,370)    $ (81,565)    $(114,041)
                                                                                  ========      ========       =======

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1.  BACKGROUND AND OPERATING ENVIRONMENT

     Greyhound Lines, Inc. and subsidiaries (the "Company") is the largest intercity bus carrier in the United States and its primary businesses consist of scheduled passenger service, package express delivery service and food services at certain terminals. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,100 buses and approximately 1,500 sales outlets. The Company's operating subsidiaries include Texas, New Mexico & Oklahoma Coaches, Inc. ("TNM&O") and Vermont Transit, Co., Inc. ("VTC"). The Company is subject to regulation by the Department of Transportation (the "DOT") and certain states.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company. Investments in companies that are 25% to 50% owned ("affiliates") are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated.

  Certain Reclassifications

     Certain reclassifications have been made to the prior period statements to conform them to the December 31, 1995, classifications.

  Cash and Cash Equivalents

     Cash and cash equivalents include short-term investments that are part of the Company's cash management portfolio. These investments are highly liquid and have original maturities of three months or less.

  Inventories

     Inventories are stated at the lower of cost or market, and cost is determined using the first-in, first-out method.

  Property, Plant and Equipment

     Property, plant and equipment, including capitalized leases, are recorded at cost, including interest during construction, if any. Depreciation is provided over their estimated useful lives or lease terms, ranging from 3 to 20 years for structures and improvements, 4 to 12 years for revenue equipment, and 5 to 10 years for all other items, using principally the straight-line method of depreciation for financial reporting purposes and accelerated methods for tax reporting purposes. Maintenance costs are expensed as incurred, and renewals and betterments are capitalized.

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

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

  Reserve for Injuries and Damages

     The Company maintains comprehensive automobile liability, general liability, workers' compensation, and property insurance to insure its assets and operations. Automobile and general liability insurance coverages are subject to a $1.5 million self-insured retention per occurrence. The Company also maintains property insurance subject to a $0.1 million deductible per occurrence, and maintains workers' compensation insurance, subject to a $1.0 million deductible per occurrence.

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

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Future Accounting Changes

     The Company plans to adopt Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or sale. Impairment losses for assets to be held or used in operations will be based on the excess of the carrying amount of the asset over the asset's fair value. Assets held for disposal, except for discontinued operations, will be carried at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 will be applied prospectively from the date of adoption and, based on current circumstances, management does not believe the effect of adoption will be material.

     The Company also plans to adopt Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," effective January 1, 1996. SFAS No. 123 allows companies adopting the pronouncement to either change the actual accounting methods for stock based compensation in the financial statements or to disclose certain pro forma results of operations as if the pronouncement had been adopted in the financial statements. The Company will elect pro forma disclosure in the footnotes to the financial statements. As a result, the adoption of SFAS 123 will have no effect on the financial statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

  Earnings Per Share

     Primary earnings per common share is calculated by dividing net income by the weighted average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The calculation of fully diluted earnings per share of Common Stock assumes the dilutive effect of the Company's 8.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") converted into Common Stock. For the years ended December 31, 1995, 1994 and 1993, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures have an antidilutive effect. As a result, these shares are not included in the weighted average shares outstanding at December 31, 1995, 1994 and 1993. The weighted average shares outstanding used in the calculation of earnings per share of Common Stock for the years ended December 31, 1995, 1994 and 1993, are as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                        1995           1994           1993
                                                     ----------     ----------     ----------
    Primary........................................  54,595,377     15,284,050     13,209,869
    Fully diluted..................................  54,595,377     15,284,050     13,209,869

3.  STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

     Cash paid for interest was $22.7 million, $25.1 million and $29.3 million for the years ended December 31, 1995, 1994 and 1993, respectively. There were no cash payments for federal income taxes for the years ended December 31, 1995, 1994 and 1993, other than the $0.3 million settlement payment related to the 1987 through 1989 IRS audit.

     Significant noncash investing and financing activities during 1994 included the conversion of $89.0 million of Convertible Debentures into equity resulting in the issuance of approximately 22.8 million shares of Common Stock. Significant noncash investing and financing activities during the year ended December 31, 1993, included the acquisition of 35 buses with $7.6 million in remaining proceeds from the 1992 sale of inventory to Universal Coach Parts, Inc. ("UCP"), an affiliate of The Dial Corp ("Dial") at that time. Additionally, the Company received a bargain rent leasehold interest in the New York City driver dormitory valued at $1.3 million. Also included in noncash financing and investing activities during the year ended December 31, 1993, was the paydown of the revolving bank loans of $26.3 million with the proceeds of the sale/leaseback of 319 buses.

4.  INVENTORIES

     Inventories consisted of the following (in thousands):

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1995       1994
                                                                         ------     ------
    Service parts......................................................  $2,121     $2,178
    Fuel...............................................................     381        491
    Food service operations............................................   1,113      1,110
                                                                         ------     ------
              Inventories..............................................  $3,615     $3,779
                                                                         ======     ======

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

5.  PREPAID EXPENSES

     Prepaid expenses consisted of the following (in thousands):

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                         1995       1994
                                                                        ------     -------
    Insurance.........................................................  $3,504     $ 4,916
    Taxes and licenses................................................   1,195       2,993
    Rents.............................................................   1,292         932
    Other.............................................................   1,362       1,407
                                                                        ------     -------
              Prepaid expenses........................................  $7,353     $10,248
                                                                        ======     =======

     Prepaid insurance decreased $1.4 million primarily due to paying for directors' and officers' insurance in January 1996 instead of December 1995. Prepaid taxes and licenses decreased $1.8 million due to paying for licenses for the buses in January 1996 rather than in December 1995.

6.  OTHER CURRENT ASSETS

     Other current assets consisted of the following (in thousands):

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                         1995       1994
                                                                        ------     -------
    Deposits..........................................................  $7,505     $11,713
    Other.............................................................   1,380       1,146
                                                                        ------     -------
              Other current assets....................................  $8,885     $12,859
                                                                        ======     =======

     The deposits held as of December 31, 1995 and 1994, are the current portion of insurance deposits that include self-insurance deposits required by the DOT and the Company's primary insurance carrier to cover interstate and certain intrastate claims for bodily injury and property damage liability.

     As of December 31, 1995, the current portion of the deposit with the Company's primary insurance carrier has decreased by $4.2 million as a result of the return of $22.5 million of collateral deposits in 1995. The magnitude of the current portion of insurance deposits has decreased but the percentage of the current portion has increased due to management's efforts to settle claims more quickly.

7.  BENEFIT PLANS

  Pension Plans

     The Company has five defined benefit pension plans. The first plan (the "ATU Plan") covers substantially all of the Company's ongoing hourly employees hired before November 1, 1983. The Company's hourly plan provides normal retirement benefits to the covered employees based upon a percentage of average final earnings, reduced pro rata for service of less than 15 years. Participants in this plan will continue to accrue benefits as long as no contributions are due from the Company. In the event a contribution is required, the plan benefits will be frozen until such time as the assets of the plan exceed 115% of the plan liabilities. The second plan covered salaried employees through May 7, 1990, when the plan was curtailed. The third plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics. The remaining two plans are held by TNM&O and VTC and cover substantially all of their salaried and hourly personnel. It is the Company's policy to fund the minimum required contribution under existing tax laws.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     The Company's net periodic pension cost (income) included the following (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          1995          1994         1993
                                                        ---------     --------     --------
    Service cost -- benefits earned during the
      period..........................................  $   4,331     $  6,362     $  7,260
    Interest cost on projected benefit obligations....     60,041       61,261       64,760
    Actual return on plan assets......................   (148,028)      23,474      (99,764)
    Net amortization and deferral.....................     81,922      (95,805)      26,640
                                                        ---------     --------     --------
              Net periodic pension cost (income)......  $  (1,734)    $ (4,708)    $ (1,104)
                                                        =========     ========     ========

     The following table sets forth the funded status and amounts recognized in the consolidated statements of financial position for the pension plans (in thousands):

                                              DECEMBER 31, 1995                 DECEMBER 31, 1994
                                       -------------------------------   -------------------------------
                                                       ACCRUED PENSION                   ACCRUED PENSION
                                          PREPAID           PLAN            PREPAID           PLAN
                                       PENSION PLANS     LIABILITIES     PENSION PLANS     LIABILITIES
                                       -------------   ---------------   -------------   ---------------
    Actuarial present value of
      benefit obligations
      Vested benefit obligations.....    $ 672,665         $39,078         $ 656,303         $32,207
                                         =========         =======         =========         =======
      Accumulated benefit
         obligations.................    $ 696,223         $39,188         $ 685,139         $32,789
                                         =========         =======         =========         =======
    Projected benefit obligations....    $ 706,292         $39,767         $ 693,552         $33,553
    Plan assets at fair value........      754,582          36,184           691,764          31,606
                                         ---------         -------         ---------         -------
    Plan assets greater than (less
      than) projected benefit
      obligations....................       48,290          (3,583)           (1,788)         (1,947)
    Unrecognized net (gain) loss.....      (23,991)          2,481            24,038              51
    Adjustment required to recognize
      minimum liability..............           --          (2,073)               --              --
                                         ---------         -------         ---------         -------
      Prepaid (accrued) pension
         costs.......................    $  24,299         $(3,175)        $  22,250         $(1,896)
                                         =========         =======         =========         =======

     Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions", required the Company to record an additional minimum liability of $2.1 million as of December 31, 1995. This provision was reflected as a reduction of stockholders' equity.

     In determining the benefit obligations and service costs for the Company's defined benefit pension plans, the following assumptions were used:

                                                                       DECEMBER 31,
                                                                 -------------------------
                                                                    1995          1994
                                                                 -----------   -----------
    Weighted average discount rate.............................     7.25%         8.75%
    Expected long-term rate of return on plan assets...........     9.00%         9.00%
    Rate of salary progression.................................  0.00-6.00%    0.00-5.00%

     Plan assets consist primarily of government-backed securities, corporate equity securities, guaranteed insurance contracts, annuities and corporate debt obligations.

  Cash or Deferred Retirement Plans

     The Company sponsors 401(k) cash or deferred retirement plans that cover substantially all of its ongoing salaried, hourly and represented employees. Costs to the Company related to these plans were $1.1 million, $1.2 million, and $987,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

On October 31, 1991, the Company contributed 500,000 shares of its Common Stock to an employee stock ownership plan ("ESOP") for its employees. Effective December 31, 1994, this plan was amended to merge it into the Company's 401(k) profit sharing plan. An IRS determination letter relating to this merger, while not necessary, was applied for in a timely fashion. The application is pending.

  Other Plans

     A contributory trusteed health and welfare plan has been established for all active hourly employees which are represented by collective bargaining agreements and a contributory health and welfare plan has been established for salaried employees and hourly employees who are not represented by collective bargaining agreements. For the years ended December 31, 1995, 1994 and 1993, the Company incurred costs of $13.9 million, $15.5 million, and $15.2 million, respectively, related to these plans. No post-retirement health and welfare plans exist.

     Effective January 1, 1993 the Company implemented a Supplemental Executive Retirement Plan (the "SERP"), a defined benefit plan which covered only key executives of the Company. During 1995, the SERP was converted to a defined contribution plan.

8.  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Land and improvements.........................................   $ 72,351     $ 73,171
    Structures and improvements
      Owned.......................................................     82,730       80,093
      Capitalized leased assets...................................        650          650
      Lease interests.............................................      4,376        4,376
      Leasehold improvements......................................     22,423       19,918
    Revenue equipment
      Owned.......................................................    143,198      119,211
      Capitalized leased assets...................................     22,118       22,118
      Leasehold improvements......................................      1,707        7,100
    Furniture and fixtures........................................     25,122       20,959
    Vehicles, machinery and equipment.............................     10,162        9,042
                                                                     --------     --------
      Property, plant and equipment...............................    384,837      356,638
         Accumulated depreciation.................................    (84,234)     (68,388)
                                                                     --------     --------
              Property, plant and equipment, net..................   $300,603     $288,250
                                                                     ========     ========

     During March 1994, the Company ordered 151 new buses from Motor Coach Industries International, Inc. ("MCII") for an aggregate cost of $34.8 million. The Company had taken delivery of all of the new buses as of September 30, 1994 (see Note 12). During June and July 1995, the Company took delivery of 102 new buses from MCII. These buses were initially subject to a month to month operating lease but were purchased by the Company during December 1995. The Company intends to sell and lease back these buses during the first half of 1996. The Company also took delivery of and purchased 13 buses from MCII in September 1995, and an additional 10 buses in December 1995. These twenty-three buses were sold and leased back by the Company in December 1995 for net proceeds of $6.2 million.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     Accumulated depreciation of capitalized leased assets amounted to $11.6 million and $8.3 million at December 31, 1995 and 1994, respectively.

9.  INSURANCE AND SECURITY DEPOSITS

     Insurance and security deposits consisted of the following (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Insurance deposits...............................................  $41,713     $51,411
    Security deposits................................................   34,679      32,894
    Other............................................................      194         243
                                                                       -------     -------
              Insurance and Security Deposits........................  $76,586     $84,548
                                                                       =======     =======

     Insurance deposits are required by the Company's self-insurance authorizations and the Company's primary insurance carrier to cover self-insured interstate and certain intrastate auto liability as well as workers' compensation coverage in certain states.

     Insurance deposits decreased due to the return of $22.5 million of collateral deposits from the Company's principal liability insurer in 1995. Security deposits at December 31, 1995 and 1994, include a $20.3 million pledge of assets required as a collateral deposit for a $70.1 million sale/leaseback of 319 buses. Also included in security deposits at December 31, 1995 and 1994, was a $2.0 million deposit required by the lessor in conjunction with a separate sale/leaseback of 46 buses. Finally, included in security deposits at December 31, 1995 and 1994 is an $8.1 million deposit required by the lessor in conjunction with another separate sale/leaseback of 125 buses.

10.  INTANGIBLE ASSETS

     Intangible assets consisted of the following (in thousands):

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1995        1994
                                                                      --------     -------
    Trademark.......................................................  $ 10,198     $10,198
    Software........................................................    21,007      17,086
    Covenants not to compete........................................        --         533
    Debt issuance costs.............................................     3,667       2,287
    Other...........................................................        29          29
                                                                      --------     -------
    Intangible assets...............................................    34,901      30,133
      Accumulated amortization......................................   (14,901)     (9,644)
                                                                      --------     -------
              Intangible assets, net................................  $ 20,000     $20,489
                                                                      ========     =======

     Trademarks are amortized using the straight-line method over 15 years. Capitalized software costs are being amortized using the straight-line method over the shorter of their useful life or five years. Covenants not to compete were fully amortized as of December 31, 1994 and were written off during 1995. Software increased $3.9 million due to additions to the Company's scheduling, ticketing and transportation planning system ("TRIPS"), the Bus Operations Support System, and a new accounting system.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

11.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
    Compensation, benefits and payroll-related taxes.................  $18,237     $16,037
    Bus operating leases and rentals.................................    1,207       1,258
    Interest.........................................................    7,468       8,697
    Operating, property and income taxes.............................    5,982       4,452
    Other expenses...................................................   21,411      22,662
                                                                       -------     -------
      Accrued liabilities............................................  $54,305     $53,106
                                                                       =======     =======

     Compensation, benefits and payroll-related taxes have increased $2.2 million primarily due to the accrual for the Company's management incentive plan. The interest accrual decreased $1.2 million due to the conversion of the Convertible Debentures and also due to the repurchase of the Senior Notes.

12.  LONG-TERM DEBT AND INTEREST EXPENSE

     Long-term debt consisted of the following (in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Secured Indebtedness
      Revolving bank loans, prime plus 2.0% (weighted average 10.5%
         at December 31, 1995 and 1994) due 1998...................  $     --     $     --
      Other secured indebtedness, 10.75%, due 1995.................        --          805
      Capital lease obligations (weighted average 10.82% and 10.75%
         at December 31, 1995 and 1994, respectively) due through
         2001......................................................    14,494       16,884
      Real estate mortgages (ranging from 9.4% to 11.0%) due
         through 2006..............................................     2,066        2,437
      Note payable, prime plus 1.5%, due 2004......................    15,588       30,481
    Unsecured Indebtedness
      Senior Notes, 10% stated rate (13.5% imputed rate), due 2001, net of unamortized discount of $17,108 and $20,397 at
         December 31, 1995 and 1994, respectively..................   135,561      142,932
      Convertible Debentures, 8.5%, due 2007.......................     9,804        9,879
      Other long-term debt (weighted average 10.0% at December 31,
         1995 and 1994) due through 1996...........................       417          729
                                                                     --------     --------
    Long-term debt.................................................   177,930      204,147
      Less current maturities......................................    (5,259)      (7,022)
                                                                     --------     --------
           Long-term debt, net.....................................  $172,671     $197,125
                                                                     ========     ========

  Credit Facility

     During October 1994 as part of the Financial Restructuring, the Company entered into a revolving credit facility (the "Credit Facility") with Foothill Capital Corporation ("Foothill"), which replaced the Company's prior bank facility. At the time of the Financial Restructuring, the Credit Facility provided for revolving loans and letters of credit and/or letter of credit guarantees of up to $35.0 million.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     In June 1995, the Company renegotiated its Credit Facility (the "New Credit Facility"). The New Credit Facility provides for revolving loans, letters of credit and letter of credit guarantees up to a maximum commitment of $73.5 million. As of December 31, 1995, there were approximately $17.8 million in issued and undrawn standby letters of credit outstanding under the New Credit Facility, and no revolving borrowings outstanding under the New Credit Facility. Syndication commitments under the New Credit Facility, including Foothill's commitment as the lead agent, total $70.0 million at December 31, 1995. Availability under the New Credit Facility is limited to the aggregate of the following: (1) revolving advances of up to $3.5 million based on a formula of certain eligible accounts receivable; (2) revolving advances of up to $44.5 million (the "Fixed Asset Advances") based on the value of certain fixed asset collateral pledged to Foothill; and (3) a bus purchase facility of up to $22.0 million (the "Bus Purchase Facility"). Borrowings under the New Credit Facility mature on May 31, 1998, although availability under the Fixed Asset Advances will be subject to quarterly reductions after April 1996 unless the Company pledges additional collateral. The New Credit Facility is secured by liens on substantially all the assets of the Company, excluding real estate purchases and new bus purchases unless those buses are specifically pledged to support borrowing under the Bus Purchase Facility. The New Credit Facility allows the Company to dispose of certain non-core real estate properties. In addition, non-bus capital expenditures are limited to $25.0 million annually with no spending limitations on bus purchases as long as financed through debt, or operating or capital leases with maturities of no less than five years.

  Senior Notes

     The Company's 10% Senior Notes due 2001 (the "Senior Notes") bear interest at the rate of 10% per annum, payable each January 31 and July 31. The Senior Notes had an original stated principal amount of $165.0 million, of which $1.7 million have been held by the Company prior to December 1995. During December 1995, the Company repurchased (the "Senior Note Repurchase") an additional $10.7 million aggregate principal of its Senior Notes pursuant to a put/call agreement with one of the Company's principal stockholders. The Senior Note Repurchase resulted in a $1.2 million gain which is included in other operating expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 1995. The Senior Notes are reflected net of unamortized discount in the Consolidated Statements of Financial Position to reflect an imputed interest rate of 13.5%, and also net of any Senior Notes held by consolidated subsidiaries. At the Company's option, the Senior Notes may be redeemed at any time as a whole, or from time to time in part, initially at a redemption price equal to 110% of the principal amount thereof, declining ratably on each July 31, commencing July 31, 1992, to 101% of the principal amount thereof on July 31, 2000, in each case together with accrued and unpaid interest to the redemption date. The Senior Notes are subject to mandatory redemption pursuant to a sinking fund commencing July 31, 1996, and on each July 31 thereafter through July 31, 2000, calculated to retire approximately 65% of the original principal amount of the Senior Notes prior to maturity. The 1996 sinking fund payment of $8.0 million will be met through the Senior Note Repurchase and the $1.7 million of Senior Notes which the Company owned prior to the Senior Note Repurchase. The balance of the Senior Note Repurchase, $4.3 million, will be applied to the July 1997 sinking fund payment. In addition, the Senior Notes are subject to mandatory redemption from the proceeds of certain sales of assets not used for capital expenditures or to reduce the obligations under the revolving bank loans. Any Senior Notes not theretofore redeemed mature July 31, 2001.

  Convertible Debentures

     During 1992, the Company issued $98.9 million of Convertible Debentures. Interest on the Convertible Debentures is payable semiannually (each March 31 and September 30). The Convertible Debentures are

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into Common Stock at the conversion price of $12.375 per share (equivalent to a conversion rate of approximately 80.81 shares per $1,000 principal amount of Convertible Debentures), subject to adjustment in certain events. During the fourth quarter of 1994, the Company made an offer (the "Tender Offer") to convert the entire $98.9 million in aggregate principal amount of the Company's Convertible Debentures into shares of Common Stock at a conversion rate of approximately 256 shares of Common Stock for each $1,000 bond. On December 22, 1994, the Company announced the completion of the Tender Offer with approximately $89.0 million, or 90.0%, of the $98.9 million issue being tendered and converted into 22.8 million shares resulting in a $41.9 million extraordinary gain in the accompanying Consolidated Statement of Operations for the year ended December 31, 1994.

  Other

     Under the most restrictive provisions of all its debt agreements, the Company may not incur additional indebtedness, is limited on the payment of dividends on its Common Stock, and may not enter into certain mergers, or acquire or dispose of any assets (except in the ordinary course of business). Covenants under the New Credit Facility provide that the Company may not prepay the Convertible Debentures. The New Credit Facility is subject to financial covenants, including maintenance of a minimum net worth and an agreed ratio of cash flow to interest expense. The New Credit Facility also limits the Company's capital expenditures. At December 31, 1995, the Company was in compliance with all covenants.

     During March 1994, the Company ordered 151 new buses from MCII for an aggregate cost of $34.8 million. The Company had taken delivery of all of the new buses as of September 30, 1994. As delivery was taken, the new buses were 90% financed through a ten-year installment note with MCI, which is secured by the purchased buses and which bears interest at a rate of prime plus 1.5 percent. MCI subsequently transferred the financing for 50 of the buses to another lender and assigned the financing on the remaining 101 buses to MCI Acceptance Corp. ("MCIAC"), a wholly owned subsidiary of MCII. In connection with the Rights Offering, the Company made a prepayment on the amount owed to MCIAC of $12.9 million during February 1995 (see Note 18).

     During 1993, the Company executed three interest rate swap agreements whereby fixed interest rates were swapped for variable interest rates. The purpose of these agreements was to hedge the interest rates related to the Company's 10% Senior Notes and the 8.5% Convertible Debentures. The five-year swap transactions totalled $150.0 million, and collateral of $10.0 million was provided to secure the transaction. When the Company entered into a previous bank credit facility in December 1993, the deposit was returned to the Company. The net interest expense during 1995 and the net interest expense savings during 1994 resulting from the interest rate swap agreements was $0.7 million and $0.7 million, respectively. During January 1994, the Company terminated a $75.0 million interest rate swap agreement. The gain resulting from the termination was $1.6 million and will be recognized evenly over the remaining term of the five-year agreement.

     The Company amended its two remaining interest rate swap agreements during October 1994, to lock in the future payments under the agreements until maturity in July 1998. The net result of the amendments is to ensure that these swaps will not be subject to interest rate risk. Consequently, should interest rates increase, the Company's payments under the agreements will not be adversely affected. Conversely, should interest rates decline, the Company would not receive any benefit. Under the amendments, the Company will be required to pay $5.8 million in total from December 31, 1995, through the remaining term of the five-year agreements. The Company has collateralized its payment obligations under the terminated agreements with a $1.1 million letter of credit and liens on six pieces of Company-owned real property. The Company is currently in negotiations with the counterparty to reduce collateral requirements for 1996 and beyond.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     At December 31, 1995, maturities of long-term debt for the next five fiscal years ending December 31 and all years thereafter, are as follows (in thousands):

        1996..............................................................  $  5,259
        1997..............................................................    10,518
        1998..............................................................    20,167
        1999..............................................................    29,416
        2000..............................................................    55,104
        2001 and thereafter...............................................    57,466
                                                                            --------
                                                                            $177,930
                                                                            ========

13.  INCOME TAXES

  Income Tax Provision

     The income tax provision consisted of the following (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1995     1994       1993
                                                                  ----    -------    ------
    Current
      Federal...................................................  $312    $    --    $   --
      State.....................................................    62       (138)       75
                                                                  ----    -------    ------
         Total current..........................................   374       (138)       75
                                                                  ----    -------    ------
    Deferred
      Federal...................................................    --     17,000     5,482
      State.....................................................    --         --       696
                                                                  ----    -------    ------
         Total deferred.........................................    --     17,000     6,178
                                                                  ----    -------    ------
              Income tax provision..............................  $374    $16,862    $6,253
                                                                  ====    =======    ======

  Effective Tax Rate

     The differences, expressed as a percentage of income before taxes, extraordinary items, and cumulative effect of a change in accounting principle, between the statutory and effective federal income tax rates are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1995       1994      1993
                                                                  -----      -----     ----
    Statutory tax rate..........................................  (34.0)%    (34.0)%   34.0%
    Amortization of reorganization value in excess of amounts
      allocable to identifiable assets..........................     --         --      3.0
    Dividends received deduction................................   (0.1)        --     (0.3)
    Non-compliance fees.........................................    0.3        0.1      0.3
    State income taxes..........................................    0.4       (0.1)     5.0
    Unrecognized current year benefit...........................   32.4       33.8       --
    Reversal of recognition of deferred tax assets..............     --       17.2       --
    Other.......................................................    3.2         --      0.1
                                                                  -----      -----     ----
              Effective tax rate................................    2.2%      17.0%    42.1%
                                                                  =====      =====     ====

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

  Deferred Tax Assets

     Significant components of deferred income taxes at December 31, 1995 and 1994, were as follows (in thousands):

                                                                 DECEMBER 31,     DECEMBER 31,
                                                                     1995             1994
                                                                 ------------     ------------
    Deferred Tax Assets
      Federal and state NOL carryforwards......................    $ 23,556         $ 13,239
      Reserve for injuries and damages.........................      19,447           21,333
      Book over tax depreciation and amortization..............       1,621            1,262
      Other accrued expenses and reserves......................       5,838            7,318
      Other deferred tax assets................................         666              853
                                                                   --------         --------
              Total deferred tax assets........................      51,128           44,005
                                                                   --------         --------
    Deferred Tax Liabilities
      Tax over book depreciation and amortization..............      10,583           12,641
      Pension cost for tax purposes in excess of books.........       7,491            6,176
      Other deferred tax liabilities...........................         192              209
                                                                   --------         --------
              Total deferred tax liabilities...................      18,266           19,026
                                                                   --------         --------
    Net deferred tax assets....................................      32,862           24,979
    Valuation allowance........................................     (32,862)         (24,979)
                                                                   --------         --------
              Deferred tax assets, net of valuation
                allowance......................................    $     --         $     --
                                                                   ========         ========

     Pursuant to the requirements of SFAS No. 109 (defined herein), a valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be recognized. As of December 31, 1993, the Company believed that a sufficient history of earnings had been established to make realization of a $17.0 million deferred income tax asset more likely than not. In the third quarter of 1994, due to the uncertainty created by the Financial Restructuring and the ongoing strategic and operational reorganization, the Company increased the valuation allowance to reserve for the $17.0 million deferred income tax asset as the Company believed it no longer met the "more likely than not" realization criteria. The changes in the valuation allowance are as follows (in thousands):

                                                                        1995        1994
                                                                       ------     --------
    Increase in deferred income tax asset resulting from normal
      changes in temporary differences...............................  $7,883     $ 15,089
    Decrease in deferred income tax asset due to a change in
      assumption of deductibility....................................      --      (11,970)
    Loss of federal and state NOL's due to financial restructuring...      --      (29,655)
    Deferred tax expense recognized due to a change in estimate of
      realization of deferred income tax asset.......................      --       17,000
                                                                       ------     --------
              Net change in valuation allowance......................  $7,883     $ (9,536)
                                                                       ======     ========

     Future use of the deferred tax asset would normally reflect the recognition of tax expense and an equal benefit due to the reversal of the valuation allowance, resulting in no net impact to the Company's net earnings. However, $4.9 million of the deferred tax asset arose prior to the fresh start date and, as a result, the reversal of the related valuation allowance will be used to increase capital in excess of par, rather than reduce tax expense.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

  Change in Accounting Principle -- Accounting for Income Taxes

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), which requires, among other things, an asset and liability approach for financial accounting and reporting for income taxes. The Company adopted SFAS No. 109 on January 1, 1993.

     Pursuant to SFAS No. 109, the Company was required to apply purchase method accounting in a different manner than that reflected in the Company's Consolidated Statements of Financial Position prior to January 1, 1993. The net impact from adoption of SFAS No. 109 was $0.7 million and is reported as cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations for the year ended December 31, 1993.

  Availability and Amount of NOL's

     The 1994 financial restructuring resulted in an ownership change, as defined under Section 382 of the Internal Revenue Code (the "Code"). The provisions of the Code, as they apply to the Company, require that an annual limitation be placed on the amount of NOL's which may be utilized. Consequently, the Company's NOL carryforwards from 1994 are now subject to an annual limitation of $2.1 million. Any unused portion of the current annual limitation may be carried forward to the following year. The Company estimates a 1995 taxable loss of $28.5 million. None of the 1995 loss is subject to limitation under Section 382. The Company will also carry forward the unused 1995 annual limitation of $2.1 million from the 1994 NOL carryover. As a result, the Company will carryforward available NOL's of $60.0 million, $29.4 million of which is subject to the annual $2.1 million limitation. The NOL carryforwards expire as follows:

                2006...............................................   $ 3,000
                2007...............................................     2,900
                2008...............................................     9,700
                2009...............................................    15,900
                2010...............................................    28,500
                                                                      -------
                                                                      $60,000
                                                                      =======

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

     For cash and cash equivalents and the revolving bank loans, the carrying amounts reported in the Consolidated Statements of Financial Position approximate fair value. The fair values of the interest rate swaps, short-term deposits and long-term insurance deposits are based upon quoted market prices at December 31, 1995 and 1994, where available. For the portion of short-term deposits and long-term insurance and security deposits where no quoted market price is available, the carrying amounts are believed to approximate fair value. For the other secured indebtedness, real estate mortgages, note payable and other long-term debt, the fair values are estimated using discounted cash flow analysis, based upon the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Senior Notes and the Convertible Debentures were based upon quoted market prices at December 31, 1995 and 1994.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 and 1994, are as follows (in thousands):

                                             DECEMBER 31, 1995           DECEMBER 31, 1994
                                          -----------------------     -----------------------
                                          CARRYING        FAIR        CARRYING        FAIR
                                           AMOUNT         VALUE        AMOUNT         VALUE
                                          ---------     ---------     ---------     ---------
    Other current assets
      Deposits..........................  $   7,505     $   7,505     $  11,713     $  11,713
    Insurance and security deposits
      Insurance deposits................     41,713        41,713        51,411        51,411
      Security deposits.................     34,679        34,679        32,894        32,894
    Long-term debt
      Interest rate swaps...............       (666)       (5,346)          (34)       (5,200)
      Other secured indebtedness........         --            --          (805)         (805)
      Real estate mortgages.............     (2,066)       (1,333)       (2,437)       (1,578)
      Note payable......................    (15,588)      (10,981)      (30,481)      (20,536)
      Senior Notes......................   (135,561)     (141,980)     (142,932)     (124,163)
      Convertible Debentures............     (9,804)       (9,118)       (9,879)       (5,730)
      Other long-term debt..............       (417)         (417)         (729)         (688)

15.  LEASE COMMITMENTS

     The Company leases buses and terminals from various parties pursuant to capital and operating leases expiring at various dates through 2033. In March 1994, the Company entered into two lease agreements in a $28.0 million sale/leaseback of 125 buses. In December 1995, the Company sold and leased back 23 buses for net proceeds of $6.2 million.

     At December 31, 1995, scheduled future minimum payments for the next five fiscal years ending December 31, under the capital leases and noncancelable operating leases are as follows (in thousands):

                                                                      CAPITAL     OPERATING
                                                                      LEASES       LEASES
                                                                      -------     ---------
    1996............................................................  $ 4,098     $  36,817
    1997............................................................    4,086        30,883
    1998............................................................    4,074        27,345
    1999............................................................    2,994        25,050
    2000............................................................    2,994        22,323
    Thereafter......................................................      454       110,132
                                                                      -------      --------
      Total minimum lease payments..................................   18,700     $ 252,550
                                                                      =======      ========
         Amounts representing interest..............................    4,206
                                                                      -------
              Present value of minimum lease payments...............  $14,494
                                                                      =======

     For the years ended December 31, 1995, 1994 and 1993, rental expenses for operating leases (net of sublease rental income of approximately $1.9 million, $1.7 million and $2.6 million, respectively) amounted to $47.8 million, $48.0 million, and $46.0 million, respectively. Rental expenses for bus operating leases, excluding casual rents and other short term leases during peak periods, amounted to $23.7 million in 1995 and are scheduled at $30.3 million for 1996.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

16.  STOCKHOLDERS' EQUITY

     In July 1995, the Company issued 415,044 shares of Common Stock to participants in the Company sponsored 401(k) cash or deferred retirement plans that cover substantially all of its ongoing salaried, hourly and represented employees.

     The Company filed a registration statement on Form S-3 relating to the sale of up to 10,004,144 shares of Common Stock which was declared effective on September 28, 1995, and on October 3, 1995, the sale of the stock was completed. Four million shares were sold by the Company and 6,004,144 shares were sold by Motor Coach Industries Limited, a selling stockholder. The Company did not receive any portion of the proceeds from the sale of shares of Common Stock by the selling stockholder.

     Net proceeds to the Company from the sale of the 4,000,000 shares of Common Stock offered by the Company were $15.4 million. The Company used $9.7 million of the net proceeds it received to repurchase (the "Senior Note Repurchase") $10.7 million aggregate principal amount of its 10% Senior Notes due 2001 (the "Senior Notes") pursuant to a put/call agreement with one of the Company's principal stockholders. The purchase price for the Senior Notes was based on arm's-length negotiations. The Company used the remaining net proceeds from the sale of the Common Stock for general corporate purposes. Pending use, the net proceeds to the Company from the offering were invested in short-term, interest-bearing securities or have been used to reduce the borrowings under the New Credit Facility.

     An amendment to the Company's Certificate of Incorporation was approved at a special meeting of stockholders on December 21, 1994. The amendment increases the number of shares of Common Stock of the Company authorized for issuance from 50,000,000 shares to 100,000,000 shares. The amendment was sought principally to permit the consummation of a financial restructuring of the Company involving an offer (the "Tender Offer") to convert the Company's 8.5% Convertible Subordinated Debentures due March 31, 2007, into Common Stock of the Company at an increased conversion rate and the offer (the "Rights Offering") pursuant to which the existing holders of Common Stock had the right to subscribe for and purchase, in the aggregate, $35 million of Common Stock, as well as to provide for future flexibility to take advantage of business or financial opportunities.

     On December 22, 1994, the Company announced the successful completion of the Tender Offer for its Convertible Debentures with $89.0 million, or 90.0%, of the outstanding Convertible Debentures being tendered and converted into approximately 22.8 million shares of the Company's Common Stock. At December 31, 1994, the Company's $35 million Rights Offering for approximately 16.3 million shares of Common Stock was fully committed and $19.9 million of the related proceeds had been received. The Company received the balance of the proceeds of the Rights Offering in January 1995. In connection with the Financial Restructuring, the Company incurred approximately $6.8 million in professional fees and prepaid $12.9 million in debt owed to MCIAC (see Note 18).

     The Company is authorized to issue 10,000,000 shares of $.01 par value preferred stock. The Board of Directors may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. During 1994, the Company designated 500,000 shares of preferred stock as "Series A" junior preferred stock in connection with the stockholders rights plan discussed below. No preferred stock had been issued as of December 31, 1995.

     On March 22, 1994, the Company's Board of Directors adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan provides for a dividend distribution of a Preferred Stock Purchase Right (the "Rights") for each share of Common Stock held by stockholders of record at the close of business on April 4, 1994. The Rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 15% or more of the Company's voting stock. The Rights have no voting rights and are not entitled to receive dividends. The Rights will expire on March 22, 2004. Each Right will entitle the holder to buy 1/100th of a share of Series A preferred stock at a price of $35. The Series A preferred stock would also have

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
one vote, voting together with the Common Stock upon issuance. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either Common Stock or shares in an acquiring entity at 50% of the market value. The Company will be entitled to redeem the Rights at $.01 per Right at any time through the tenth day following the acquisition of a 15% position in its voting stock.

     The Company has adopted five stock option plans under which options to purchase up to a total of 7,939,446 shares of Common Stock under the five plans may be granted to officers, key employees and directors of the Company. The following table sets forth option activity for the years ended December 31, 1995, 1994 and 1993:

                                                                       OPTIONS OUTSTANDING
                                                    SHARES       -------------------------------
                                                  AVAILABLE                         EXERCISE
                                                  FOR GRANT        SHARES       PRICE PER SHARE
                                                  ----------     ----------     ----------------
    Balance, December 31, 1992..................     665,636        698,000        $ 9.81-$11.25
      New shares authorized.....................   2,200,000             --                   --
      Options granted...........................  (1,486,500)     1,486,500        $14.44-$20.63
      Options exercised.........................          --       (112,255)       $ 9.81-$14.44
      Terminated or cancelled...................       2,000         (2,000)              $14.44
                                                   ---------      ---------
    Balance, December 31, 1993..................   1,381,136      2,070,245        $ 9.81-$20.63
      New shares authorized.....................      20,000             --                   --
      Options granted...........................  (1,380,700)     1,380,700        $ 2.06-$10.50
      Options exercised.........................          --         (1,370)              $ 9.81
      Terminated or cancelled...................   1,537,324     (1,537,324)       $ 2.84-$20.63
                                                   ---------      ---------
    Balance, December 31, 1994..................   1,557,760      1,912,251        $ 2.06-$20.63
      New shares authorized.....................   4,365,810             --                   --
      Options granted...........................  (3,892,186)     3,892,186        $ 1.66-$ 4.19
      Options exercised.........................          --         (9,400)              $ 2.84
      Terminated or cancelled...................     673,650       (683,650)       $ 1.66-$20.63
                                                   ---------      ---------
    Balance, December 31, 1995..................   2,705,034      5,111,387        $ 1.66-$20.63
                                                   =========      =========

     Of the 5,111,387 options outstanding at December 31, 1995, 14,744 have an exercise price of $9.81, 11,057 have an exercise price of $11.20, 15,000 have an exercise price of $11.25, 18,500 have an exercise price of $14.44, 130,000 have an exercise price of $20.63, 60,000 have an exercise price of $10.25, 30,000 have an exercise price of $10.50, 50,000 have an exercise price of $5.44, 25,000 have an exercise price of $2.13, 602,800 have an exercise price of $2.84, 11,100 have an exercise price of $2.16, 400,000 have an exercise price of $2.06, 982,000 have an exercise price of $1.66, 51,666 have an exercise price of $1.84, 600,000 have an exercise price of $2.31, 188,520 have an exercise price of $3.31, 1,666,000 have an exercise price of $3.09, 80,000 have an exercise price of $3.25, and 175,000 have an exercise price of $4.19. Of the 5,111,387 options outstanding at December 31, 1995, 683,986 options were exercisable at December 31, 1995.

17.  COMMITMENTS AND CONTINGENCIES

LABOR LITIGATION

     The Amalgamated Transit Union (the "ATU") strike in March 1990 resulted in litigation before the National Labor Relations Board ("NLRB"). In early 1995, a settlement among the ATU, the NLRB and the Company was finalized. The settlement resulted in the dismissal of all litigation between the ATU, the NLRB and the Company, with the exception of one issue related to the Company's granting, in 1990, of experience-

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
based seniority ("EBS") to drivers hired with previous commercial driving experience. The Company continued to litigate this issue before the NLRB. In September 1994, an Administrative Law Judge ("ALJ") of the NLRB issued a ruling finding that the granting of EBS to drivers with previous commercial driving experience constituted an unfair labor practice by the Company. The Company appealed the ALJ's ruling. In October 1995, the NLRB affirmed the ALJ's ruling. The Company opted not to appeal the NLRB's decision and in December 1995 announced that it would eliminate EBS, effective in January 1996.

     In June 1995, the Company extended an offer to over 350 post-March 1990 drivers with EBS. Pursuant to the offer, approximately 80% of eligible drivers agreed to relinquish their seniority rights in return for cash payments. In December 1995, a revised offer was made to the post-March 1990 drivers who did not accept the prior buyout. Approximately two-thirds of the remaining drivers accepted the revised offer, leaving, as of March 1, 1996, 21 post-March 1990 drivers who have not released the Company from liability as a result of their loss of EBS seniority. These remaining 21 drivers could sue the Company based on damages allegedly resulting from the loss of EBS, although to date, only one of these remaining drivers has commenced litigation. Based on an assessment of the potential liability it could face from claims by these remaining EBS drivers, the Company does not believe that any such liability exposure is material nor should it materially exceed the amounts recorded. The elimination of EBS also affected drivers hired before March 1990. However, liability to this class of drivers was resolved in the aforementioned settlement.

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

     In September 1995, the Company agreed with the DOJ to the entry of a consent decree that would end the investigation. Under the provisions of the consent decree, the Company has agreed not to enforce a provision in its bus terminal lease agreements prohibiting a tenant bus carrier from selling its tickets within 25 miles of the Company's terminal and has agreed not to adopt any comparable provision. The Company rarely enforced this lease provision and recently revised its lease agreements to eliminate the provision. The consent decree was approved by a federal district court on February 28, 1996 and is now final. The consent decree does not constitute an admission by the Company of any violation of the law, liability or wrongdoing. Management of the Company believes that the consent decree will have no material impact on the Company's business, financial condition or results of operations.

OKLAHOMA SALES TAX CLAIM

     In January 1991, the Oklahoma Tax Commission ("OTC") filed a proof of claim with the Bankruptcy Court in connection with the Company's 1990 Chapter 11 bankruptcy case. That claim related to sales taxes which the OTC alleged were due and owing by the Company on interstate bus tickets sold in Oklahoma. The

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

OTC claim involved a proposed assessment of approximately $908,000 plus additional interest from the date of the claim.

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

     Subsequent to the Supreme Court's decision, the Company's case has been remanded to the Bankruptcy Court where additional proceedings concerning the claim will be heard. In April 1995, the Company began collecting sales taxes from its customers for interstate bus tickets sold in Oklahoma. Additionally, the OTC conducted an audit for the sales taxes due for the period from August 1992 to July 1995. The Company established a reserve during 1995 for its estimate of the liability for the Bankruptcy claim and such audits. Based on an assessment of the potential liability, the Company does not believe that any such liability exposure is material nor should it materially exceed the amounts recorded. Effective as of January 1, 1996, by federal legislation, all states, including Oklahoma, are prohibited from collecting sales, use or similar taxes on interstate bus tickets.

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

     All the purported class action cases referred to above (with the exception of one suit that was dismissed before being served on any defendants) have been transferred to the United States District Court for the Northern District of Texas, the Court in which the first purported class action suit was filed, and are pending under a case styled In re Greyhound Securities Litigation, Civil Action 3-94-CV-1793-G. A joint pretrial order has been entered in the class action litigation which consolidates for pretrial and discovery purposes all of the stockholder actions and, separately, all of the debtholder actions. The joint pretrial order required plaintiffs to file consolidated amended complaints and excused answers to the original complaints. In July 1995, the plaintiffs filed their consolidated amended complaints, naming Greyhound Lines, Inc., Frank
J. Schmieder, J. Michael Doyle, Phillip W. Taff, Robert R. Duty, Don T. Seaquist, Charles J. Lee, Charles A. Lynch and Smith Barney Incorporated as defendants. Messrs. Lee and Lynch were subsequently dismissed from the case by the plaintiffs. In September 1995, the various defendants filed motions to dismiss plaintiffs' complaints. Also, in September 1995, plaintiffs filed a motion seeking to certify the class of plaintiffs. Both motions have been fully briefed and are pending for decision before the Court.

     In November 1994, a shareholder derivative lawsuit was filed by Harvey R. Rice, a purported owner of the Company's Common Stock, against present directors and former officers and directors of the Company and the Company as a nominal defendant. The suit seeks to recover monies obtained by certain defendants by allegedly trading in the Company's securities on the basis of nonpublic information and to recover monies for certain defendants' alleged fraudulent dissemination of false and misleading information concerning the Company's financial condition and future business prospects. The suit, filed in the Delaware Court of Chancery, New Castle County, is styled Harvey R. Rice v. Frank
J. Schmieder, J. Michael Doyle, Charles A. Lynch, Richard J. Caley, Thomas F. Meagher, Thomas G. Plaskett, Kenneth R. Norton, Robert B. Gill, Alfred E. Osborne, Jr., J. Patrick Foley, Charles J. Lee and Greyhound Lines, Inc., Civil Action No. 13854. Pursuant to a stipulation, the time for all defendants to answer, move or otherwise plead with respect to the derivative complaint is not yet due.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     In May 1995, a lawsuit was filed on behalf of two individuals, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Ohio, is styled James Illius and Teodore J. Krawec v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 1-95-CV-1140. The defendants filed a motion to transfer venue seeking to have the case transferred to the Northern District of Texas where the class action litigation is pending. In September 1995, the defendants' motion was granted and pursuant to the joint pretrial order in the class action case, the matter will be consolidated into the litigation pending before the Court in Dallas.

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

     In January 1995, the Company received notice that the Securities and Exchange Commission (the "SEC") is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its present and former officers, directors and employees and other persons. The SEC Order of Investigation (the "Order of Investigation") states that the SEC is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the SEC has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the SEC has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. In September 1995, the SEC served a document subpoena on the Company requiring the production of documents, most of which the Company voluntarily produced to the SEC in late 1994. The Company is fully cooperating with the SEC's investigation of these matters. The probable outcome of this investigation cannot be predicted at this stage in the proceeding.

INSURANCE COVERAGE

     The Interstate Commerce Commission (now the DOT) has granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the Company is required to maintain a tangible net worth of $10.0 million (as of December 31, 1995, the Company's tangible net worth was $129.8 million) and to maintain a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. Subsequent to the self-insurance grant by the federal government, thirty-eight states granted the Company the authority to self-insure its intrastate automobile liability exposure. The Company maintains comprehensive automobile liability and general liability insurance to insure its assets and operations subject to a $1.5 million self-insured retention per occurrence. The Company also maintains property insurance subject to a $0.1 million deductible per occurrence, and maintains workers compensation insurance, subject to a $1.0 million deductible per occurrence.

     Insurance coverage and risk management expense are a key component of the Company's cost structure. The Company has embarked on an aggressive risk reduction and claims reduction program. Due to a decrease

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
in the pending inventory of claims, certain insurance carriers have reduced their collateral and security requirements for previous years' claims, which resulted in a return of collateral and security to the Company of approximately $8.5 million during April 1995 and approximately $14.0 million during December 1995. A decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a materially adverse effect on the Company's financial condition.

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted by Company personnel, 74 locations have been identified as sites requiring potential clean-up and/or remediation as of December 31, 1995. The Company has estimated the clean-up and/or remediation costs of these sites to be $4.3 million, of which $0.9 million is indemnifiable by the predecessor owner of the Greyhound domestic bus operations now know as the Dial Corp ("Dial"). The Company has no reason to believe that Dial will not fulfill its indemnification obligations to the Company. However, if Dial does not fulfill such obligations, the Company could have liability with respect to those matters. Additionally, the Company has been designated as a potentially responsible party by the EPA at three Superfund sites where the Company and other parties face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of the minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a $1.0 million receivable from Dial for the indemnification at December 31, 1995, including costs associated with previously remediated sites. The Company has also recorded a total environmental reserve of $4.2 million at December 31, 1995 for noncapitalizable expenses related to the sites identified for potential clean-up and/or remediation. The reserve amount for the remaining sites is based on discounted cash flows at a discount rate of 8%. Management believes that adequate accruals have been made related to all known environmental matters.

     At December 31, 1995, clean-up and/or remediation costs under the plan are as follows (in thousands):

    1996........................................................................   $2,030
    1997........................................................................    1,209
    1998........................................................................      469
    1999........................................................................      144
    Thereafter..................................................................      438
                                                                                   ------
    Total environmental expenditures............................................    4,290
                                                                                   ======
    Amounts representing interest...............................................       73
                                                                                   ------
    Reserve for environmental expenditures......................................   $4,217
                                                                                   ======

POTENTIAL PENSION PLAN FUNDING REQUIREMENTS.

     The most significant of the Company's five defined benefit pension plans is the Greyhound Lines, Inc. Retirement and Disability Trust (the "ATU Plan") which covers approximately 17,000 current and former employees, primarily drivers, fewer than 1,500 of whom are active employees as of December 31, 1995. The ATU Plan was closed to new participants in November 1983 and, as a result, over 79% of the participants are 50 or more years old. For financial reporting and investment planning purposes, the Company uses a mortality table that closely matches the actual experience related to the existing participant population.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     In December 1994, the Congress passed the General Agreement on Tariffs and Trade ("GATT") legislation. Included in this bill was a specification that Employee Retirement Income Security Act of 1974, as amended ("ERISA") funding requirements for pension plans be calculated using a specific actuarial mortality table ("GATT-specified table"). This GATT-specified table differs significantly from the table the Company has been using to value the pension liabilities for financial reporting purposes. If the Company is required to measure the pension liability, for ERISA funding purposes, utilizing the GATT-specified table, it will be required to begin making contributions to the ATU Plan at some time after 1997 in annual amounts potentially ranging from $2.3 million to $19.8 million. Management believes, however, that the ATU Plan is currently adequately funded to meet the future benefit obligations. If the Company is required to measure ERISA funding requirements using the GATT-specified table, the Company believes that the ATU Plan will be over-funded on an actual basis. Additionally, the ATU Plan documents provide that if the Company is required to make contributions, benefits will be frozen and active participants will not accrue any further benefits for continued service. This freeze could contribute to further over-funding since the earnings on the assets that are normally applied to fund current service accruals would be entirely applied to increase the funding levels of the ATU Plan. If the ATU Plan is over-funded, the excess assets cannot be returned to the Company.

     The Company is exploring whether it may be able to obtain general or specific relief from this requirement.

OTHER LEGAL PROCEEDINGS

     In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the self-retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would materially exceed the amounts recorded.

18.  RELATED PARTY TRANSACTIONS

  Motor Coach Industries International, Inc.

     Transportation Manufacturing Operations, Inc. ("TMO"), a wholly owned subsidiary of MCII, agreed to act as a standby purchaser in the Rights Offering. Motor Coach Industries, Inc. ("MCI"), a subsidiary of TMO, is the Company's principal supplier of new motor coaches. TMO assigned its standby purchase obligations to Motor Coach Industries Limited, which purchased 6,004,144 shares in the Rights Offering.

     As an inducement to serve as a standby purchaser, the Company paid TMO a commitment fee of approximately $137,000 (representing 1% of TMO's total standby purchase commitment), and a takedown fee of approximately $387,000 (representing 3% of the price paid for the shares actually purchased by TMO pursuant to the standby commitment). In addition, the Company extended the term of the Bus Purchase Requirements Agreement dated March 18, 1987 between the Company, MCI and Transit Bus International, Inc., which also is a subsidiary of MCII, from March 18, 1997 to March 18, 1998. The Company must purchase at least 75% of its new bus requirements, if any, pursuant to that agreement. The Company also has agreed that it would prepay a portion of the "purchase price" to become due and payable under a Conditional Sales Contract and Security Agreement entered into in 1994 between the Company and MCI and assigned to MCI Acceptance Corp. ("MCIAC"), a wholly owned subsidiary of MCII. The Conditional Sales Contract to

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
be repaid arose out of the financing of 151 intercity coaches purchased by the Company in 1994. The obligations thereunder currently bear interest at the prime rate plus 1.5% per annum and mature over ten years. This pre-payment, in the amount of $12.9 million, was made in February 1995 and resulted in the release of liens on 64 buses which collateral is available for refinancing. In addition, the Company has agreed that it will use its best efforts to refinance, on commercially reasonable terms, all other amounts owed to MCIAC. At December 31, 1995, the aggregate principal amount owed to MCIAC was approximately $6.7 million.

     As part of the standby purchase agreement, the Company granted TMO two demand registration rights with respect to the shares purchased by it, and agreed to bear all the expenses (other than discounts and commissions, fees and expenses of TMO's counsel) of effecting the registration of those shares. The Company filed a registration statement on Form S-3 relating to the sale of up to 10,004,144 shares of Common Stock which was declared effective on September 28, 1995, and on October 3, 1995, the sale of the stock was completed. Four million shares were sold by the Company and 6,004,144 shares were sold by Motor Coach Industries Limited, a selling stockholder. The Company did not receive any portion of the proceeds from the sale of shares of Common Stock by the selling stockholder.

     The Company's President and Chief Executive Officer, Craig R. Lentzsch, previously served as Executive Vice President and Chief Financial Officer of MCII where he had been employed from 1992 to November 1994.

  Universal Coach Parts, Inc.

     Universal Coach Parts, Inc. ("UCP") is a nationwide distributor of service parts and since December 1992 has provided inventory and inventory management services for the Company. UCP is also a wholly owned subsidiary of MCII. For the years ended December 31, 1995, 1994 and 1993, the Company paid $15.2 million, $11.5 million, and $5.5 million, respectively, to UCP for the purchase of inventory and inventory management services. Additionally, at December 31, 1995 and 1994, the Company included in its Consolidated Statements of Financial Position, net amounts payable to UCP of $1.4 million and $1.5 million, respectively.

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

     Herbert Abramson, Director and Vice President of Connor Clark, served on the Company's Board of Directors from September 21, 1994 until his resignation on October 26, 1995.

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

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

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

  Put/Call Agreement with Certain Shareholder

     In June 1995, the Company entered into a Put/Call agreement with a certain shareholder in which the shareholder was to purchase, on the market, up to $15.0 million face amount of the Company's Senior Notes. In December 1995, the Company exercised its option to purchase the $10.7 million aggregate principal of its Senior Notes held by the shareholder for the purchase price of $9.7 million, as specified under the terms of the agreement. The completion of this transaction satisfied each party's obligations under the agreement and it has been terminated.

  Frederick F. Richards

     Frederick F. Richards, has been engaged by the Company as an independent management consultant on an at will basis since November 1994, supplying consulting services to the Company on a variety of operational and technology issues. Mr. Richards received $160,000 for these services in 1995 from the Company. Mr. Richards is the son-in-law of A. A. Meitz, a director of the Company since November 21, 1995.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years ended December 31, 1995 and 1994 are as follows (in thousands, except per share amounts):

                                               FIRST        SECOND       THIRD        FOURTH
          YEAR ENDED DECEMBER 31, 1995        QUARTER      QUARTER      QUARTER      QUARTER
    ----------------------------------------  --------     --------     --------     --------
    Operating revenues......................  $131,793     $161,367     $198,946     $165,258
    Operating expenses......................   143,640      164,211      176,982      163,168
                                              --------     --------     --------     --------
    Operating income (loss).................   (11,847)      (2,844)      21,964        2,090
    Interest expense........................     6,868        7,013        6,606        6,320
    Income tax provision....................         2           26           25          321
                                              --------     --------     --------     --------
    Net income (loss).......................  $(18,717)    $ (9,883)    $ 15,333     $ (4,551)
                                              ========     ========     ========     ========
    Net income (loss) per share of Common
      Stock:
      Primary...............................  $  (0.36)    $  (0.18)    $   0.27     $  (0.08)
                                              ========     ========     ========     ========
      Fully diluted.........................  $  (0.36)    $  (0.18)    $   0.27     $  (0.08)
                                              ========     ========     ========     ========
          YEAR ENDED DECEMBER 31, 1994
    Operating revenues......................  $133,852     $151,073     $185,736     $145,670
    Operating expenses......................   152,598      178,145      167,074      183,990(a)
                                              --------     --------     --------     --------
    Operating income (loss).................   (18,746)     (27,072)      18,662      (38,320)
    Interest expense........................     7,904        7,657        9,033        8,862
    Income tax provision (benefit)..........   (10,639)      10,656       17,039         (194)
                                              --------     --------     --------     --------
    Loss before extraordinary items.........   (16,011)     (45,385)      (7,410)     (46,988)
    Extraordinary items.....................        --           --        3,158      (41,531)(b)
                                              --------     --------     --------     --------
    Net loss................................  $(16,011)    $(45,385)    $(10,568)    $ (5,457)
                                              ========     ========     ========     ========
    Loss per share of Common Stock:
      Primary
         Loss before extraordinary items....  $  (1.09)    $  (3.10)    $   (.51)    $  (2.74)
         Extraordinary items................        --           --         (.21)        2.42
                                              --------     --------     --------     --------
         Net loss...........................  $  (1.09)    $  (3.10)    $   (.72)    $  (0.32)
                                              ========     ========     ========     ========
      Fully diluted
         Loss before extraordinary items....  $  (1.09)    $  (3.10)    $   (.51)    $  (2.74)
         Extraordinary items................        --           --         (.21)        2.42
                                              --------     --------     --------     --------
         Net loss...........................  $  (1.09)    $  (3.10)    $   (.72)    $  (0.32)
                                              ========     ========     ========     ========

---------------

(a) The Company recorded $37.8 million in certain operating charges in the fourth quarter of 1994. Those charges related to the write-down to the expected market value of certain real estate assets which were expected to be classified as surplus, adverse claims development in 1994, certain litigation exposure and costs related to the Company's strategic and operational reorganization.

(b) Amount primarily represents a $41.9 million extraordinary gain related to the conversion of the Convertible Debentures to Common Stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Greyhound Lines, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Greyhound Lines, Inc. and subsidiaries included in this Form 10-K and have issued our reports thereon dated February 12, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at
Item 8 (Schedule II) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

Dallas, Texas
February 12, 1996

                                                                     SCHEDULE II

                   GREYHOUND LINES, INC. AND SUBSIDIARIES (A)
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                   ADDITIONS     ADDITIONS
                                     BALANCE AT    CHARGED TO    CHARGED TO                        BALANCE
                                     BEGINNING     COSTS AND       OTHER                            AT END
           CLASSIFICATION            OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS         OF PERIOD
------------------------------------ ----------    ----------    ----------    ----------         ----------
December 31, 1995:
  Allowance for Doubtful Accounts...  $    840      $    975      $ (1,011)     $   (587)(b)       $    217
  Inventory Reserves................        61            48            --            --                109
  Accumulated Amortization of
     Intangible Assets..............     9,644         5,790          (533)           --             14,901
  Reserves for Injuries and
     Damages........................    72,343        33,788            --       (40,470)(f)         65,661
                                       -------       -------       -------      --------            -------
          Total Reserves and
            Allowances..............  $ 82,888      $ 40,601      $ (1,544)     $(41,056)          $ 80,889
                                       =======       =======       =======      ========            =======
December 31, 1994:
  Allowance for Doubtful Accounts...  $    707      $    926      $     --      $   (793)(b)       $    840
  Inventory Reserves................        --            61            --            --                 61
  Accumulated Amortization of
     Intangible Assets..............     5,533         4,777            --          (666)(g)(e)       9,644
  Reserves for Injuries and
     Damages........................    41,770        66,355            --       (35,782)(f)         72,343
                                       -------       -------       -------      --------            -------
          Total Reserves and
            Allowances..............  $ 48,010      $ 72,119      $     --      $(37,241)          $ 82,888
                                       =======       =======       =======      ========            =======
December 31, 1993:
  Allowance for Doubtful Accounts...  $  1,039      $    298      $     --      $   (630)(b)       $    707
  Inventory Reserves................       100            --            --          (100)(c)             --
  Accumulated Amortization of
     Intangible Assets..............     6,638         4,206            --        (5,311)(d)(e)       5,533
  Reserves for Injuries and
     Damages........................    44,230        36,738            --       (39,198)(f)         41,770
                                       -------       -------       -------      --------            -------
          Total Reserves and
            Allowances..............  $ 52,007      $ 41,242      $     --      $(45,239)          $ 48,010
                                       =======       =======       =======      ========            =======

---------------

(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b) Write-off of uncollectible receivables net of recovery of bad debt.

(c) Includes book-to-physical inventory adjustments.

(d) Write-off of goodwill.

(e) Write-off of other assets and deferred costs.

(f) Payments of settled claims.

(g) Write-off of software.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of March 14, 1996. All executive officers hold office at the pleasure of the Board of Directors.

             NAME               AGE                        OFFICE
------------------------------  ---     ---------------------------------------------
Richard J. Caley..............  69      Director (Class III)
Linda Chavez..................  48      Director (Class III)
Craig R. Lentzsch.............  47      Director (Class I); President, and Chief
                                        Executive Officer
A. A. Meitz...................  58      Director (Class III)
Frank L. Nageotte.............  69      Director (Class I)
Alfred E. Osborne, Jr.........  51      Director (Class II)
Stephen M. Peck...............  61      Director (Class II)
Thomas G. Plaskett............  52      Director (Class I); Chairman of the Board
Ernest P. Werlin..............  51      Director (Class II)
Bradley T. Harslem............  43      Senior Vice President -- Information Services
                                        and Chief Information Officer
Jack W. Haugsland.............  55      Executive Vice President and Chief Operating
                                        Officer
J. Floyd Holland..............  60      Senior Vice President -- Operations
Steven L. Korby...............  50      Executive Vice President, Chief Financial
                                        Officer and Treasurer

DIRECTORS

     Richard J. Caley was appointed a Director of the Company on October 31, 1991. From 1978 to 1982, Mr. Caley served as President of Wilson Sporting Goods Co., a division of PepsiCo Inc., and Chairman of the Board and Chief Executive Officer of North American Van Lines. From 1971 to 1978, Mr. Caley served as President of the PepsiCo Transportation Division. Mr. Caley retired in 1982, although from May 15, 1989, to November 15, 1989, Mr. Caley served as President, Chief Operating Officer and Director of HEM Pharmaceuticals.

     Linda Chavez was elected to the Board of Directors on November 21, 1995. Ms. Chavez has been President of the Center for Equal Opportunity since 1995. From 1988 to 1995, Ms. Chavez was a Senior Fellow at the Manhattan Institute for Policy Research. Ms. Chavez, a political commentator, writes a weekly column for USA Today and has contributed articles to the Wall Street Journal, The New Republic and the Washington Post. Ms. Chavez has appeared on The McLaughlin Group and NewsHour with Jim Lehrer. In 1985, Ms. Chavez was appointed Director of the Office of Public Liaison for the White House and from 1983 to 1985 was Director of the U.S. Commission on Civil Rights.

     Craig R. Lentzsch was elected to the Board of Directors on August 26, 1994. Effective November 15, 1994, Mr. Lentzsch became President and Chief Executive Officer of the Company. Mr. Lentzsch also served as Chief Financial Officer of the Company from November 22, 1994 to April 10, 1995. Mr. Lentzsch previously served as Executive Vice President and Chief Financial Officer of Motor Coach Industries International, Inc. where he had been employed from 1992 to 1994; as President and Chief Executive Officer of Continental Asset Services, Inc. from 1991 to 1992; as a private consultant to, and investor in, Storehouse, Inc. from 1983 to 1991 and Communications Partners, Ltd. from 1989 to 1991; as Vice Chairman, Executive Vice President and a Director of the Company from March 1987 to December 1989; and as Co-founder and President of BusLease, Inc. from 1980 to 1989. Mr. Lentzsch also serves as a director of Hastings Books, Records and Tapes and Enginetech, Inc.

     A.A. Meitz was elected to the Board of Directors on November 21, 1995. Mr. Meitz is a retired Senior Vice President of Booz Allen & Hamilton where he was employed from 1965 to 1994. From 1981 to 1983 Mr. Meitz served as a member of that firm's board of directors. Mr. Meitz also serves as a director of: Banctec, Inc., Associated Materials Corporation, and Northern Trust Bank of Texas. He is a member of the Executive Board of the Cox School of Business at Southern Methodist University. Mr. Meitz was also the Chairman of the Texas Senate Advisory Committee on Business, Technology and Education from 1984 to 1985.

     Frank L. Nageotte was elected to the Board of Directors on February 27, 1995. Mr. Nageotte was a director of Motor Coach Industries International, Inc. from 1993 to 1995, and Greyhound Lines, Inc. from 1987 to 1990 and currently serves as a director of Citizens Auto Stages. From 1982 to 1987 Mr. Nageotte served as President and Chief Operating Officer of The Greyhound Corporation, where he was the Chief Executive Officer of the Company's predecessor from 1978 to 1982. Mr. Nageotte worked for the Company's predecessor for 40 years.

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

     Stephen M. Peck was elected to the Board of Directors on May 31, 1995. Mr. Peck is currently a private investor. From March 1989 to December 1994, Mr. Peck was a General Partner of SMP Associates, L.P., an investment partnership. Formerly he was a Managing and Special Partner of Weiss, Peck & Greer and participated in its founding in 1970. From 1986 to mid-1988 he served as Chief Investment Officer and a director of Reliance Insurance Company. From May 1985 to January 1988, Mr. Peck served as a director of Tiger International. He was elected a Governor of the New York Stock Exchange, Inc. in 1969, served as Vice Chairman of the Board of Governors from May 1971 to July 1972, and served as Chairman of its Surveillance Committee from December 1974 to May 1978. Mr. Peck served as a member of the Audit Committee of the City of New York from February 1979 to February 1981. Mr. Peck is currently Chairman of the Boards of Trustees of the Mount Sinai Hospital and School of Medicine, a member of the Board of Trustees of the Manhattan Institute for Policy Research, and a member of the Board of the Jewish Theological Seminary of America.

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

     Ernest P. Werlin was elected to the Board of Directors on May 31, 1995. Mr. Werlin is currently President of High View Capital. He has also served as Chairman of the Board of Directors of Jamesway Corporation since March 1995. From 1992 to March 1995, Mr. Werlin was employed by Steinhardt Management. From April 1990 to 1992, Mr. Werlin was a private investor. From January 1989 to April 1990, Mr. Werlin was Managing Director of Stamford Capital. From August 1988 to December 1988, Mr. Werlin was an Associate Managing Director of Bear, Stearns & Company. He was employed by Morgan Stanley & Company from April 1980 to May 1988 as the Chairman of the Fixed Income New Product Development Committee and as Managing Director, Manager of Corporate Bond Trading desk and Special Situations. From April 1978 to April 1980, Mr. Werlin served as Co-Manager of the Corporate Bond Department of Donaldson, Lufkin & Jenrette. He also served as Senior Administrator to the President of Lehman Brothers from June 1976 to April 1978. Additionally, from July 1991 to June 1992, Mr. Werlin was a director of Todd Shipyards.

     The Restated Certificate of Incorporation of the Company currently provides that the Board of Directors shall consist of nine directors, divided into three classes. The term of office of the Class II directors expires at the 1996 annual meeting of stockholders, the term of those in Class III expires at the 1997 annual meeting of stockholders and the term of those in Class I expires at the 1998 annual meeting of stockholders. At each annual meeting of stockholders, directors in the class to be elected at such meeting will be elected for three-year terms to succeed those directors whose terms are expiring.

     The Board of Directors has established an Executive Committee consisting of Messrs. Plaskett (Chairman), Lentzsch and Nageotte, which committee possesses the powers and discharges the duties of the Board of Directors during interim periods between meetings of the full board. The Board of Directors also has established an Audit Committee consisting of Mr. Osborne (Chairman), Ms. Chavez and Messrs. Nageotte and Werlin; an Organization and Compensation Committee consisting of Messrs. Caley (Chairman), Meitz, Osborne, Peck and Werlin; a Committee on Directors consisting of Messrs. Lentzsch (Chairman), Caley, Peck and Plaskett. Messrs. Caley, Lentzsch, Osborne and Plaskett served as members of the Finance Committee until the Finance Committee was dissolved on May 31, 1995. It is the Board's intent to periodically modify committee assignments and chairmanships.

EXECUTIVE OFFICERS

     In addition to Craig R. Lentzsch, the other executive officers of the Company are as set forth below.

     Bradley T. Harslem joined the Company in December 1993 and serves as Senior Vice President -- Information Services and Chief Information Officer. He is responsible for all of the Company's computer systems and for the operation of the telephone sales centers. Prior to joining the Company, Mr. Harslem worked for American Airlines, Inc. for 18 years in various engineering, finance, planning, marketing and technology roles. He served as Vice President -- Sabre Travel Information Network from 1991 to 1993; as Vice President -- Sabre Computer Services from 1988 to 1991 and as Managing Director -- Marketing Administration from 1987 to 1988.

     Jack W. Haugsland joined the Company on May 15, 1995 as Executive Vice President and Chief Operating Officer. From 1992 to 1995 Mr. Haugsland was President and Chief Executive Officer of Gray Line Worldwide. From 1990 to 1992 Mr. Haugsland held the position of Senior Vice President of Operations for the Company; and from 1986 to 1990 Mr. Haugsland served as President of Greyhound Travel Services, Inc., a former subsidiary of the Company. Mr. Haugsland began employment with the Company's predecessor in 1964.

     J. Floyd Holland has served as Senior Vice President -- Operations since September 1994 and is responsible for equipment maintenance, engineering, driver and bus operations and customer service. From October 1992 to September 1994, he served as Vice President -- Maintenance of the Company. From July 1987 to September 1992, he was Vice President -- Fleet Operations and was responsible for fleet planning and allocation. From October 1979 to July 1987, Mr. Holland served as Vice President of Operations and Transportation of Trailways. Mr. Holland held various management positions with predecessor companies since he began employment in 1958 with Trailways. Mr. Holland has been a member of the Board of Directors and Executive Committee of the National Bus Traffic Association since 1991.

     Steven L. Korby joined the Company as Executive Vice President, Chief Financial Officer and Treasurer effective April 13, 1995. Prior to joining the Company, Mr. Korby was President of Armstrong Capital Corporation from 1994 to 1995 and served as Executive Vice President, Chief Financial Officer and Chief Technology Officer of Neodata Corporation and its predecessors from 1983 to 1993.

     There is no family relationship between any of the directors or nominees for director and executive officers of the Company.

SECTION 16(A) DELINQUENT FILER DISCLOSURE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners of the Company are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the year ended December 31, 1995, except that: (a) Frank
L. Nageotte, a director, filed a late Form 3 and a late Form 4 after being appointed to the Board of Directors in February 1995; (b) Steven L. Korby, Executive Vice President, Chief Financial Officer and Treasurer, filed an amended Form 3 after joining the Company in April 1995; (c) Stephen M. Peck, a director, filed a late Form 3 after being elected to the Board of Directors in May 1995; and (d) Ernest P. Werlin, a director, filed a late Form 3 after being elected to the Board of Directors in May 1995.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Motor Coach Industries International, Inc.

     Transportation Manufacturing Operations, Inc. ("TMO"), a wholly owned subsidiary of MCII, agreed to act as a standby purchaser in the Rights Offering. Motor Coach Industries, Inc. ("MCI"), a subsidiary of TMO, is the Company's principal supplier of new motor coaches. TMO assigned its standby purchase obligations to Motor Coach Industries Limited, which purchased 6,004,144 shares in the Rights Offering.

     As an inducement to serve as a standby purchaser, the Company paid TMO a commitment fee of approximately $137,000 (representing 1% of TMO's total standby purchase commitment), and a takedown fee of approximately $387,000 (representing 3% of the price paid for the shares actually purchased by TMO pursuant to the standby commitment). In addition, the Company extended the term of the Bus Purchase Requirements Agreement dated March 18, 1987 between the Company, MCI and Transit Bus International, Inc., which also is a subsidiary of MCII, from March 18, 1997 to March 18, 1998. The Company must purchase at least 75% of its new bus requirements, if any, pursuant to that agreement. The Company also has agreed that it would prepay a portion of the "purchase price" to become due and payable under a Conditional Sales Contract and Security Agreement entered into in 1994 between the Company and MCI and assigned to MCI Acceptance Corp. ("MCIAC"), a wholly owned subsidiary of MCII. The Conditional Sales Contract to be repaid arose out of the financing of 151 intercity coaches purchased by the Company in 1994. The obligations thereunder currently bear interest at the prime rate plus 1.5% per annum and mature over ten years. This pre-payment in the amount of $12.9 million was made in February 1995 and resulted in the release of liens on 64 buses which collateral is available for refinancing. In addition, the Company has agreed that it will use its best efforts to refinance, on commercially reasonable terms, all other amounts owed to MCIAC. At December 31, 1995, the aggregate principal amount owed to MCIAC was approximately $6.7 million.

     As part of the standby purchase agreement, the Company granted TMO two demand registration rights with respect to the shares purchased by it, and agreed to bear all the expenses (other than discounts and commissions and fees and expenses of TMO's counsel) of effecting the registration of those shares. The

Company filed a registration statement on Form S-3 relating to the sale of up to 10,004,144 shares of Common Stock which was declared effective on September 28, 1995, and on October 3, 1995, the sale of the stock was completed. Four million shares were sold by the Company and 6,004,144 shares were sold by Motor Coach Industries Limited, a selling stockholder. The Company did not receive any portion of the proceeds from the sale of shares of Common Stock by the selling stockholder.

     The Company's President and Chief Executive Officer, Craig R. Lentzsch, previously served as Executive Vice President and Chief Financial Officer of MCII where he had been employed from 1992 to November 1994.

  Universal Coach Parts, Inc.

     Universal Coach Parts, Inc. ("UCP") is a nationwide distributor of service parts and since December 1992 has provided inventory and inventory management services for the Company. UCP is also a wholly owned subsidiary of MCII. For the years ended December 31, 1995, 1994 and 1993, the Company paid $15.2 million, $11.5 million and $5.5 million, respectively, to UCP for the purchase of inventory and inventory management services. Additionally, at December 31, 1995 and 1994, the Company included in its Consolidated Statements of Financial Position, net amounts payable to UCP of $1.4 million and $1.5 million, respectively.

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

     Herbert Abramson, Director and Vice President of Connor Clark, served on the Company's Board of Directors from September 21, 1994 until his resignation on October 26, 1995.

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

  Put/Call Agreement with Certain Shareholder

     In June 1995, the Company entered into a Put/Call agreement with a certain shareholder in which the shareholder was to purchase, on the market, up to $15.0 million face amount of the Company's Senior Notes. In December 1995, the Company exercised its option to purchase the $10.7 million aggregate principal of its Senior Notes held by the shareholder for the purchase price of $9.7 million, as specified under the terms of the agreement. The completion of this transaction satisfied each party's obligations under the agreement and it has been terminated.

  Frederick F. Richards

     Frederick F. Richards, has been engaged by the Company as an independent management consultant on an at will basis since November 1994, supplying consulting services to the Company on a variety of operational and technology issues. Mr. Richards received $160,000 for these services in 1995 from the Company. Mr. Richards is the son-in-law of A. A. Meitz, a Director of the Company since November 21, 1995.

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

                                                                                 PAGE NO.
                                                                                 --------
    Management Report on Responsibility for Financial Reporting................     26
    Report of Independent Public Accountants...................................     27
    Consolidated Statements of Financial Position at December 31, 1995 and
      1994.....................................................................     28
    Consolidated Statements of Operations for the Years Ended December 31,
      1995, 1994 and 1993......................................................     29
    Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1995, 1994 and 1993.........................................     30
    Consolidated Statements of Cash Flows for the Years Ended December 31,
      1995, 1994 and 1993......................................................     31
    Notes to Consolidated Financial Statements.................................     32
    Report of Independent Public Accountants on Financial Statement Schedule...     56
    Schedule II -- Valuation and Qualifying Accounts...........................     57

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

         4.5         -- Rights Agreement, dated as of March 22, 1994, between the Registrant and Mellon Securities Trust Company, as Rights Agent.(11)
         4.6         -- Form of Promissory Note issued to holders of priority tax claims against the Registrant, including a schedule of holders of such notes and principal amounts thereof.(4)
         4.7         -- Amended and Restated Loan and Security Agreement dated as of October
                        13, 1994 by and between Greyhound Lines, Inc. and Foothill Capital
                        Corporation.(15)
         4.8         -- Amendment Number One to Amended and Restated Loan and Security
                        Agreement dated March 27, 1995 by and between Greyhound Lines, Inc.
                        and Foothill Capital Corporation.(17)
         4.9         -- Second Amended and Restated Loan and Security Agreement dated as of
                        June 5, 1995 by and between Greyhound Lines, Inc. and Foothill
                        Capital Corporation.(19)
        10.1         -- Acquisition Agreement dated December 22, 1986, among The Greyhound
                        Corporation, Greyhound Lines, Inc., the Registrant, GLI Holding
                        Company, GLI Bus Operations Holding Company and GLI Merger
                        Company.(1)
        10.2         -- First Amendment to Acquisition Agreement dated January 31, 1987.(1)
        10.3         -- Second Amendment to Acquisition Agreement dated March 18, 1987.(1)
        10.4         -- Third Amendment to Acquisition Agreement dated March 18, 1987.(1)
        10.5         -- Fourth Amendment to Acquisition Agreement dated September 18,
                        1987.(1)
        10.6         -- Trademark License Agreement dated March 18, 1987, between The
                        Greyhound Corporation, GLI Holding Company and the Registrant.(1)
        10.7         -- Assignment of Exhibit B Trademarks dated March 18, 1987, executed by
                        The Greyhound Corporation.(1)
        10.8         -- Bus Purchase Requirements Agreement dated March 18, 1987, among the
                        Registrant, Greyhound Lines, Inc., Transportation Manufacturing
                        Corporation and Motor Coach Industries, Inc.(1)
        10.9         -- Amendment to Bus Purchase Requirements Agreement.(21)
        10.10        -- Master Lease dated March 18, 1987, between Greyhound Lines, Inc. and
                        GLI Realty Company.(1)
        10.11        -- Trust Agreement dated as of October 31, 1991, between the Registrant and Bank One, Texas, N.A., as trustee for Registrant's Employee Stock
                        Ownership Plan.(4)
        10.12        -- Contested Claim Pool Trust Agreement to be entered into as of October
                        31, 1991, by and between the Registrant and Smith Barney Trust
                        Company, as trustee.(4)
        10.13        -- Claims Treatment Agreement dated August 23, 1991, by and among Eagle
                        Bus Manufacturing, Inc., the Registrant, Trailways Commuter Transit,
                        Inc., GLI Bus Operations Holding Company, GLI Food Services, Inc.,
                        Southern Greyhound Lines Co., GLI Holding Company, Central Greyhound
                        Lines Co., Greyhound Travel Services, Inc., Eastern Greyhound Lines,
                        Co., and Western Greyhound Lines Co., on the one hand, and The Dial
                        Corp, on the other.(4)
        10.14        -- Coach Purchase Agreement, dated December 23, 1992, between the
                        Registrant and Motor Coach Industries, Inc.(6)

        10.15        -- Amendment No. 1 to the 1993 Coach Purchase Agreement, dated as of
                        February 4, 1993, by and among Greyhound Lines, Inc. and Motor Coach
                        Industries, Inc.(9)
        10.16        -- Amendment No. 2 to the 1993 Coach Purchase Agreement, dated as of
                        June 25, 1993, by and among Greyhound Lines, Inc. and Motor Coach
                        Industries, Inc.(9)
        10.17        -- Memorandum of Agreement, dated as of June 4, 1993, between Greyhound
                        Lines, Inc. and the International Association of Machinists and
                        Aerospace Workers.(9)
        10.18        -- Interest Rate Swap Transaction Confirmations dated as of July 12,
                        1993, between the Registrant and Bankers Trust Company.(9)
        10.19        -- Memorandum of Agreement, dated as of May 25, 1993, between the
                        Registrant and the Amalgamated Council of Greyhound Local Unions.(10)
        10.20        -- Lease Agreement No. 1, dated as of December 29, 1993, between
                        Wilmington Trust Company and the Registrant.(10)
        10.21        -- Lease Agreement No. 2, dated as of December 29, 1993, between
                        Wilmington Trust Company and the Registrant.(10)
        10.22        -- Lease Agreement No. 3, dated as of December 29, 1993, between
                        Wilmington Trust Company and the Registrant.(10)
        10.23        -- Lease Supplement No. 1-1, dated as of December 30, 1993, between
                        Wilmington Trust Company and the Registrant.(10)
        10.24        -- Lease Supplement No. 2-1, dated as of December 30, 1993, between
                        Wilmington Trust Company and the Registrant.(10)
        10.25        -- Lease Supplement No. 3-1, dated as of December 30, 1993, between
                        Wilmington Trust Company and the Registrant.(10)
        10.26        -- Tax Indemnification Agreement, dated as of December 29, 1993, between
                        Nationsbanc Lease Investments, Inc. and the Registrant.(10)
        10.27        -- Pledge Agreement, dated as of December 29, 1993, among the
                        Registrant, Wilmington Trust Company and Nationsbanc Lease
                        Investments, Inc.(10)
        10.28        -- Participation Agreement, dated as of December 29, 1993, among
                        Nationsbanc Lease Investments, Inc. and the Registrant.(10)
        10.29        -- Greyhound Lines, Inc. 1991 Management Incentive Stock Option Plan.(4)
        10.30        -- Greyhound Lines, Inc. 1993 Management Incentive Stock Option Plan.(8)
        10.31        -- Greyhound Lines, Inc. 1993 Non-Employee Director Stock Option
                        Plan.(10)
        10.32        -- Greyhound Lines, Inc. Supplemental Executive Retirement Plan.(21)
        10.33        -- Coach Purchase Agreement, dated as of December 31, 1993, between the
                        Registrant and Motor Coach Industries, Inc.(12)
        10.34        -- Conditional Sale Contract and Security Agreement, dated as of May 10,
                        1994, between the Registrant and Motor Coach Industries, Inc.(13)
        10.35        -- Lease Agreement, dated as of March 28, 1994, between Wilmington Trust
                        Company and the Registrant.(12)
        10.36        -- Lease Supplement No. 1, dated as of March 28, 1994, between
                        Wilmington Trust Company and the Registrant.(12)
        10.37        -- Pledge Agreement, dated as of March 28, 1994, among the Registrant,
                        Wilmington Trust Company and Cargill Leasing Corporation.(12)
        10.38        -- Participation Agreement, dated as of March 28, 1994, among Cargill
                        Leasing Corporation and the Registrant.(12)
        10.39        -- Bill of Sale, dated as of March 28, 1994, between the Registrant and
                        Wilmington Trust Company.(12)

        10.40        -- Tax Indemnification Agreement, dated as of March 28, 1994, between
                        Cargill Leasing Corporation and the Registrant.(12)
        10.41        -- Lease Agreement, dated as of March 29, 1994, between Wilmington Trust
                        Company and the Registrant.(12)
        10.42        -- Lease Supplement No. 1, dated as of March 29, 1994, between
                        Wilmington Trust Company and the Registrant.(12)
        10.43        -- Pledge Agreement, dated as of March 29, 1994, among the Registrant,
                        Wilmington Trust Company and Cargill Leasing Corporation.(12)
        10.44        -- Participation Agreement, dated as of March 29, 1994, among Cargill
                        Leasing Corporation and the Registrant.(12)
        10.45        -- Bill of Sale, dated as of March 29, 1994, between the Registrant and
                        Wilmington Trust Company.(12)
        10.46        -- Tax Indemnification Agreement, dated as of March 29, 1994, between
                        Cargill Leasing Corporation and the Registrant.(12)
        10.47        -- Conditional Sale Contract and Security Agreement, dated as of June
                        28, 1994, between the Registrant and Motor Coach Industries, Inc.(14)
        10.48        -- First Amendment to the Registrant 1993 Non-Employee Director Stock
                        Option Plan.(14)
        10.49        -- Amendments to Interest Rate Swap Agreement, dated as of October 6,
                        1994 between the Registrant and Bankers Trust Company.(14)
        10.50        -- Form of Letter Agreements with various holders of Convertible
                        Debentures relating to, among other things, the Conversion.(16)
        10.51        -- Employment Agreement dated November 15, 1994, between Registrant and
                        Craig R. Lentzsch.(17)
        10.52        -- Amendment Number Two to Bus Purchase Requirements Agreement dated
                        December 21, 1994 by and between Greyhound Lines, Inc. and Motor
                        Coach Industries.(17)
        10.53        -- Second Amendment to Greyhound Lines, Inc. 1993 Non-Employee Director
                        Stock Option Plan.(18)
        10.54        -- Greyhound Lines, Inc. 1995 Long Term Stock Incentive Plan.(19)
        10.55        -- Greyhound Lines, Inc. 1995 Director's Stock Incentive Plan.(19)
        10.56        -- Employment Agreement dated July 25, 1995 between Registrant and
                        Steven L. Korby.(19)
        10.57        -- Employment Agreement dated September 18, 1995 between Registrant and
                        John Werner Haugsland.(20)
        10.58        -- 1995 Bus Purchase Agreement.(21)
        11           -- Computation of Registrant's earnings per share for the year ended
                        December 31, 1993.(15)
        11.1         -- Computation of Registrant's earnings per share for the year ended
                        December 31, 1994.(17)
        11.2         -- Computation of Registrant's earnings per share for the year ended
                        December 31, 1995.(21)
        22           -- Subsidiaries of the Registrant.(21)
        23.1         -- Consent of Arthur Andersen LLP.(21)
        27           -- Financial Data Schedule as of and for the year ended December 31,
                        1995.(21)

---------------

 (1) Incorporated by reference from the Annual Report Form 10-K/A for the year ended December 31, 1994.

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

(13) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(14) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(15) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-56131) regarding the Registrant's Common Stock.

(16) Incorporated herein by reference from the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).

(17) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(18) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(19) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(20) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(21) Filed herewith.

(B) REPORTS ON FORM 8-K

     The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1995, nor was it required to do so.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas and the State of Texas, on March 15, 1996.

                                       GREYHOUND LINES, INC.

                                       By:     /s/  CRAIG R. LENTZSCH
                                           -------------------------------------
                                                    Craig R. Lentzsch
                                           President and Chief Executive Officer
                                                (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------   ----------------------------    ---------------
         /s/  THOMAS G. PLASKETT                Chairman of the Board            March 15, 1996
---------------------------------------------     of Directors
             Thomas G. Plaskett

           /s/  RICHARD J. CALEY                Director                         March 15, 1996
---------------------------------------------
              Richard J. Caley

            /s/  LINDA CHAVEZ                   Director                         March 15, 1996
---------------------------------------------
                Linda Chavez

          /s/  CRAIG R. LENTZSCH                Director, President and          March 15, 1996
---------------------------------------------     Chief Executive Officer
              Craig R. Lentzsch

            /s/  A. A. MEITZ                    Director                         March 15, 1996
---------------------------------------------
                 A. A. Meitz

          /s/  FRANK L. NAGEOTTE                Director                         March 15, 1996
---------------------------------------------
              Frank L. Nageotte

        /s/  ALFRED E. OSBORNE, JR.             Director                         March 15, 1996
---------------------------------------------
           Alfred E. Osborne, Jr.

           /s/  STEPHEN M. PECK                 Director                         March 15, 1996
---------------------------------------------
               Stephen M. Peck

           /s/  ERNEST P. WERLIN                Director                         March 15, 1996
---------------------------------------------
              Ernest P. Werlin

            /s/  STEVEN L. KORBY                Executive Vice President,        March 15, 1996
---------------------------------------------     Chief Financial Officer
               Steven L. Korby                    and Treasurer (Principal
                                                  Financial and Accounting
                                                  Officer)

                              Index to Exhibits




     Exhibit No.                         Description
     ___________                         ___________


        10.9         -- Amendment to Bus Purchase Requirements Agreement.
        10.32        -- Greyhound Lines, Inc. Supplemental Executive Retirement Plan.
        10.58        -- 1995 Bus Purchase Agreement.
        11.2         -- Computation of Registrant's earnings per share for the year ended
                        December 31, 1995.
        22           -- Subsidiaries of the Registrant.
        23.1         -- Consent of Arthur Andersen LLP.
        27           -- Financial Data Schedule as of and for the year ended December 31,
                        1995.