Form 10-Q
period 1996-03-31
GREYHOUND LINES INC
filed 1996-05-13
CIK 813040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

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

          YES  X                                            NO
             -----                                             -----

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          YES  X                                            NO
             -----                                             -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS OF COMMON STOCK              OUTSTANDING AT MAY 6, 1996
         ---------------------              --------------------------
            $.01 PAR VALUE                       58,187,126  SHARES

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                  PAGE NO.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION
  Item 1.        Financial Statements:
                   Interim Consolidated Statements of Financial Position as of
                     March 31, 1996 (Unaudited) and December 31, 1995 . . . . . . . . . . . .         4
                   Interim Consolidated Statements of Operations for the
                     Three Months Ended March 31, 1996 and 1995 (Unaudited) . . . . . . . . .         5
                   Condensed Interim Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 1996 and 1995 (Unaudited) . . . . . . . . .         6
                   Notes to Interim Consolidated Financial Statements (Unaudited) . . . . . .         7

  Item 2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        10


PART II.         OTHER INFORMATION

  Item 1.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

  Item 6.        Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . .        17


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

                     PART I.        FINANCIAL  INFORMATION

                      ITEM 1.        FINANCIAL  STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

             INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    1996            1995
                                                                                 ----------       --------
                                                                                 (UNAUDITED)
Current Assets
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .          $    815       $  3,494
   Accounts receivable, less allowance for doubtful accounts
      of $237 and $217  . . . . . . . . . . . . . . . . . . . . . . . . .            29,904         29,912
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,778          3,615
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .             8,614          7,353
   Assets held for sale   . . . . . . . . . . . . . . . . . . . . . . . .             4,282          4,534
   Other current assets   . . . . . . . . . . . . . . . . . . . . . . . .            10,886          8,885
                                                                                   --------       --------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .            58,279         57,793

Prepaid Pension Plans . . . . . . . . . . . . . . . . . . . . . . . . . .            24,415         24,299
Property, Plant and Equipment, net of accumulated depreciation
   of $85,949 and $84,234   . . . . . . . . . . . . . . . . . . . . . . .           294,649        300,603
Investments in Unconsolidated Affiliates  . . . . . . . . . . . . . . . .             1,346          1,367
Insurance and Security Deposits . . . . . . . . . . . . . . . . . . . . .            77,371         76,586
Intangible Assets, net of accumulated amortization of $16,411 and $14,901            19,697         20,000
                                                                                   --------       --------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $475,757       $480,648
                                                                                   ========       ========
Current Liabilities
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 23,746       $ 18,871
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .            43,598         54,305
   Unredeemed tickets   . . . . . . . . . . . . . . . . . . . . . . . . .             6,148          9,140
   Current portion of reserve for injuries and damages  . . . . . . . . .            24,741         24,605
   Current maturities of long-term debt   . . . . . . . . . . . . . . . .             4,325          5,259
                                                                                   --------       --------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . .           102,558        112,180

Reserve for Injuries and Damages  . . . . . . . . . . . . . . . . . . . .            37,405         41,056
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           201,063        172,671
Deferred Gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               830            920
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,659          4,059
                                                                                   --------       --------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . .           347,515        330,886
                                                                                   --------       --------

Commitments and Contingencies (Note 3)
Stockholders' Equity
   Preferred stock (10,000,000 shares authorized; par value $.01; none issued)
      Series A junior preferred stock (500,000 shares authorized; par value $.01;
      none issued)  . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---            ---
   Common stock (100,000,000 shares authorized; 58,289,418 and 58,277,318 shares issued as of March 31, 1996 and December 31, 1995 respectively;
      par value $.01)   . . . . . . . . . . . . . . . . . . . . . . . . .               583            583
   Capital in excess of par value   . . . . . . . . . . . . . . . . . . .           228,447        228,422
   Retained deficit   . . . . . . . . . . . . . . . . . . . . . . . . . .           (96,178)       (74,633)
   Less:  Unfunded accumulated pension obligation   . . . . . . . . . . .            (3,572)        (3,572)
   Less: Treasury stock, at cost (109,192 shares)   . . . . . . . . . . .            (1,038)        (1,038)
                                                                                   --------       --------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .           128,242        149,762
                                                                                   --------       --------
           Total liabilities and stockholders' equity . . . . . . . . . .          $475,757       $480,648
                                                                                   ========       ========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                                           MARCH 31,
                                                                                           ---------
                                                                                      1996            1995
                                                                                   -----------     ---------
                                                                                           (UNAUDITED)
OPERATING REVENUES
  Transportation Services
     Passenger services   . . . . . . . . . . . . . . . . . . . . . . . . .        $ 118,743       $ 109,454
     Package express  . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,182           8,643
  Food services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,651           4,403
  Other operating revenues  . . . . . . . . . . . . . . . . . . . . . . . .           10,067           9,293
                                                                                   ---------       ---------
         Total operating revenues . . . . . . . . . . . . . . . . . . . . .          141,643         131,793
                                                                                   ---------       ---------

OPERATING EXPENSES
  Maintenance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18,102          16,690
  Transportation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           37,421          32,540
  Agents' commissions and station costs . . . . . . . . . . . . . . . . . .           29,011          27,222
  Marketing, advertising and traffic  . . . . . . . . . . . . . . . . . . .            5,187           3,129
  Insurance and safety  . . . . . . . . . . . . . . . . . . . . . . . . . .           10,910          10,660
  General and administrative  . . . . . . . . . . . . . . . . . . . . . . .           19,866          17,960
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .            7,542           7,424
  Operating taxes and licenses  . . . . . . . . . . . . . . . . . . . . . .           11,740          12,640
  Operating rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,774          10,997
  Cost of goods sold - food services  . . . . . . . . . . . . . . . . . . .            3,096           2,991
  Other operating expenses  . . . . . . . . . . . . . . . . . . . . . . . .            1,850           1,387
                                                                                   ---------       ---------
         Total operating expense  . . . . . . . . . . . . . . . . . . . . .          156,499         143,640
                                                                                   ---------       ---------

OPERATING LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (14,856)        (11,847)
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,626           6,868
                                                                                   ---------       ---------
LOSS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . .          (21,482)        (18,715)
Income Tax Provision  . . . . . . . . . . . . . . . . . . . . . . . . . . .               63               2
                                                                                   ---------       ---------
NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (21,545)      $ (18,717)
                                                                                   =========       =========

Loss Per Share of Common Stock:
  Primary   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   (0.37)      $   (0.36)
                                                                                   =========       =========
  Fully Diluted   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   (0.37)      $   (0.36)
                                                                                   =========       =========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

            CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                    1996             1995
                                                                                 ---------         --------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net cash provided by (used for) operating activities  . . . . . . . . .     (28,334)         (13,451)
                                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,309)            (809)
  Other investing activities  . . . . . . . . . . . . . . . . . . . . . . . .      (1,392)           1,605
                                                                                ---------        ---------
      Net cash provided by (used for) investing activities  . . . . . . . . .      (3,701)             796
                                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt and capital lease obligations  . . . . . . . . . . . . . .      (1,168)         (14,788)
  Proceeds from issuance of Common Stock or Rights Offering   . . . . . . . .          25           11,685
  Net change in revolving credit facility . . . . . . . . . . . . . . . . . .      30,499            7,210
                                                                                ---------        ---------
      Net cash provided by (used for) financing activities  . . . . . . . . .      29,356            4,107
                                                                                ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .      (2,679)          (8,548)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .       3,494            9,454
                                                                                ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .   $     815        $     906
                                                                                =========        =========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1996, and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended March 31, 1996 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1995.

2.  SIGNIFICANT ACCOUNTING POLICIES

LOSS PER SHARE

Primary loss per common share is calculated by dividing net loss by the weighted average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The calculation of fully diluted loss per share of Common Stock assumes the dilutive effect of the Company's 8.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") converted into Common Stock. For the three months ended March 31, 1996 and 1995, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures have an antidilutive effect. As a result, these shares are not included in the weighted average shares outstanding at March 31, 1996 and 1995. The weighted average shares outstanding used in the calculation of primary and fully diluted loss per share of Common Stock for the three months ended March 31, 1996 and 1995 are as follows:

                                                                                THREE MONTHS ENDED
                                                                                ------------------
                                                                                     MARCH 31,
                                                                                     ---------
                                                                            1996                   1995
                                                                        -----------             ----------
Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        58,173,447             52,371,106
Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . .        58,173,447             52,371,106

3.  COMMITMENTS AND CONTINGENCIES

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

The Company objected to the claim on the basis that the tax the OTC proposed to assess was an improper burden on interstate commerce in violation of the Commerce Clause of the United States Constitution. In February 1993, the Bankruptcy Court denied the OTC's claim in its entirety, finding that the Oklahoma sales tax on interstate travel was unconstitutional. The OTC subsequently appealed the Bankruptcy Court's decision. In April 1995, the United States Supreme Court upheld the constitutionality of a sales tax imposed on interstate bus tickets by the State of

Oklahoma in a case involving another bus company. Subsequent to the Supreme Court's decision, the Company's case was remanded to the Bankruptcy Court. In April 1995, the Company began collecting sales taxes from its customers for interstate bus tickets sold in Oklahoma. Additionally, the OTC conducted an audit for the sales taxes due for the period from August 1992 to December 1995. The Company established a reserve during 1995 for its estimate of the liability for the Bankruptcy claim and such audits. Effective as of January 1, 1996, by federal legislation, all states, including Oklahoma, are prohibited from collecting sales, use or similar taxes on interstate bus tickets.

In April 1996, the Company and the OTC agreed to a settlement of all outstanding sales tax liabilities for both the bankruptcy claim period and subsequent audit period. The final settlement is subject to court approval, however, the Company does not expect the obligation to materially exceed the amounts recorded.

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and Senior Notes (defined herein) against the Company and certain of its former officers and directors. The suits seek unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been false and misleading.

All the purported class action cases referred to above (with the exception of one suit that was dismissed before being served on any defendants) have been transferred to the United States District Court for the Northern District of Texas, the Court in which the first purported class action suit was filed, and are pending under a case styled In re Greyhound Securities Litigation, Civil Action 3-94-CV-1793-G. A joint pretrial order has been entered in the class action litigation which consolidates for pretrial and discovery purposes all of the stockholder actions and, separately, all of the debtholder actions. The joint pretrial order required plaintiffs to file consolidated amended complaints and excused answers to the original complaints. In July 1995, the plaintiffs filed their consolidated amended complaints, naming Greyhound Lines, Inc., Frank J. Schmieder, J. Michael Doyle, Phillip W. Taff, Robert R. Duty, Don T. Seaquist, Charles J. Lee, Charles A. Lynch and Smith Barney Incorporated as defendants. Messrs. Lee and Lynch were subsequently dismissed from the case by the plaintiffs. In September 1995, the various defendants filed motions to dismiss plaintiffs' complaints. In October 1995, plaintiffs filed a motion seeking to certify the class of plaintiffs. Both motions have been fully briefed and are pending for decision before the Court.

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

In May 1995, a lawsuit was filed on behalf of two individuals, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Ohio, is styled James Illius and Teodore J. Krawec v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 1-95-CV-1140. The defendants filed a motion to transfer venue seeking to have the case transferred to the Northern District of Texas where the class action litigation is pending. In September 1995, the defendants' motion was granted, and the matter has been transferred for consolidation into the litigation pending before the Court in Dallas.

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

ENVIRONMENTAL MATTERS

The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various
facilities presently or formerly owned or leased by the Company.   Based upon
surveys conducted by Company personnel, 73 locations have been identified as sites requiring potential clean-up and/or remediation as of March 31, 1996. The Company has estimated the clean-up and/or remediation cost of these sites to be $4.7 million of which approximately $1.0 million is indemnifiable by the predecessor owner of the Greyhound domestic bus operations now known as The Dial Corp ("Dial"). The Company has no reason to believe that Dial will not fulfill its indemnification obligations to the Company. However, if Dial does not fulfill such obligations, the Company could have liability with respect to those matters. Additionally, the Company has been designated as a potentially responsible party by the EPA at three Superfund sites where the Company and other parties face exposure for costs related to the clean-up of those sites. Based on the Environmental Protection Agency's (the "EPA") enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of the minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a $1.0 million receivable from Dial for indemnification at March 31, 1996, including costs associated with previously remediated sites. The Company has also recorded a total environmental reserve of $4.2 million, at March 31, 1996, for noncapitalizable expenses related to the sites identified for potential clean-up and/or remediation. The reserve amount for these sites is based on discounted cash flows at a discount rate of 8%. Management believes that adequate accruals have been made related to all known environmental matters.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Public Offering. The Company filed a registration statement on Form S-3 relating to the sale of up to 10,004,144 shares of Common Stock which was declared effective on September 28, 1995, and on October 3, 1995, the sale of the stock was completed. Of the 10,004,144 total shares sold, four million shares were sold by the Company and 6,004,144 shares were sold by Motor Coach Industries Limited, a selling stockholder. The Company did not receive any portion of the proceeds from the sale of shares of Common Stock by the selling stockholder.

Net proceeds to the Company from the sale of the 4,000,000 shares of Common Stock offered by the Company were $15.4 million. In December 1995, the Company used $9.7 million of the net proceeds it received to repurchase (the "Senior Note Repurchase") $10.7 million aggregate principal amount of its 10% Senior Notes due 2001 (the "Senior Notes") pursuant to a put/call agreement with one of the Company's principal stockholders. The purchase price for the Senior Notes was based on arm's-length negotiations. The Company used the remaining net proceeds from the sale of the Common Stock for general corporate purposes. Pending use, the net proceeds to the Company from the offering were invested in short-term, interest-bearing securities or were used to reduce the borrowings under the Credit Facility (defined herein).

Capital Structure and Leverage. The Company had $201.1 million in long-term debt outstanding (excluding $16.3 million of issued and undrawn standby letters of credit) at March 31, 1996, which primarily consisted of the Company's Senior Notes. Also included in long-term debt were outstanding borrowings of $30.5 million under the Credit Facility (defined herein). Although the Company generally requires significant cash flows to meet its debt and other continuing obligations, the Senior Note Repurchase will reduce these requirements for the near term. After giving effect to the Senior Note Repurchase, the Company's semi-annual interest payments on the Senior Notes has been reduced from $8.2 million to $7.6 million (each January 31 and July 31). The Senior Notes sinking fund requirements for 1996, in the amount of $8.0 million, will be met through the Senior Notes repurchased in 1995 and the $1.7 million of Senior Notes which the Company owned prior to the Senior Note Repurchase. The balance of the Senior Note Repurchase will be applied to the July 1997 sinking fund payment. As a result of the application of the remaining Senior Note Repurchase, the cash required for the July 1997 sinking fund payment has been reduced from $10.0 million to approximately $5.7 million. The sinking fund payment due July 1998 is $15.0 million and increases annually thereafter. The Company will also require $14.8 million in the aggregate for other debt service, $11.5 million of which is interest (including the remaining interest payment on the Senior Notes due in July) and $31.2 million for bus, real estate and other operating lease obligations during the remainder of 1996.

Liquidity. Operating cash flows, together with cash from financing activities, seasonal revolving credit borrowings and sales of assets, historically have been sufficient to fund the Company's operations and investing activities which consist primarily of capital expenditures for new bus acquisitions, systems development costs and facility acquisitions, replacements or upgrades. The seasonal fluctuations in the Company's cash flows can be significant. Typically, cash flow for the first quarter of the year is negative, and is not offset until the third and fourth quarters, which typically produce substantial positive cash flows. For the quarter ended March 31, 1996, operating activities used net cash of $28.3 million. The net cash required for operating activities, as well as cash required for investing activities, were funded by cash provided by financing activities, principally revolving advances under the Company's Credit Facility (defined herein). At March 31, 1996, the Company had cash and cash equivalents of $0.8 million and available borrowing capacity of $15.1 million under the Credit Facility for general purposes. Additionally, the Company had sufficient unpledged collateral which could have been pledged under the terms of the Credit Facility to increase total available borrowing capacity to $23.1 million at March 31, 1996.

The Company is party to a revolving credit facility (the "Credit Facility").
At March 31, 1996, the Credit Facility provided for revolving loans, letters of credit and letter of credit guarantees up to a maximum commitment of $73.5 million, with syndication commitments totalling $70.0 million. As of March
31, 1996, there were approximately $16.3 million in issued and undrawn standby letters of credit outstanding under the Credit Facility, and outstanding borrowings of $30.5 million under the Credit Facility. In April 1996, the Company amended the Credit Facility (the "Amended Credit Facility") to increase the maximum commitment to $80.0 million. Syndication commitments under the Amended Credit Facility, including Foothill's commitment as the lead agent, total $80.0 million at May 1, 1996. Availability under the Amended Credit Facility is limited to the aggregate of the following: (1) revolving advances of up to $2.5 million based on a formula of certain eligible accounts receivable; (2) revolving advances of up to

$47.5 million (the "Fixed Asset Advances") based on the value of certain fixed asset collateral pledged to Foothill; and (3) a bus purchase facility of up to $30.0 million (the "Bus Purchase Facility"). The Amended Credit Facility limits letters of credit and letters of credit guarantees to $35.0 million. Although there were total syndication commitments of $80.0 million as of May 1, 1996, the Company had pledged sufficient collateral to activate only up to $61.0 million. As of May 1, 1996, the Company had $ 21.2 million of issued and undrawn letters of credit and outstanding borrowings under the Amended Credit Facility of $19.2 million leaving $20.6 in available borrowing capacity. Borrowings under the Amended Credit Facility mature on January 15, 1999, although availability under the Fixed Asset Advances will be subject to quarterly reductions commencing October 1997, unless additional collateral is pledged. The Amended Credit Facility is secured by liens on substantially all the assets of the Company, excluding real estate purchases and new bus purchases that are specifically pledged to support borrowings under the Bus Purchase Facility. The Amended Credit Facility allows the Company to dispose of certain non-core real estate properties. In addition, non-bus capital expenditures are limited to $25.0 million annually with no spending limitations on bus purchases.

The Amended Credit Facility is subject to financial covenants, including maintenance of a minimum net worth and an agreed ratio of cash flow to interest expense. At March 31, 1996, the Company was in compliance with these covenants. In addition, the Amended Credit Facility provides for a reduction in interest rates if certain ratio levels of cash flow to interest expense, in excess of a minimum, are achieved. As of December 31, 1995, the Company had exceeded the first threshold level and, as a result, the applicable interest rate on any borrowings under the Credit Facility was reduced from 2.0% above the prime rate to 1.75% above prime effective February 1, 1996.

The Company is party to two floating rate interest rate swap agreements. In October 1994, the agreements were amended to lock in future payments under the agreements until maturity in July 1998. The net result of the amendments is that these swaps will not be subject to interest rate risk. Under the amendments, the Company will be required to pay $5.0 million in total from March 31, 1996 through the remaining term of the five-year agreements.
Pursuant to an amendment finalized in April 1996, the Company has collateralized its payment obligations under the amended agreements with a $1.1 million letter of credit and liens on six pieces of Company-owned real property. In conjunction with the amendment, the counterparty has agreed to reduce the real estate collateral requirements beginning in 1997.

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

In December 1994, the Congress passed the General Agreement on Tariffs and Trade ("GATT") legislation. Included in this bill was a specification that Employee Retirement Income Security Act of 1974, as amended ("ERISA") funding requirements for pension plans be calculated using a specific actuarial mortality table ("GATT-specified table"). This GATT-specified table differs significantly from the table the Company has been using to value the pension liabilities for financial reporting purposes. If the Company is required to measure the pension liability, for ERISA funding purposes, utilizing the GATT-specified table, it will be required to begin making contributions to the ATU Plan at some time after 1997 in annual amounts potentially ranging from $2.3 million to $19.8 million. Management believes, however, that the ATU Plan is currently adequately funded to meet the future benefit obligations. In fact, as measured for financial reporting purposes, the ATU Plan's assets exceeded liabilities by $48.3 million at December 31, 1995. If, however, the Company is required to measure ERISA funding requirements using the GATT-specified table, and fund accordingly, the Company believes that the ATU Plan will be over-funded on an actual basis. Additionally, the ATU Plan documents provide that if the Company is required to make contributions, benefits will be frozen and active participants will not accrue any further benefits for continued service. This freeze could contribute to further over-funding since the earnings on the assets that are normally applied to fund current service accruals would be entirely applied to increase the funding levels of the ATU Plan. If the ATU Plan is over-funded, the excess assets cannot be returned to the Company.

The Company is exploring whether it may be able to obtain general or specific relief from this requirement.

Pension Plan Accounting Treatment. In addition to the potential impact on the Company's cash flow due to funding requirements, the ATU Plan represents a potential risk to the Company's compliance with the minimum net worth covenant in the Amended Credit Facility, particularly due to the size of the ATU Plan liabilities ($701.8 million at December 31, 1995) relative to the Company's net worth. Generally accepted accounting principles, which are different from ERISA funding requirements, require that if the liabilities of a pension fund exceeds its assets, a reduction in stockholder's equity be taken for the amount that liabilities exceed assets for any particular pension plan. At December 31, 1995, the ATU Plan's assets exceed the liabilities by $48.3 million, as measured for accounting purposes. A substantial further decline in market interest rates, among other factors, could result in the ATU Plan's liabilities exceeding the ATU Plan's assets as measured for accounting purposes. Additionally, in the event that the ATU Plan's liabilities exceed assets, the prepaid pension asset related to the ATU Plan ($23.8 million at December 31, 1995) would be reversed and stockholder's equity would be reduced by this amount, as well. There is no cash impact of such an event. Although management feels that it is unlikely that events would require the Company to record such a charge to equity, if the Company were required to record a substantial reduction to equity due to the above described pension accounting requirements, it could reduce the Company's net worth below the minimum covenant levels. In such an instance, the Company would seek a waiver for the minimum net worth requirement to the extent that it is caused by a reduction to stockholder's equity related to the ATU Plan.

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

Capital Expenditures. The Company's operations require significant annual capital and maintenance expenditures related to the Company's bus fleet, properties and systems software. For the quarter ended March 31, 1996, the Company's capital expenditures totalled $2.3 million, none of which related to the purchase of buses. During June and July 1995, the Company took delivery of 102 new buses from Motor Coach Industries International, Inc. ("MCII"). These buses were initially subject to a month-to-month operating lease but were purchased by the Company during December 1995. During April 1996, fifty-one of these buses were sold and leased back by the Company for net proceeds of $12.6 million. The Company also took delivery of and purchased 13 buses from MCII in September 1995, and an additional 10 buses in December 1995. These twenty-three buses were sold and leased back by the Company in December 1995 for net proceeds of $6.2 million. During December 1995, February 1996 and April 1996, the Company took delivery of 50, 20 and 48 new buses, respectively, from MCII. These buses are currently subject to month-to-month operating leases (180 day maximum term). At the end of the respective lease terms (or earlier, at the Company's discretion), the Company may either purchase the buses, finance them through other lenders or lessors (including the Amended Credit Facility), or convert to a long-term operating lease with MCII or its assignee.

The average age of the bus fleet increased to 6.8 years at March 31, 1996 compared to 6.7 years at December 31, 1995, a change the Company believes is immaterial. As of March 31, 1996, approximately 29% of the Company's bus fleet was more than 10 years old compared to 30% at December 31, 1995. The Company's experience indicates that as the age of its fleet increases, the dependability and quality of service declines, which may make the Company less competitive. While the Company could continue to use older buses, the Company intends, over time, to replace older, less reliable vehicles with new buses. As a result, during 1996 the Company expects to retire 212 buses that are 10 or more years old. To replace these buses and to support the planned increase in miles to be operated, the Company expects to acquire at least 150 and as many as 250 new buses in 1996 (of which 68 buses have been received as of 4/30/96) at an aggregate cost of between approximately $37 million and $62 million. The Company intends to finance these purchases through cash flows from operations, operating leases and vendor financing. Management believes that a continuing significant delay in acquiring these new buses could adversely affect future operations due to the higher operating costs associated with operating older buses and the inability to implement fully the Company's plans to increase total bus miles.

The Company's ability to finance these and other capital expenditures and to meet its other financial obligations will depend on the Company's future operating performance, which will be subject to financial, economic, legal and other factors affecting the business and operations of the Company, many of which are beyond its control. Although cash flows from operating activities and the Amended Credit Facility are expected to be sufficient to make a portion of the Company's planned expenditures, the Company's operating strategy will depend on the availability of additional sources of financing, such as operating and capital lease financing or funds provided through sales of assets or sales of securities. There can be no assurance that the Company will be able to obtain financing on suitable terms for these purposes.

Certain Contingencies. The Company is subject to various contingencies that could affect its liquidity position in the future. See "ITEM 1. LEGAL PROCEEDINGS."

FIRST QUARTER 1996 AND 1995 RESULTS OF OPERATIONS

The Company's business is seasonal in nature and generally follows the pattern of the travel business as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. Historically, the Company has experienced substantial seasonal variances in its results of operations with the first quarter typically being a net loss period.

The following table presents certain of the Company's consolidated operating statistics for the three months ended March 31, 1996 and 1995:

                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                         MARCH 31,                PERCENTAGE
                                                                         ---------
                                                                   1996             1995            CHANGE
                                                                   ----             ----            ------
Regular Service Miles (000) . . . . . . . . . . . . . . .           57,545           54,552            5.49
Total Bus Miles (000) . . . . . . . . . . . . . . . . . .           58,468           55,083            6.15
Passenger Miles (000) . . . . . . . . . . . . . . . . . .        1,270,078        1,144,348           10.99
Available Seat Miles (000)  . . . . . . . . . . . . . . .        2,647,070        2,509,392            5.49
Passengers Carried (000)  . . . . . . . . . . . . . . . .            3,897            3,606            8.07
Average Trip Length (miles) . . . . . . . . . . . . . . .              326              317            2.84
Load Factor (% of available seats filled) . . . . . . . .             48.0             45.6            5.26
Yield (Revenue Per Passenger Mile)  (cents) . . . . . . .             9.35             9.56           (2.20)
Passenger Revenue Per Regular Service Mile (dollars)  . .             2.06             2.01            2.49
Total Operating Revenue per Total Bus Mile (dollars)  . .             2.42             2.39            1.26
Total Operating Expense per Total Bus Mile (dollars)  . .             2.68             2.61            2.68
Cost per Total Bus Mile (cents):
  Maintenance   . . . . . . . . . . . . . . . . . . . . .             31.0             30.3            2.31
  Transportation  . . . . . . . . . . . . . . . . . . . .             64.0             59.1            8.29
  Insurance and Safety  . . . . . . . . . . . . . . . . .             18.7             19.4           (3.61)
Station Costs as a % of Total Revenue (%) . . . . . . . .             20.5             20.7           (0.97)

Operating Income (Loss). Operating loss for the three months ended March 31, 1996, was $14.9 million compared to a loss of $11.8 million for the same period in 1995. Operating revenues increased $9.9 million (or 7.5%) for the three months ended March 31, 1996, while operating expenses increased $12.9 million (or 9.0%) for the three months ended March 31, 1996, compared to the same period in 1995.

Operating Revenues. Passenger service revenues increased $9.3 million (or 8.5%) for the three months ended March 31, 1996, compared to the same period in 1995 due primarily to increased ridership. The number of passengers carried increased 8.1% for the first quarter of 1996 compared to 1995. Management believes the increase in ridership reflects the introduction of everyday low pricing, improvements in handling customer telephone calls and more convenient bus schedules. The impact of reductions in long-haul prices, in order to stimulate travel (part of our everyday low pricing strategy), had slightly greater impact on yield than price increases realized on certain short-haul fares. As a result, yield decreased slightly (2.2%) to 9.35 cents per mile versus 9.56 cents per mile last year. Also contributing to higher passenger revenues was an improvement in interline activity, which reflects an increase in the number of tickets being sold by other carriers for all or a portion of the travel occurring on Greyhound. The Company expects improvements in its interline relationships to continue.

Package express delivery service revenues declined $0.5 million (or 5.3%) in the three months ended March 31, 1996, compared to the same period in 1995.
The Company is beginning to see a slowing of the decline of the package express business. In 1994, the Company reduced the number of routes and the number of hours the terminals were opened. These reductions resulted in decreased convenience and level of service for the package express customers. As a result, many customers discontinued the use of the Company's package express service during late 1994 and 1995 and began using competitors' services. In an effort to reduce this revenue decline, the Company has made improvements to its service levels in the package express business by increasing hours and providing more convenient schedules to its customers, as well as implementation of a centralized telephone customer service department dedicated to the package express service.

Other operating revenues increased approximately $0.8 million (or 8.3%) for the three months ended March 31, 1996, compared to the same period in 1995 due primarily to an increase in charter revenue and an increase in fees earned related to prepaid ticket orders.

Operating Expenses. Total operating expenses increased $12.9 million (or 9.0%) for the three months ended March 31, 1996, compared to the same period in 1995. Regular service miles operated for the three months ended March 31, 1996, compared to 1995 increased by 3.0 million miles (or 5.5%).

Maintenance costs for the three months ended March 31, 1996, compared to the same period in 1995, increased by $1.4 million (or 8.5%). On a cost per mile basis, expenses increased from 30.3 cents per mile during the first quarter of 1995 to 31.0 cents per mile during the first quarter of 1996 and primarily reflect the Company's efforts to accelerate engine changes and other maintenance during this off-peak season for buses that are projected to have engine failures during the busy summers period, when seasonal demands require high utilization of the entire bus fleet. Also contributing to the increase was a contractual pay rate increase for hourly maintenance employees.

Transportation expenses increased $4.9 million (or 15.0%) for the three months ended March 31, 1996, compared to the same period in 1995, due in part to an increase of 3.4 million (or 6.1%) miles operated. On a comparable cost-per-mile basis, the added miles represented approximately $2.0 million of the increase. The remainder is due to increases in the quarter-over-quarter cost-per-mile for transportation expenses, which increased from 59.1 cents per mile in the first quarter of 1995 to 64.0 cents per mile in the first quarter of 1996. The variance in the cost-per-mile reflects a 12.1% increase in fuel prices (a $0.8 million impact), a reduction in fuel economy associated with the bad weather, a contractual wage increase for drivers, and increased driver hiring and training. Driver hiring and training contributed $0.9 million to the variance for the three months ended March 31, 1996 compared to the same period in 1995.

Agents' commissions and station costs increased $1.8 million (or 6.6%) for the three months ended March 31, 1996, compared to the same period in 1995. Total agents' commission and station costs increased over the prior year primarily due to commissions on higher sales and additional terminal staffing required to handle the increase in traffic. An additional increase in commission expenses due to the conversion of approximately 70 company-operated facilities to commission agents, was offset by corresponding decreases in payroll, facility costs, utilities and supplies since these became the responsibility of the agent upon conversion. Also, the Company handled 0.9 million (or 20.1%) more calls for the three month period ended March 31, 1996 compared to the same period in 1995. The Company achieved the improved call handling by opening a new telephone center and improving staffing in its existing center while reducing call activity being directed to outsource telephone answering service providers. As a result, a $0.8 million increase in telephone information center salaries and long-distance costs related to the increased call handling was partially offset by the reduction of costs related to the outsource service provider.

Marketing, advertising and traffic costs increased $2.1 million (or 65.8%) for the three months ended March 31, 1996, compared to the same period in 1995, due primarily to an increase in advertising expense in the first quarter of 1996.

Insurance and safety costs increased $0.3 million (or 2.3%) for the three months ended March 31, 1996, compared to the same period in 1995. The automobile and general liability expense increased in the first quarter of 1996 due to the additional claims exposure related to the increased miles operated. A portion of the increase is offset by a decline in worker's compensation expenses due to a reduction in claims reflecting the impact of management's proactive risk reduction programs.

General and administrative expenses increased $1.9 million (or 10.6%) for the three months ended March 31, 1996, compared to the same period in 1995, due in part, to a $0.8 million increase in accounting, information technology and general management salaries which reflect necessary improvements to the Company's infrastructure. Additionally, increased business activity (sales and passengers) resulted in increased supplies, forms and printing costs compared to last year. Consulting expenses increased due to market research being done on bus travel along the border and in Mexico.

Depreciation and amortization increased by $0.1 million (or 1.6%) for the three months ended March 31, 1996, compared to the same period in 1995 primarily due to depreciation on 102 buses which the Company purchased in December 1995.

Operating taxes and licenses decreased $0.9 million (or 7.1%) for the three months ended March 31, 1996, compared to the same period in 1995, primarily as a result of a reserve recorded in the first quarter of 1995 for past sales taxes potentially owed on interstate bus tickets sold in Oklahoma. This decrease was partially offset by an increase in fuel and oil taxes for the three months ended March 31, 1996, compared to the same period in 1995 due to the increase in miles run by the Company. Also, payroll-related taxes have increased in 1996 due to increased salaries, primarily for drivers and telephone information agents.

Operating rental expense increased by $0.8 million (or 7.1%) for the three months ended March 31, 1996, compared to the same period in 1995, primarily due to an increase in bus rents because of the sale/leaseback of 23 buses in December 1995 and additional operating leases for 50 buses which commenced in December 1995 and for 20 buses which commenced in February 1996. Station rents also increased $0.3 million, the largest component of which is related to rent for the New York terminal where the Company pays a portion of its rent based on ticket sales which are increasing.

Other operating expenses increased $0.5 million (or 33.4%) for the three months ended March 31, 1996 compared to the same period in 1995.

Interest Expense. For the three months ended March 31, 1996, interest expense was $6.6 million compared to $6.9 million for the first quarter of 1995. Interest expense decreased $0.2 million (or 3.5%) for the three months ending March 31, 1996, compared to 1995 due primarily to a $0.3 million reduction in interest expense on the Senior Notes resulting from the repurchase of $10.7 million of Senior Notes in December 1995, and the impact of $0.3 million in interest expense recorded during the first quarter 1995 related to the Oklahoma sales tax liability. These decreases were partially offset by an increase in interest expense related to a greater average outstanding balance under the Credit Agreement during the first quarter of 1996 compared to the first quarter of 1995. The weighted average of the Company's effective interest rate on long-term debt outstanding as of March 31, 1996 was 12.34%.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


OKLAHOMA SALES TAX CLAIM

In January 1991, the OTC filed a proof of claim with the Bankruptcy Court in connection with the Company's 1990 Chapter 11 bankruptcy case. Additionally, the OTC has conducted an audit of sales taxes owing for the period of July 1992 to December 1995. The claims relate to sales taxes which the OTC alleged were due and owing by the Company on interstate bus tickets sold in Oklahoma. In April 1996, the Company and the OTC agreed to a settlement of all outstanding sales tax liabilities for both the bankruptcy claim period and subsequent audit period. See Note 3 to the Interim Consolidated Financial Statements for the three months ended March 31, 1996, included elsewhere in this filing.

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August 1994 to December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and Senior Notes against the Company and certain of its former officers and directors. The suits seek unspecified damages for securities law violations. In November 1994, a shareholder derivative lawsuit was filed against present directors and former officers and directors of the Company and the Company as a nominal defendant. In addition, in January 1995 the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain other parties. See Note 3 to the Interim Consolidated Financial Statements for the three months ended March 31, 1996, included elsewhere in this filing.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

4.1      -  Indenture governing the 8 1/2% Convertible Subordinated Debentures due March 31, 2007, including the form of 8 1/2% Convertible Subordinated Debentures due March 31, 2007. (3)

4.2      -  Indenture, dated October 31, 1991, between the Registrant and LaSalle National Bank, as Trustee, with respect to $165,000,000 principal amount of 10% Senior Notes due 2001, including form of 10% Senior Notes
            Due 2001. (1)

4.3      -  First Supplemental Indenture to the Indenture between the Registrant and LaSalle National Bank, as Trustee.
            (3)

4.4      -  Form of First Supplemental Indenture to the Indenture between the Registrant and Shawmut Bank Connecticut,
            N.A., as Trustee. (7)

4.5      -  Rights Agreement, dated as of March 22, 1994, between the Registrant and Mellon Securities Trust Company, as
            Rights Agent. (4)

4.6      -  Form of Promissory Note issued to holders of priority tax claims against the Registrant, including a schedule of holders of such notes and principal amounts thereof. (2)

4.7      -  Second Amended and Restated Loan and Security Agreement dated as of June 5, 1995 by and between Greyhound
            Lines, Inc. and Foothill Capital Corporation. (9)

4.8      -  Amendment Number One to Second Amended and Restated Loan and Security Agreement dated as of April 12, 1996 by and between Greyhound Lines, Inc. and Foothill Capital Corporation. (10)

10.1     -  Fourth Amendment to Interest Rate Swap Agreement, dated as of April 25, 1996, between the Registrant and
            Banker's Trust Company. (10)

11.1     -  Computation of Registrant's earnings per share for the three months ended March 31, 1995. (5)

11.2     -  Computation of Registrant's earnings per share for the three months ended March 31, 1996. (10)

27       -  Financial Data Schedule as of and for the three months ended March 31, 1996. (10)

- -----------------------------------------------------------------------------------------------------------------------

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

(B)  REPORTS ON FORM 8-K

     During the quarter ended March 31, 1996, the Company filed no current reports on Form 8-K with the Securities and Exchange Commission, nor was it required to do so.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1996




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

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                                 DESCRIPTION
- -------                                                -----------
4.8      -  Amendment Number One to Second Amended and Restated Loan and Security Agreement dated as of April 12, 1996 by and between Greyhound Lines, Inc. and Foothill Capital Corporation.

10.1     -  Fourth Amendment to Interest Rate Swap Agreement, dated as of April 25, 1996, between the Registrant and
            Banker's Trust Company.

11.2     -  Computation of Registrant's earnings per share for the three months ended March 31, 1996.

27       -  Financial Data Schedule as of and for the three months ended March 31, 1996.
