Form 10-Q
period 1996-06-30
GREYHOUND LINES INC
filed 1996-08-13
CIK 813040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

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

                      YES   X                        NO
                           ---                          ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS OF COMMON STOCK            OUTSTANDING AT AUGUST 7, 1996
              ---------------------            -----------------------------
                 $.01 PAR VALUE                      58,309,977  SHARES

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                  PAGE NO.
                                                                                                  --------
PART I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements:
                   Interim Consolidated Statements of Financial Position as of
                     June 30, 1996 (Unaudited) and December 31, 1995  . . . . . . . . . . . .         4
                   Interim Consolidated Statements of Operations for the
                     Three and Six Months Ended June 30, 1996 and 1995 (Unaudited)  . . . . .         5
                   Condensed Interim Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 1996 and 1995 (Unaudited)  . . . . . . . . . .         6
                   Notes to Interim Consolidated Financial Statements (Unaudited) . . . . . .         7

  Item 2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        10


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


                    PART I.        FINANCIAL  INFORMATION

                    ITEM 1.        FINANCIAL  STATEMENTS

                    GREYHOUND LINES, INC. AND SUBSIDIARIES

            INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     1996           1995
                                                                                  ---------       --------
                                                                                  (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .         $     891       $  3,494
   Accounts receivable, less allowance for doubtful accounts
      of $231 and $217  . . . . . . . . . . . . . . . . . . . . . . . . .            34,356         29,912
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,571          3,615
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .             7,074          7,353
   Assets held for sale   . . . . . . . . . . . . . . . . . . . . . . . .             4,286          4,534
   Other current assets   . . . . . . . . . . . . . . . . . . . . . . . .             9,631          8,885
                                                                                  ---------       --------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .            59,809         57,793

Prepaid Pension Plans . . . . . . . . . . . . . . . . . . . . . . . . . .            24,408         24,299
Property, Plant and Equipment, net of accumulated depreciation
   of $91,459 and $84,234   . . . . . . . . . . . . . . . . . . . . . . .           285,282        300,603
Investments in Unconsolidated Affiliates  . . . . . . . . . . . . . . . .             1,424          1,367
Insurance and Security Deposits . . . . . . . . . . . . . . . . . . . . .            74,331         76,586
Intangible Assets, net of accumulated amortization of $17,330 and $14,901            20,421         20,000
                                                                                  ---------       --------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 465,675       $480,648
                                                                                  =========       ========

CURRENT LIABILITIES
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .         $  16,718       $ 18,205
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .            49,796         54,971
   Unredeemed tickets   . . . . . . . . . . . . . . . . . . . . . . . . .             9,417          9,140
   Current portion of reserve for injuries and damages  . . . . . . . . .            24,695         24,605
   Current maturities of long-term debt   . . . . . . . . . . . . . . . .             4,607          5,259
                                                                                  ---------       --------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . .           105,233        112,180

Reserve for Injuries and Damages  . . . . . . . . . . . . . . . . . . . .            38,663         41,056
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           191,969        172,671
Deferred Gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               741            920
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,894          4,059
                                                                                  ---------       --------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . .           342,500        330,886
                                                                                  ---------       --------

Commitments and Contingencies (Note 3)
STOCKHOLDERS' EQUITY
   Preferred stock (10,000,000 shares authorized; par value $.01; none issued)
      Series A junior preferred stock (500,000 shares authorized; par value $.01;
      none issued)  . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---            ---
   Common stock (100,000,000 shares authorized; 58,418,269 and 58,277,318 shares issued as of June 30, 1996 and December 31, 1995 respectively;
      par value $.01)   . . . . . . . . . . . . . . . . . . . . . . . . .               584            583
   Capital in excess of par value   . . . . . . . . . . . . . . . . . . .           228,912        228,422
   Retained deficit   . . . . . . . . . . . . . . . . . . . . . . . . . .          (101,711)       (74,633)
   Less:  Unfunded accumulated pension obligation   . . . . . . . . . . .            (3,572)        (3,572)
   Less: Treasury stock, at cost (109,192 shares)   . . . . . . . . . . .            (1,038)        (1,038)
                                                                                  ---------       --------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .           123,175        149,762
                                                                                  ---------       --------
           Total liabilities and stockholders' equity . . . . . . . . . .         $ 465,675       $480,648
                                                                                  =========       ========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       ------------------               ----------------
                                                            JUNE 30,                        JUNE 30,
                                                            --------                        --------
                                                     1996             1995            1996            1995
                                                  -----------      ----------      ---------       ---------
                                                         (UNAUDITED)                       (UNAUDITED)
OPERATING REVENUES
  Transportation Services
     Passenger services   . . . . . . . . .       $   146,157      $  136,663      $ 264,900       $ 246,117
     Package express  . . . . . . . . . . .             8,479           9,002         16,661          17,645
  Food services . . . . . . . . . . . . . .             5,334           4,652          9,985           8,775
  Other operating revenues  . . . . . . . .            12,286          10,718         22,353          20,011
                                                  -----------      ----------      ---------       ---------
         Total operating revenues . . . . .           172,256         161,035        313,899         292,548
                                                  -----------      ----------      ---------       ---------

OPERATING EXPENSES
  Maintenance . . . . . . . . . . . . . . .            18,212          16,998         36,314          33,688
  Transportation  . . . . . . . . . . . . .            43,298          40,172         80,719          72,712
  Agents' commissions and station costs . .            32,674          30,342         61,685          57,564
  Marketing, advertising and traffic  . . .             6,641           9,314         11,828          12,443
  Insurance and safety  . . . . . . . . . .            11,041          13,534         21,951          24,194
  General and administrative  . . . . . . .            21,556          17,823         41,422          35,503
  Depreciation and amortization . . . . . .             7,386           7,074         14,928          14,498
  Operating taxes and licenses  . . . . . .            12,286          12,088         24,026          24,728
  Operating rents . . . . . . . . . . . . .            12,763          11,384         24,537          22,381
  Cost of goods sold - food services  . . .             3,391           2,938          6,487           5,929
  Other operating expenses  . . . . . . . .             1,856           2,212          3,706           3,599
                                                  -----------      ----------      ---------       ---------
         Total operating expense  . . . . .           171,104         163,879        327,603         307,239
                                                  -----------      ----------      ---------       ---------

OPERATING INCOME (LOSS) . . . . . . . . . .             1,152          (2,844)       (13,704)        (14,691)
Interest Expense  . . . . . . . . . . . . .             6,637           7,013         13,263          13,881
                                                  -----------      ----------      ---------       ---------
LOSS BEFORE INCOME TAXES  . . . . . . . . .            (5,485)         (9,857)       (26,967)        (28,572)
Income Tax Provision  . . . . . . . . . . .                48              26            111              28
                                                  -----------      ----------      ---------       ---------
NET LOSS  . . . . . . . . . . . . . . . . .       $    (5,533)     $   (9,883)     $ (27,078)      $ (28,600)
                                                  ===========      ==========      =========       =========

Loss Per Share of Common Stock:
  Primary   . . . . . . . . . . . . . . . .       $     (0.10)     $    (0.18)     $   (0.47)      $   (0.54)
                                                  ===========      ==========      =========       =========
  Fully Diluted   . . . . . . . . . . . . .       $     (0.10)     $    (0.18)     $   (0.47)      $   (0.54)
                                                  ===========      ==========      =========       =========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

            CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                    1996             1995
                                                                                 ---------         --------
                                                                                        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (27,078)       $ (28,600)
      Noncash expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,888           15,500
      Net changes in certain operating assets and liabilities . . . . . . . .     (10,170)           9,128
                                                                                ---------        ---------
      Net cash provided by (used for) operating activities  . . . . . . . . .     (21,360)          (3,972)
                                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (11,434)          (5,081)
  Proceeds from assets sold . . . . . . . . . . . . . . . . . . . . . . . . .      12,765            2,524
  Other investing activities  . . . . . . . . . . . . . . . . . . . . . . . .      (1,850)             (41)
                                                                                ---------        ----------
      Net cash provided by (used for) investing activities  . . . . . . . . .        (519)          (2,598)
                                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt and capital lease obligations  . . . . . . . . . . . . . .      (2,164)         (16,194)
  Proceeds from issuance of Common Stock or Rights Offering   . . . . . . . .         113           11,685
  Net change in revolving credit facility . . . . . . . . . . . . . . . . . .      21,327            2,518
                                                                                ---------        ---------
      Net cash provided by (used for) financing activities  . . . . . . . . .      19,276           (1,991)
                                                                                ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .      (2,603)          (8,561)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .       3,494            9,454
                                                                                ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .   $     891        $     893
                                                                                =========        =========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1996, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended June 30, 1996 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1995.

2.  SIGNIFICANT ACCOUNTING POLICIES

LOSS PER SHARE

Primary loss per common share is calculated by dividing net loss by the weighted average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The calculation of fully diluted loss per share of Common Stock considers the effect of conversion of the Company's 8.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures"). For the three and six months ended June 30, 1996 and 1995, however, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures have an antidilutive effect. As a result, these shares are excluded from the final determination of weighted average shares outstanding at June 30, 1996 and 1995. The weighted average shares outstanding used in the calculation of primary and fully diluted loss per share of Common Stock for the three and six months ended June 30, 1996 and 1995 are as follows:

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     ------------------               ----------------
                                                          JUNE 30,                        JUNE 30,
                                                          --------                        --------
                                                    1996           1995             1996           1995
                                                 -----------    ----------       ----------     ----------
Primary . . . . . . . . . . . . . . . . . .      58,234,926     53,743,682       58,204,186     53,061,852
Fully diluted . . . . . . . . . . . . . . .      58,234,926     53,743,682       58,204,186     53,061,852

CERTAIN RECLASSIFICATIONS

Certain reclassifications have been made to the prior period statements to conform them to the June 1996 classifications.

3.  COMMITMENTS AND CONTINGENCIES

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

All the purported class action cases referred to above (with the exception of one suit that was dismissed before being served on any defendants) have been transferred to the United States District Court for the Northern District of Texas, the Court in which the first purported class action suit was filed, and are pending under a case styled In re Greyhound Securities Litigation, Civil Action 3-94-CV-1793-G. A joint pretrial order has been entered in the class action litigation which consolidates for pretrial and discovery purposes all of the stockholder actions and, separately, all of the debtholder actions. The joint pretrial order required plaintiffs to file consolidated amended complaints and excused answers to the original complaints. In July 1995, the plaintiffs filed their consolidated amended complaints, naming Greyhound Lines, Inc., Frank J. Schmieder, J. Michael Doyle, Phillip W. Taff, Robert R. Duty, Don T. Seaquist, Charles J. Lee, Charles A. Lynch and Smith Barney Incorporated as defendants. Messrs. Lee, Lynch and Taff were subsequently dismissed from the case by the plaintiffs. In September 1995, the various defendants filed motions to dismiss plaintiffs' complaints. In October 1995, plaintiffs filed a motion seeking to certify the class of plaintiffs. Both motions have been fully briefed and are pending for decision before the Court.

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

In January 1995, the Company received notice that the Securities and Exchange Commission (the "SEC") is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its former officers, directors and employees and other persons. The SEC Order of Investigation (the "Order of Investigation") states that the SEC is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the SEC has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the SEC has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. In September 1995, the SEC served a document subpoena on the Company requiring the production of documents, most of which the Company voluntarily produced to the SEC in late 1994. The Company is fully cooperating with the SEC's investigation of these matters. The probable outcome of this investigation cannot be predicted at this stage in the proceeding.

ENVIRONMENTAL MATTERS

The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various
facilities presently or formerly owned or leased by the Company.   Based upon
surveys conducted by Company personnel, 70 locations have been identified as sites requiring potential clean-up and/or remediation as of June 30, 1996. The Company has estimated the clean-up and/or remediation cost of these sites to be $4.8 million of which approximately $1.0 million is indemnifiable by the predecessor owner of the Greyhound domestic bus operations now known as The Dial Corp ("Dial"). The Company has no reason to believe that Dial will not fulfill its indemnification obligations to the Company. However, if Dial does not fulfill such obligations, the Company could have liability with respect to those matters. Additionally, the Company has been designated as a potentially responsible party by the Environmental Protection Agency (the "EPA") at three Superfund sites where the Company and other parties face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of the minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a total environmental reserve of $3.8 million, at June 30, 1996, a portion of which has also been recorded as a receivable from Dial for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of cash flows for noncapitalized expenses discounted at 8%. Management believes that adequate accruals have been made related to all known environmental matters.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Public Offering and Senior Note Repurchase. Net proceeds to the Company from the sale of four million shares of Common Stock in October of 1995 were $15.4 million. The Company used a portion of the net proceeds to repurchase (the "Senior Note Repurchase") $10.7 million aggregate principal amount of its 10% Senior Notes due 2001 (the "Senior Notes") and the remaining net proceeds were used for general corporate purposes.

Capital Structure and Leverage. The Company had $192.0 million in long-term debt outstanding (excluding $21.1 million of issued and undrawn standby letters of credit) at June 30, 1996, which primarily consisted of the Company's Senior Notes. Also included in long-term debt were outstanding borrowings of $21.3 million under the Credit Facility. Although the Company generally requires significant cash flows to meet its debt and other continuing obligations, the Senior Note Repurchase has reduced these requirements for the near term. After giving effect to the Senior Note Repurchase, the Company's semi-annual interest payments on the Senior Notes have been reduced from $8.2 million to $7.6 million (each January 31 and July 31). Additionally, the Senior Notes sinking fund requirements for 1996, in the amount of $8.0 million, have been met through the Senior Notes repurchased in 1995 and the $1.7 million of Senior Notes which the Company owned prior to the Senior Note Repurchase. The balance of the Senior Note Repurchase will be applied to the July 1997 sinking fund payment and as a result, the cash required for the July 1997 sinking fund payment has been reduced from $10.0 million to approximately $5.7 million. The sinking fund payment due July 1998 is $15.0 million and increases annually thereafter. The Company will also require $12.9 million in the aggregate for other debt service, $10.3 million of which is interest (including the remaining interest payment on the Senior Notes due in July) and $19.5 million for bus, real estate and other operating lease obligations during the remainder of 1996.

Cash Flows and Liquidity. Operating cash flows, together with cash from financing activities, seasonal revolving credit borrowings and sales of assets, historically have been sufficient to fund the Company's operations and investing activities which consist primarily of capital expenditures for new bus acquisitions, systems development costs and facility acquisitions, replacements or upgrades. The seasonal fluctuations in the Company's cash flows can be significant. Typically, cash flow for the first quarter of the year is negative, and is not offset until the third and fourth quarters, which typically produce substantial positive cash flows. For the first quarter of 1996, operating activities used net cash of $28.3 million, while operating activities for the second quarter provided positive cash flow of $6.9 million resulting in net cash used for operating activities of $21.4 million for the six months ended June 30, 1996. The cash used for the net changes in certain operating assets and liabilities (a component of net cash used for operating activities) for the six months ended June 30, 1996, reflects the expected level of activity in these accounts during this period of the year. The cash provided by the net changes in certain operating assets and liabilities for the comparable period in 1995, is primarily the result of the Company's efforts to conserve cash during the early period in its turnaround.


The net cash required for operating activities, as well as cash required for investing activities, were primarily funded by cash provided by revolving advances under the Company's Credit Facility and the sale-leaseback of 51 buses which had been purchased in 1995. At June 30, 1996, the Company had cash and cash equivalents of $0.9 million and available borrowing capacity of $18.6 million under the Credit Facility for general purposes. Additionally, the Company had sufficient unpledged collateral which could have been pledged under the terms of the Credit Facility to increase total available borrowing capacity to $19.6 million at June 30, 1996.

The Company is party to a revolving credit facility which was amended in April 1996 (the "Credit Facility"). Availability under the Credit Facility is limited to the aggregate of the following: (1) revolving advances of up to $2.5 million based on a formula of certain eligible accounts receivable; (2) revolving advances of up to $47.5 million (the "Fixed Asset Advances") based on the value of certain fixed asset collateral pledged to Foothill; and (3) a bus purchase facility of up to $30.0 million (the "Bus Purchase Facility"). The Credit Facility limits letters of credit and letters of credit guarantees to $35.0 million. Borrowings under the Credit Facility mature on January 15, 1999, although the availability under the Fixed Asset Advances will be subject to quarterly reductions commencing October 1997, unless additional collateral is pledged. The Credit Facility is secured by liens on substantially all the assets of the Company, excluding real estate purchases and new bus purchases that are specifically pledged to support borrowings under the Bus Purchase Facility or other financing. The Credit Facility allows the Company to dispose of certain non-core real estate properties. In addition, non-bus capital expenditures are limited to $30.0 million annually with no spending limitations on bus purchases. At June 30, 1996, the Credit Facility provided for revolving loans, letters of credit and letter of credit guarantees up to a maximum commitment of $80.0 million. As of June 30, 1996, syndication commitments under the Credit Facility, including Foothill's commitment as the lead agent, totalled $80.0 million and the Company had pledged sufficient collateral to activate up to $61.0 million of total availability. As of June 30, 1996, there were approximately $21.1 million in issued and undrawn standby letters of credit outstanding and outstanding borrowings of $21.3 million under the Credit Facility.

The Credit Facility is subject to financial covenants, including maintenance of a minimum net worth and an agreed ratio of cash flow to interest expense. At June 30, 1996, the Company was in compliance with these covenants. In addition, the Credit Facility provides for a reduction in interest rates if certain ratio levels of cash flow to interest expense, in excess of a minimum, are achieved. As of December 31, 1995, the Company had exceeded the first threshold level and, as a result, the applicable interest rate on any borrowings under the Credit Facility was reduced from 2.0% above the prime rate to 1.75% above prime effective February 1, 1996.

The Company is party to two floating rate interest rate swap agreements entered into in July 1993. In October 1994, the agreements were amended to lock in future payments under the agreements until maturity in July 1998. The net result of the amendments is that these swaps will not be subject to interest rate risk. Under the amendments, the Company will be required to pay $5.0 million in total from June 30, 1996 through the remaining term of the five-year agreements. Pursuant to an amendment finalized in April 1996, the Company has collateralized its payment obligations under the amended agreements with a $1.1 million letter of credit and liens on six pieces of Company-owned real property. In conjunction with the amendment, the counterparty has agreed to reduce the real estate collateral requirements beginning in 1997.

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

The Company has five defined benefit pension plans. The most significant plan is the jointly sponsored Amalgamated Transit Union/Greyhound Lines, Inc. Retirement and Disability Trust (the "ATU Plan"). The ATU Plan was closed to new participants in November 1983 and, as a result, over 79% of the participants are 50 or more years old. For financial reporting and investment planning purposes, the Company uses a mortality table that closely matches the actual experience related to the existing participant population. If the Company is required to measure the pension liability, for ERISA funding purposes, utilizing a 1994 GATT (General Agreement on Tariffs and Trade)-specified table, it will be required to begin making contributions to the ATU Plan at some time after 1997 in annual amounts potentially ranging from $2.3 million to $19.8 million. The Company is exploring whether it may be able to obtain general or specific relief from this requirement. Management believes, however, that the ATU Plan is currently adequately funded to meet any future benefit obligations.

In addition to the potential impact on the Company's cash flow due to funding requirements, the ATU Plan represents a potential risk to the Company's compliance with the minimum net worth covenant in the Credit Facility. If liabilities of a pension fund exceed assets, the Company would be required to record a charge to equity under Generally Accepted Accounting Principles ("GAAP"). If the Company were required to record a substantial reduction to equity due to a substantial decline in interest rates, it could reduce the Company's net worth below the minimum covenant levels. In such an instance, the Company would seek a waiver for the minimum net worth requirement to the extent that it is caused by a reduction to stockholder's equity related to the ATU Plan. Further discussion of the Company's pension plan is included in the 1995 Form 10-K.

Capital Expenditures. The Company's operations require significant capital and maintenance expenditures related to the Company's bus fleet, properties and applications software. For the six months ended June 30, 1996, the Company's capital expenditures totalled $11.4 million, none of which related to the purchase of buses.

The Company has 2,134 buses in its fleet as of June 30, 1996. Approximately 35% of these buses are owned and the remaining buses are leased from various lessors. From December 1995 to June 30, 1996, the Company took delivery of approximately 200 buses from Motor Coach Industries International, Inc. (MCII), all of which were initially subject to interim operating leases (180 day maximum term). In May 1996, 50 of these buses were converted to long-term operating leases. Additionally, 26 of these buses were purchased by the Company in July 1996.

The average age of the bus fleet is 6.5 years at June 30, 1996. The Company's experience indicates that as the age of its fleet increases, the dependability and quality of service declines, which may make the Company less competitive. Additionally, older buses are generally more expensive to repair and maintain. While the Company could continue to use older buses, the Company intends, over time, to replace older, less reliable vehicles with new buses. As a result, during the first six months of 1996, the Company has retired 82 buses over 10 years old and expects to retire 131 more by September 1996. To replace these buses and to support the planned increase in miles to be operated, the Company expects to acquire as many as 300 new buses during 1996 and 1997 (of which 150 buses have been received as of June 30, 1996) at an aggregate value of approximately $75 million. The Company intends to finance these purchases through cash flows from operations, operating leases and vendor financing.

In May 1996, the Company purchased the terminal facility that it had been leasing in Columbus, Ohio from Dial for $4.0 million, and in June 1996 signed a letter of intent with Dial to purchase its terminal in Pittsburgh, Pennsylvania for $4.0 million. These two operationally critical facilities are being purchased from Dial in anticipation of lease terminations in early 1997.

The Company's ability to finance these and other capital expenditures and to meet its other financial obligations will depend on the Company's future operating performance, which will be subject to financial, economic, legal and other factors affecting the business and operations of the Company, many of which are beyond its control. Although cash flows from operating activities and the Credit Facility are expected to be sufficient to make a portion of the Company's planned expenditures, the Company's operating strategy will depend on the availability of additional sources of financing, such as operating and capital lease financing or funds provided through sales of assets or sales of securities. There can be no assurance that the Company will be able to obtain financing on suitable terms for these purposes.

Certain Contingencies. The Company is subject to various contingencies that could affect its liquidity position in the future. See "ITEM 1. LEGAL PROCEEDINGS."


SECOND QUARTER 1996 AND 1995 RESULTS OF OPERATIONS

The Company's business is seasonal in nature and generally follows the pattern of the travel business as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. Historically, the Company has experienced substantial seasonal variances in its results of operations with the second quarter reflecting a loss or minimal net income and the first quarter typically being a net loss period.

The following table presents certain of the Company's consolidated operating statistics for the three and six months ended June 30, 1996 and 1995:

                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                       ------------------                       ----------------
                                                            JUNE 30,         PERCENTAGE              JUNE 30,           PERCENTAGE
                                                            --------         ----------              --------           ----------
                                                      1996          1995       CHANGE           1996         1995         CHANGE
                                                      ----          ----       ------           ----         ----         ------
Regular Service Miles (000) . . . . . . . . . . .     63,413         62,598      1.30          120,958       117,150        3.25
Total Bus Miles (000) . . . . . . . . . . . . . .     65,521         63,935      2.48          123,989       119,018        4.18
Passenger Miles (000) (a) . . . . . . . . . . . .  1,524,233      1,492,133      2.15        2,794,311     2,674,783        4.47
Available Seat Miles (000)  . . . . . . . . . . .  2,916,998      2,879,508      1.30        5,564,068     5,388,900        3.25
Passengers Carried (000)  (a) . . . . . . . . . .      4,411          4,258      3.59            8,308         8,012        3.69
Average Trip Length (miles) (a) . . . . . . . . .        346            350     (1.14)             336           334        0.60
Load Factor (% of available seats filled) (a) . .       52.3           51.8      0.97             50.2          49.6        1.21
Yield (Revenue Per Passenger Mile) (cents) (a)  .       9.59           9.16      4.69             9.48          9.20        3.04
Passenger Revenue Per Regular Service Mile (dollars)    2.30           2.18      5.50             2.19          2.10        4.29
Total Operating Revenue per Total Bus Mile (dollars)    2.63           2.52      4.37             2.53          2.46        2.85
Total Operating Expense per Total Bus Mile (dollars)    2.61           2.56      1.95             2.64          2.58        2.33
Cost per Total Bus Mile (cents):
   Maintenance  . . . . . . . . . . . . . . . . .       27.8           26.6      4.51             29.3          28.3        3.53
   Transportation . . . . . . . . . . . . . . . .       66.1           62.8      5.25             65.1          61.1        6.55
   Insurance and Safety . . . . . . . . . . . . .       16.9           21.2    (20.28)            17.7          20.3      (12.81)
Station Costs as a % of Total Revenue (%) . . . .       19.0           18.8      1.06             19.7          19.7         --

(a)  See Operating Revenues for discussion of 1995 restatements.

Operating Income (Loss). Operating income for the three months ended June 30, 1996, was $1.2 million compared to a loss of $2.8 million for the same period in 1995. For the six months ended June 30, 1996, the operating loss decreased by $1.0 million to $13.7 million compared to a $14.7 million operating loss for the year ago period. Operating revenues increased $11.2 million (or 7.0%) and $21.4 million (or 7.3%) for the three and six months ended June 30, 1996, while operating expenses increased $7.2 million (or 4.4%) and $20.4 million (or 6.6%) for the three and six months ended June 30, 1996, compared to the same periods in 1995.

Operating Revenues. Passenger service revenues increased $9.5 million (or 6.9%) and $18.8 million (or 7.6%) for the three and six months ended June 30, 1996, compared to the same periods in 1995 due primarily to increased ridership. The number of passengers carried increased 3.6% and 3.7% for the second quarter and first half of 1996 compared to the same periods in 1995.
The increased passenger revenues during the second quarter reflect growth over the prior year in sales to passengers travelling 1,000 miles or less, partially offset by a decrease, versus last year, in sales for trips over 1,000 miles. The Company attributes the modest decline in sales for very long haul trips (over 1,000 miles) to additions of seat capacity available at very aggressive, advance purchase pricing by the airline industry in certain markets. Further, the Company realized substantial increases in this travel segment during 1995, compared to 1994, and as a result, current very long haul sales remain at levels substantially higher than those realized in 1994, in spite of the increased intense competition from the airline industry. In total, however, revenues and ridership are up, and management believes the overall increases reflect the continued emphasis on everyday low pricing, improvements in handling customer telephone calls and more convenient bus schedules. Successful implementation of premium pricing for weekend travel and extra premium pricing for holiday travel, as well as price increases on short haul fares, and a mix shift to higher yielding short haul traffic also improved revenue through the positive impact on yield. Yield increased to 9.59 cents and 9.48 cents per mile for the three and six months ended June 30, 1996 versus 9.16 cents and
9.20 cents per mile last year. Various 1995 traffic statistics including passenger miles, passengers carried, average trip length, load factor and yield have been adjusted to reflect revised treatment of interline activity and to conform them to 1996 classifications. As a result, applicable statistical information for 1995 has been changed accordingly from that previously published to provide consistent comparisons.

Package express delivery service revenues declined $0.5 million (or 5.8%) and $1.0 million (or 5.6%) for the three and six months ended June 30, 1996, compared to the same periods in 1995. The Company has begun to increase focus on this segment of the business in 1996 in order to slow, then reverse the decline of package express revenues which has occurred over the last few years. In 1994, the Company reduced the number of routes and the number of hours the terminals were opened. These reductions resulted in decreased convenience and level of service for the package express customers. As a result, many customers discontinued the use of the Company's package express service during late 1994 and 1995 and began using competitors' services. Service improvements have already been initiated through increased hours of service and providing more convenient schedules to its customers, as well as implementation of a centralized telephone customer service department dedicated to the package express service.

Food Service revenues increased $0.7 million (or 14.7%) and $1.2 million (or 13.8%) for the three and six months ended June 30, 1996, compared to the same periods in 1995 due primarily to the addition of three new locations and the general increase in passenger activity.

Other operating revenues increased approximately $1.6 million (or 14.6%) and $2.3 million (or 11.7%) for the three and six months ended June 30, 1996, compared to the same periods in 1995 due primarily to an increase in charter revenue ($0.9 million and $1.3 million, respectively) and various other revenues including fees earned related to prepaid ticket orders.

Operating Expenses. Total operating expenses increased $7.2 million (or 4.4%) and $20.4 million (or 6.6%) for the three and six months ended June 30, 1996, compared to the same periods in 1995. Regular service miles operated for the three and six months ended June 30, 1996, compared to the same periods in 1995 increased by 0.8 million miles (or 1.3%) and 3.8 million miles (or 3.3%), respectively.

Maintenance costs increased $1.2 million (or 7.1%) and $2.6 million (or 7.8%) for the three and six months ended June 30, 1996 compared to the same periods in 1995. On a cost per mile basis, expenses increased 4.5% from 26.6 cents per mile in the second quarter of 1995 to 27.8 cents per mile during the second quarter of 1996. Similarly, the cost per mile for the six months ended June 30 increased 3.5% from 28.3 cents per mile to 29.3 cents per mile from 1995 to 1996. These increases primarily reflect the Company's efforts to accelerate engine changes and other maintenance during this off-peak season for buses that are susceptible to have engine failures during the busy summer period, when seasonal demands require high utilization of the entire bus fleet. Also contributing to the increase was a contractual pay rate increase for hourly maintenance employees.

Transportation expenses increased $3.1 million (or 7.8%) and $8.0 million (or 11.0%) for the three and six months ended June 30, 1996, compared to the same periods in 1995. This increase is partly attributable to an increase in regular service miles operated of 1.3% and 3.3%, respectively. On a comparable cost per mile basis, these added miles represented approximately $1.0 million and $3.0 million of the increase for the three and six month periods ended June 30, 1996. The remainder reflects increases in the period-over-period cost per mile for transportation expenses during the quarter and six months ended June 30, 1996, when compared to the same periods for 1995. The increases are comprised primarily of higher fuel prices ($1.5 million and $2.2 million, respectively), a contractual wage increase for drivers, and additional driver's supervisory staff.

Agents' commissions and station costs increased $2.3 million (or 7.7%) and $4.1 million (or 7.2%) for the three and six months ended June 30, 1996, compared to the same periods in 1995, primarily due to increased ticket commission expenses as a result of increased sales. Additionally, the conversion of 60 company operated facilities to commission agencies also increased commission expense, however, these increased expenses were offset by decreases in payroll, facility costs, utilities and supplies, as these costs became the responsibility of the agent upon conversion.

Marketing, advertising and traffic costs decreased $2.7 million (or 28.7%) and $0.6 million (or 4.9%) for the three and six months ended June 30, 1996, compared to the same periods in 1995. The decreases are due primarily to the timing of advertising expenditures. In 1995, the Company incurred a great deal of advertising expense during the second quarter to reestablish its presence after not advertising at all during the first quarter of 1995.

Insurance and safety costs decreased $2.5 million (or 18.4%) and $2.2 million (or 9.3%) for the three and six months ending June 30, 1996, compared to the same periods in 1995. The impact of increased exposure (due to running more miles than prior year) was more than offset by favorable claims experience in both automobile and general liability expense and workers' compensation expense. The favorable trend reflects the impact of the Company's proactive claims management and risk reduction programs. As these programs become more established, there could be further improvements in these expenses.

General and administrative expenses increased $3.7 million (or 20.9%) and $5.9 million (or 16.7%) for the three and six months ended June 30, 1996, compared to the same periods in 1995. Contributing to this increase is the impact of $1.0 million in pension income recorded in the second quarter of 1995, while no pension income has been recorded in 1996. Additionally, due to the Company's efforts to improve the infrastructure, accounting, information technology and general management salaries have increased $0.8 million and $1.7 million, respectively, for the quarter and six months ended June 30, 1996, as compared to 1995.

Higher benefits costs related to the increased headcounts, have also contributed to the increase.

Depreciation and amortization increased by $0.3 million (or 4.4%) and $0.4 million (or 3.0%) for the three and six month periods ending June 30, 1996, compared to the same periods in 1995, partly due to the depreciation on 102 buses which the Company purchased in 1995 and the depreciation related to capital expenditures made subsequent to June 30, 1995. These increases were partially offset by the sale-leaseback of 51 buses in April of 1996.

Operating taxes and licenses increased $0.2 million (or 1.6%) and $0.7 million (or 2.8%) for the three and six month periods ending June 30, 1996, compared to the same periods in 1995. This increase is partly due to an increase in fuel and oil taxes as a result of operating more miles in 1996. Also, payroll related taxes have increased due to higher driver and telephone agent salaries. These increases were partially offset by the favorable settlement of a liability related to a dispute regarding sales taxes owed on interstate bus tickets sold in Oklahoma ($0.4 million).

Operating rental expense increased by $1.4 million (or 12.1%) and $2.2 million (or 9.6%) for the three and six months ended June 30, 1996, compared to the same periods in 1995. This increase is primarily attributable to the acquisition of 150 buses under operating leases during the first six months of 1996.

Other operating expenses decreased $0.4 million (or 16.1%) and increased $0.1 million (or 3.0%) for the three and six month periods ending June 30, 1996 compared to the same periods in 1995.

Interest Expense. For the six months ended June 30, 1996, interest expense was $13.3 million compared to $13.9 million for the 1995 period. Interest expense decreased due to a $0.6 million reduction in interest expense on the Senior Notes as a result of the repurchase of $10.7 million of Senior Notes in December 1995. Increased interest expense related to the increase in borrowings under the Credit Agreement during the first half of 1996 were offset by the impact of $0.3 million in interest expense recorded during the first quarter of 1995 related to the Oklahoma sales tax liability. The claim was settled in the second quarter of 1996, and the liability was reversed. The weighted average of the Company's effective interest rate on long-term debt outstanding as of June 30, 1996 was 12.45%.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August 1994 and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and Senior Notes against the Company and certain of its former officers and directors. The suits seek unspecified damages for securities law violations. In November 1994, a shareholder derivative lawsuit was filed against present directors and former officers and directors of the Company and the Company as a nominal defendant. In January 1995 the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities law violations allegedly involving the Company and certain other parties. In May 1995, a lawsuit was filed on behalf of two individuals against the Company and certain of its former officers and directors alleging securities law violations. See Note 3 to the Interim Consolidated Financial Statements for the three and six months ended June 30, 1996, included elsewhere in this filing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ELECTIONS OF DIRECTORS

On May 23, 1996, at the Company's annual stockholders' meeting, Dr. Alfred E. Osborne, Jr., Mr. Stephen M. Peck and Mr. Ernest P. Werlin were each elected to serve as Class II directors for three-year terms. In each case, the election was determined by a plurality vote. Total stockholder votes for and withheld on the election of Dr. Osborne were 51,092,008 and 357,756, respectively. Total stockholder votes for and withheld on the election of Mr. Peck were 51,108,768 and 340,996, respectively. Total stockholder votes for and withheld on the election of Mr. Werlin were 51,036,742 and 413,002, respectively. Mr. Thomas G. Plaskett, Mr. Craig R. Lentzsch and Mr. Frank L. Nageotte continue to serve as Class I directors until their terms expire in 1998. Mr. Richard J. Caley, Ms. Linda Chavez and Mr. A. A. Meitz continue to serve as Class III directors until their terms expire in 1997. Ms. Chavez and Mr. Meitz were elected as Class III directors in November 1995 to fill vacancies on the Board of Directors.

APPROVAL OF 1996 EXECUTIVE OFFICER INCENTIVE PLAN

The 1996 Executive Officer Incentive Plan was adopted by the Board of Directors on January 23, 1996. On May 23, 1996, at the Company's annual stockholders' meeting, the 1996 Executive Officer Incentive Plan was approved by a majority vote of the stockholders present or represented at the meeting and entitled to vote. Total votes for, against and abstentions were 28,360,471, 1,770,575 and 277,802 respectively.

APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors appointed Arthur Andersen LLP as independent public accountants to examine the Company's financial statements for the fiscal year ending December 31, 1996, effective upon ratification by the shareholders of such appointment. Although shareholder ratification is not required for the selection of Arthur Andersen LLP, since the Board of Directors has the responsibility for the selection of the Company's independent auditors and such ratification will not obligate the Company to continue the services of such firm, the Board of Directors submitted the selection for ratification by Company shareholders. On May 23, 1996, at the Company's annual stockholders' meeting, the appointment of Arthur Andersen LLP to serve as independent public accountants was ratified by a majority vote of the stockholders present or represented at the meeting and entitled to vote. Total votes for, against and abstentions were 51,154,424, 153,580 and 141,760, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
4.1      -  Indenture governing the 8 1/2 % Convertible Subordinated Debentures due March 31, 2007, including the form of 8 1/2 % Convertible Subordinated Debentures due March 31, 2007. (3)

4.2      -  Indenture, dated October 31, 1991, between the Registrant and LaSalle National Bank, as Trustee, with respect to $165,000,000 principal amount of 10% Senior Notes due 2001, including form of 10% Senior Notes
            Due 2001. (1)

4.3      -  First Supplemental Indenture to the Indenture between the Registrant and LaSalle National Bank, as Trustee.
            (3)

4.4      -  Form of First Supplemental Indenture to the Indenture between the Registrant and Shawmut Bank Connecticut,
            N.A., as Trustee. (6)

4.5      -  Rights Agreement, dated as of March 22, 1994, between the Registrant and Mellon Securities Trust Company, as
            Rights Agent. (4)

4.6      -  Form of Promissory Note issued to holders of priority tax claims against the Registrant, including a schedule of holders of such notes and principal amounts thereof. (2)

4.7      -  Second Amended and Restated Loan and Security Agreement dated as of June 5, 1995 by and between Greyhound
            Lines, Inc. and Foothill Capital Corporation. (5)

4.8      -  Amendment Number One to Second Amended and Restated Loan and Security Agreement dated as of April 12, 1996 by and between Greyhound Lines, Inc. and Foothill Capital Corporation. (7)

11.1     -  Computation of Registrant's earnings per share for the three and six months ended June 30, 1995. (5)

11.2     -  Computation of Registrant's earnings per share for the three and six months ended June 30, 1996. (8)

27       -  Financial Data Schedule as of and for the six months ended June 30, 1996. (8)





(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.
(2) Incorporated by reference from the Registration Statement on Form S-1 (File Nos. 33-45060-01 and 33-45060-02) regarding the Registrant's 8 1/2% Convertible Subordinated Debentures Due 2007.
(3) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-47908) regarding the Registrant's Common Stock and 10% Senior Notes Due 2001 held by the Contested Claims Pool Trust.
(4) Incorporated by reference from the Registrant's Quarterly Report on Form 8-K regarding the Rights Agreement dated March 22, 1994.
(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(6) Incorporated herein by reference from the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).
(7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(8)      Filed herewith.

(B)  REPORTS ON FORM 8-K

     During the quarter ended June 30, 1996, the Company filed no current reports on Form 8-K with the Securities and Exchange Commission, nor was it required to do so.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1996




                                        GREYHOUND LINES, INC.

                                        By:   /s/  Steven L. Korby
                                            ------------------------------------
                                             Steven L. Korby
                                             Executive Vice President,
                                             Chief Financial Officer
                                             (Duly Authorized Officer
                                             and Principal Financial
                                             and Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                                                   Exhibits
- ------                                                   --------
11.2     -       Computation of Registrant's earnings per share for the three and six months ended
                 June 30, 1996.

27       -       Financial Data Schedule as of and for the six months ended June 30, 1996.