Form 10-Q
period 1996-09-30
GREYHOUND LINES INC
filed 1996-11-12
CIK 813040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996

                                     OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from     to
                                               -----   -----

                       Commission file number  1-10841

                            GREYHOUND LINES, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                            86-0572343
        (State or other jurisdiction of               (I.R.S. employer
         incorporation or organization)              identification no.)


      15110 N. DALLAS PARKWAY, SUITE 600
                DALLAS, TEXAS                              75248
   (Address of principal executive offices)             (Zip code)


                                (972) 789-7000
             (Registrant's telephone number, including area code)


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

                      YES   X                               NO
                          -----                                -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS OF COMMON STOCK           OUTSTANDING AT NOVEMBER 6, 1996
           ---------------------           -------------------------------
              $.01 PAR VALUE                     58,313,927  SHARES

                    GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                  PAGE NO.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION
  Item 1. Financial Statements:
                   Interim Consolidated Statements of Financial Position as of
                     September 30, 1996 (Unaudited) and December 31, 1995 . . . . . . . . . .         4
                   Interim Consolidated Statements of Operations for the
                     Three and Nine Months Ended September 30, 1996 and 1995 (Unaudited)  . .         5
                   Condensed Interim Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 1996 and 1995 (Unaudited)  . . . . . . .         6
                   Notes to Interim Consolidated Financial Statements (Unaudited) . . . . . .         7

  Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .        10


PART II.         OTHER INFORMATION

  Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .        17


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18


                    PART I.        FINANCIAL  INFORMATION

                    ITEM 1.        FINANCIAL  STATEMENTS

                    GREYHOUND LINES, INC. AND SUBSIDIARIES

            INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 SEPTEMBER 30, DECEMBER 31,
                                                                                       1996        1995
                                                                                 --------------------------
                                                                                   (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .         $   1,454       $  3,494
   Accounts receivable, less allowance for doubtful accounts
      of $228 and $217  . . . . . . . . . . . . . . . . . . . . . . . . .            33,668         29,912
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,907          3,615
   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .            10,035          7,353
   Assets held for sale   . . . . . . . . . . . . . . . . . . . . . . . .             4,217          4,534
   Other current assets   . . . . . . . . . . . . . . . . . . . . . . . .             9,636          8,885
                                                                                  ---------       --------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .            62,917         57,793

Prepaid Pension Plans . . . . . . . . . . . . . . . . . . . . . . . . . .            24,403         24,299
Property, Plant and Equipment, net of accumulated depreciation
   of $97,359 and $84,234   . . . . . . . . . . . . . . . . . . . . . . .           295,034        300,603
Investments in Unconsolidated Affiliates  . . . . . . . . . . . . . . . .             1,479          1,367
Insurance and Security Deposits . . . . . . . . . . . . . . . . . . . . .            80,288         76,586
Intangible Assets, net of accumulated amortization of $18,670 and $14,901            19,959         20,000
                                                                                  ---------       --------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 484,080       $480,648
                                                                                  =========       ========

CURRENT LIABILITIES
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . .         $  17,932       $ 18,205
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .            43,720         54,971
   Unredeemed tickets   . . . . . . . . . . . . . . . . . . . . . . . . .             7,469          9,140
   Current portion of reserve for injuries and damages  . . . . . . . . .            24,695         24,605
   Current maturities of long-term debt   . . . . . . . . . . . . . . . .            10,882          5,259
                                                                                  ---------       --------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . .           104,698        112,180

Reserve for Injuries and Damages  . . . . . . . . . . . . . . . . . . . .            38,354         41,056
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           191,900        172,671
Deferred Gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               652            920
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,843          4,059
                                                                                  ---------       --------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . .           341,447        330,886
                                                                                  ---------       --------

Commitments and Contingencies (Note 3)
STOCKHOLDERS' EQUITY
   Preferred stock (10,000,000 shares authorized; par value $.01; none issued)
      Series A junior preferred stock (500,000 shares authorized; par value $.01;
      none issued)  . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---            ---
   Common stock (100,000,000 shares authorized; 58,312,677 and 58,277,318 shares issued as of September 30, 1996 and December 31, 1995 respectively;
      par value $.01)   . . . . . . . . . . . . . . . . . . . . . . . . .               584            583
   Capital in excess of par value   . . . . . . . . . . . . . . . . . . .           228,972        228,422
   Retained deficit   . . . . . . . . . . . . . . . . . . . . . . . . . .           (82,313)       (74,633)
   Less:  Unfunded accumulated pension obligation   . . . . . . . . . . .            (3,572)        (3,572)
   Less: Treasury stock, at cost (109,192 shares)   . . . . . . . . . . .            (1,038)        (1,038)
                                                                                  ---------       --------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .           142,633        149,762
                                                                                  ---------       --------
           Total liabilities and stockholders' equity . . . . . . . . . .         $ 484,080       $480,648
                                                                                  =========       ========





       The accompanying notes are an integral part of these statements.

                    GREYHOUND LINES, INC. AND SUBSIDIARIES

                INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       ------------------               -----------------
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                          -------------                    -------------
                                                      1996             1995           1996            1995
                                                  -----------      ----------      ---------       ---------
                                                          (UNAUDITED)                     (UNAUDITED)
OPERATING REVENUES
  Transportation Services
     Passenger services   . . . . . . . .         $    180,329     $   172,715     $ 445,229       $ 418,832
     Package express  . . . . . . . . . . .              8,394           9,171        25,055          26,816
  Food services . . . . . . . . . . . . . .              6,169           5,786        16,154          14,561
  Other operating revenues  . . . . . . . .             13,154          10,915        35,507          30,926
                                                  ------------     -----------     ---------       ---------
         Total operating revenues . . . . .            208,046         198,587       521,945         491,135
                                                  ------------     -----------     ---------       ---------

OPERATING EXPENSES
  Maintenance . . . . . . . . . . . . . . .             18,538          17,517        54,852          51,205
  Transportation  . . . . . . . . . . . . .             46,790          44,958       127,509         117,670
  Agents' commissions and station costs . .             36,666          35,311        98,351          92,875
  Marketing, advertising and traffic  . . .              6,771           6,378        18,599          18,821
  Insurance and safety  . . . . . . . . . .             10,323          15,796        32,274          39,990
  General and administrative  . . . . . . .             21,323          18,345        62,745          53,848
  Depreciation and amortization . . . . . .              7,696           7,062        22,624          21,560
  Operating taxes and licenses  . . . . . .             13,381          13,044        37,407          37,772
  Operating rents . . . . . . . . . . . . .             13,911          12,677        38,448          35,058
  Cost of goods sold - food services  . . .              3,863           3,518        10,350           9,447
  Other operating expenses  . . . . . . . .              2,397           2,017         6,103           5,616
                                                  ------------     -----------     ---------       ---------
         Total operating expense  . . . . .            181,659         176,623       509,262         483,862
                                                  ------------     -----------     ---------       ---------

OPERATING INCOME  . . . . . . . . . . . . .             26,387          21,964        12,683           7,273
Interest Expense  . . . . . . . . . . . . .              6,955           6,606        20,218          20,487
                                                  ------------     -----------     ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES   . . . .             19,432          15,358        (7,535)        (13,214)
Income Tax Provision  . . . . . . . . . . .                 34              25           145              53
                                                  ------------     -----------     ---------       ---------
NET INCOME (LOSS)   . . . . . . . . . . . .       $     19,398     $    15,333     $  (7,680)      $ (13,267)
                                                  ============     ===========     =========       =========

Income (Loss) Per Share of Common Stock:
  Primary   . . . . . . . . . . . . . . . .       $       0.33     $      0.27     $   (0.13)      $   (0.25)
                                                  ============     ===========     =========       =========
  Fully Diluted   . . . . . . . . . . . . .       $       0.33     $      0.27     $   (0.13)      $   (0.25)
                                                  ============     ===========     =========       =========





       The accompanying notes are an integral part of these statements.

                    GREYHOUND LINES, INC. AND SUBSIDIARIES

           CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,

                                                                                   1996             1995
                                                                                ---------        ---------
                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (7,680)       $ (13,267)
   Noncash expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,683           22,900
   Net changes in certain operating assets and liabilities  . . . . . . . . .     (26,785)          (6,272)
                                                                                ---------        ---------
      Net cash provided by (used for) operating activities  . . . . . . . . .   $  (9,782)       $   3,361
                                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (28,997)         (12,411)
  Proceeds from assets sold . . . . . . . . . . . . . . . . . . . . . . . . .      13,752            6,157
  Other investing activities  . . . . . . . . . . . . . . . . . . . . . . . .      (1,713)            (114)
                                                                                ---------        ----------
      Net cash provided by (used for) investing activities  . . . . . . . . .     (16,958)          (6,368)
                                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt and capital lease obligations  . . . . . . . . . . . . . .      (3,249)         (17,320)
  Proceeds from long-term borrowings  . . . . . . . . . . . . . . . . . . . .       3,600              ---
  Proceeds from issuance of Common Stock or Rights Offering   . . . . . . . .         125           11,685
  Net change in revolving credit facility . . . . . . . . . . . . . . . . . .      24,224              ---
                                                                                ---------        ---------
      Net cash provided by (used for) financing activities  . . . . . . . . .      24,700           (5,635)
                                                                                ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .      (2,040)          (8,642)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .       3,494            9,454
                                                                                ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .   $   1,454        $     812
                                                                                =========        =========





       The accompanying notes are an integral part of these statements.

                    GREYHOUND LINES, INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (UNAUDITED)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1996, and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended September 30, 1996 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1995.

2.  SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per common share are calculated by dividing net income
(loss) by the weighted average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. Common Stock equivalents reflect the assumed exercise of only those outstanding stock options which would be dilutive. The calculation of fully diluted earnings
(loss) per share of Common Stock includes the additional effect of conversion of the Company's 8.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") if conversion has a dilutive effect. For the nine months ended September 30, 1996 and 1995, however, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures have an antidilutive effect. As a result, these shares are excluded from the final determination of the weighted average shares outstanding at September 30, 1996 and 1995. The weighted average shares outstanding used in the calculation of primary and fully diluted earnings (loss) per share of Common Stock for the three and nine months ended September 30, 1996 and 1995 are as follows:

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     ------------------              -----------------
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                       -------------                   -------------
                                                    1996           1995             1996           1995
                                                 ----------     ----------       ----------     ----------
Primary . . . . . . . . . . . . . . . . . .      59,444,196     56,041,151       58,239,881     53,422,096
Fully diluted . . . . . . . . . . . . . . .      59,444,196     56,041,151       58,239,881     53,422,096

CERTAIN RECLASSIFICATIONS

Certain reclassifications have been made to the prior period statements to conform them to the September 1996 classifications.

3.  COMMITMENTS AND CONTINGENCIES

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and Senior Notes (defined herein) against the Company and certain of its former officers and directors. The suits sought unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that were alleged to have been false and misleading.

All the purported class action cases referred to above (with the exception of one suit that was dismissed before being served on any defendants) were transferred to the United States District Court for the Northern District of Texas, the Court in which the first purported class action suit was filed, and were pending under a case styled In re Greyhound Securities Litigation, Civil Action 3-94-CV-1793-G. A joint pretrial order was entered in the class action litigation which consolidated for pretrial and discovery purposes all of the stockholder actions and, separately, all of the debtholder actions. The joint pretrial order required plaintiffs to file consolidated amended complaints and excused answers to the original complaints. In July 1995, the plaintiffs filed their consolidated amended complaints, naming the Company, Frank J. Schmieder,
J. Michael Doyle, Phillip W. Taff, Robert R. Duty, Don T. Seaquist, Charles J. Lee, Charles A. Lynch and Smith Barney Incorporated as defendants. Messrs. Lee, Lynch and Taff were subsequently dismissed from the case by the plaintiffs. In September 1995, the various defendants filed motions to dismiss plaintiffs' complaints. In October 1995, plaintiffs filed a motion seeking to certify the class of plaintiffs.

On October 3, 1996, the Court ruled in favor of the Company and all other defendants, granting defendants' motions to dismiss. Pursuant to the Court's order, the complaints were dismissed, with leave granted to the plaintiffs to refile amended complaints within 20 days thereafter. On October 23, 1996, an amended complaint was filed. All seven class representatives involved in the prior complaints were dropped from the case. A new purported class plaintiff, John Clarkson, was named and a motion was filed seeking leave to permit Mr. Clarkson to intervene as the new class representative. The amended complaint alleges a class period of May 4, 1993 to October 26, 1993 and was filed only on behalf of holders of Common Stock. The amended complaint names the same defendants involved in the dismissed cases (the Company, Messrs. Schmieder, Doyle, Duty and Seaquist and Smith Barney Incorporated); no new defendants were added and none were dropped. The defendants have until December 12, 1996 to file a reply to plaintiff's motion for intervention. The Court has advised the parties that no responsive pleading need be filed to the amended complaint until such time as the Court rules on the motion for intervention filed by Mr. Clarkson.

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

In May 1995, a lawsuit was filed on behalf of two individuals, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities law violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Ohio, is styled James Illius and Teodore J. Krawec v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 1-95-CV-1140. The defendants filed a motion to transfer venue seeking to have the case transferred to the Northern District of Texas where the class action litigation was pending. In September 1995, the defendants' motion was granted, and the matter was transferred and was consolidated into the class action litigation described above.

On October 29, 1996, a purported class action lawsuit was brought by a purported holder of Common Stock against the Company, certain of its former officers and directors and Smith Barney and Morgan Stanley. The suit seeks unspecified damages for alleged federal and Texas state securities laws violations in connection with a Common Stock offering made by the Company in May 1993. The suit, filed in the 44th Judicial District Court of Dallas County, Texas, is styled John Clarkson v. Greyhound Lines, Inc., Frank Schmieder, J. Michael Doyle, Robert R. Duty, Don T. Seaquist, Smith Barney, Inc. and Morgan Stanley & Company, Inc., Case No. 96-11329-B. An answer to the suit must be filed by the Company on or before November 25, 1996.

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

In January 1995, the Company received notice that the Securities and Exchange Commission (the "SEC") is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its former officers, directors and employees and other persons. The SEC Order of Investigation (the "Order of Investigation") states that the SEC is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the SEC has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the SEC has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. In September 1995, the SEC served a document subpoena on the Company requiring the production of documents, most of which the Company voluntarily produced to the SEC in late 1994. The Company has fully cooperated with the SEC's investigation of these matters. The Company has had no contact with the SEC in connection with the investigation since January 1996. The probable outcome of this investigation cannot be predicted at this stage in the proceeding.

ENVIRONMENTAL MATTERS

The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various
facilities presently or formerly owned or leased by the Company.   Based upon
surveys conducted by Company personnel, 76 locations have been identified as sites requiring potential clean-up and/or remediation as of September 30, 1996. The Company has estimated the clean-up and/or remediation cost of these sites to be $5.4 million of which approximately $1.0 million is indemnifiable by the predecessor owner of the Greyhound domestic bus operations now known as Viad Corp (formerly known as the Dial Corp). The Company has no reason to believe that Viad will not fulfill its indemnification obligations to the Company. However, if Viad does not fulfill such obligations, the Company could have liability with respect to those matters. Additionally, the Company has been designated as a potentially responsible party by the Environmental Protection Agency (the "EPA") at three Superfund sites where the Company and other parties face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of the minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a total environmental reserve of $3.5 million, at September 30, 1996, a portion of which has also been recorded as a receivable from Viad for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of cash flows for noncapitalized expenses discounted at 8%. Management believes that adequate accruals have been made related to all known environmental matters.


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

Capital Structure and Leverage. The Company had $191.9 million in long-term debt outstanding (net of current portion of long-term debt of $10.9 million and excluding $19.6 million of issued and undrawn standby letters of credit) at September 30, 1996, which primarily consisted of the Company's Senior Notes. Also included in long-term debt were outstanding borrowings of $24.2 million under the Credit Facility (hereinafter defined). Although the Company generally requires significant cash flows to meet its debt and other continuing obligations, the Senior Note Repurchase has reduced these requirements for the near term. After giving effect to the Senior Note Repurchase, the Company's semi-annual interest payments on the Senior Notes have been reduced from $8.2 million to $7.6 million (each January 31 and July 31). Additionally, the Senior Notes sinking fund requirements for 1996, in the amount of $8.0 million, have been met through a portion of the Senior Notes repurchased in 1995 and the $1.7 million of Senior Notes which the Company owned prior to the Senior Note Repurchase. The balance of the Senior Note Repurchase will be applied to the July 1997 sinking fund payment and as a result, the cash required for the July 1997 sinking fund payment has been reduced from $10.0 million to approximately $5.7 million (and is reflected in the balance of current maturities of long-term debt of $10.9 million at September 30, 1996). The sinking fund payment due July 1998 will be $15.0 million and increases annually, thereafter. During the remainder of 1996, the Company will also require $2.8 million in the aggregate for other debt service, $0.8 million of which is interest and $10.9 million for bus, real estate and other operating lease obligations.

Cash Flows and Liquidity. Operating cash flows, together with cash from financing activities, seasonal revolving credit borrowings and sales of assets, historically have been sufficient to fund the Company's operations and investing activities which consist primarily of capital expenditures for new bus acquisitions, systems development costs and facility acquisitions, replacements or upgrades. The seasonal fluctuations in the Company's cash flows can be significant. Typically, cash flow for the first quarter of the year is negative, and is not offset until the third and fourth quarters, which typically produce substantial positive cash flows. For the first quarter of 1996, operating activities used net cash of $28.3 million, while operating activities for the second and third quarters provided positive cash flow of $6.9 million and $11.6 million, respectively, resulting in net cash used for operating activities of $9.8 million for the nine months ended September 30, 1996. The cash used for the net changes in certain operating assets and liabilities (a component of net cash used for operating activities) for the nine months ended September 30, 1996 reflects the expected level of activity in these accounts during this period of the year. The cash provided by the net changes in certain operating assets and liabilities for the comparable period in 1995, is primarily the result of the Company's efforts to conserve cash during the early period in its turnaround.

The net cash required for operating activities, as well as cash required for investing activities, were primarily funded by cash provided by revolving advances under the Company's Credit Facility and the sale-leaseback in April, 1996 of 51 buses which had been purchased in 1995. At September 30, 1996, the Company had cash and cash equivalents of $1.5 million and available borrowing capacity of $22.2 million under the Credit Facility for general purposes. Additionally, the Company had sufficient unpledged collateral which could have been pledged under the terms of the Credit Facility to increase total available borrowing capacity to $23.2 million at September 30, 1996.

Availability under the Credit Facility is limited to the aggregate of the following: (1) revolving advances of up to $2.5 million based on a formula of certain eligible accounts receivable; (2) revolving advances of up to $47.5 million (the "Fixed Asset Advances") based on the value of certain fixed asset collateral currently pledged to Foothill; and (3) a bus purchase facility of up to $30.0 million (the "Bus Purchase Facility"). The Credit Facility limits letters of credit and letters of credit guarantees to $35.0 million. Borrowings under the Credit Facility mature on January 15, 1999, although the availability under the Fixed Asset Advances will be subject to quarterly reductions commencing October 1997, unless additional collateral is pledged. The Credit Facility is secured by liens on substantially all the assets of the Company, (excluding real estate purchases) and new bus purchases that are specifically pledged to support borrowings under the Bus Purchase Facility or other financing. The Credit Facility allows the Company to dispose of certain non- core real estate properties. In addition, non-bus capital expenditures are limited to $30.0 million annually with no spending limitations on bus purchases. At September 30, 1996, the Credit Facility provided for revolving loans, letters of credit and letter of credit guarantees up to a maximum commitment of $80.0 million. As of September 30, 1996, the Company had pledged sufficient collateral to activate up to $66.0 million of total availability, and there were approximately $19.6 million in issued and undrawn standby letters of credit outstanding and outstanding borrowings of $24.2 million under the Credit Facility.

The Credit Facility is subject to financial covenants, including maintenance of a minimum net worth and an agreed ratio of cash flow to interest expense. At September 30, 1996, the Company was in compliance with these covenants. In addition, the Credit Facility provides for a reduction in interest rates if certain ratio levels of cash flow to interest expense, in excess of a minimum, are achieved. As of December 31, 1995, the Company had exceeded the first threshold level and, as a result, the applicable interest rate on any borrowings under the Credit Facility was reduced from 2.0% above the prime rate to 1.75% above prime effective February 1, 1996.

The Company is currently in the process of amending the Credit Facility to increase the maximum availability to $105 million, subject to obtaining additional syndication commitments, and to include a provision for real estate purchases to be financed by the Credit Facility. Finalization of the amended agreement should be completed by the end of the fourth quarter.

The Company is party to two floating rate interest rate swap agreements entered into in July 1993. In October 1994, the agreements were amended to lock in future payments under the agreements until maturity in July 1998. The net result of the amendments is that these swaps will not be subject to interest rate risk. Under the amendments, the Company will be required to pay $4.1 million in total from September 30, 1996 through the remaining term of the five-year agreements. Pursuant to an amendment finalized in April 1996, the Company has collateralized its payment obligations under the amended agreements with a $1.1 million letter of credit and liens on six pieces of Company-owned real property. In conjunction with the amendment, the counterparty has agreed to reduce the real estate collateral requirements beginning in 1997.

At September 30, 1996, the Company's insurance coverage relating to personal injury and property damage claims is collateralized by a pledge of $35.8 million in cash and $8.8 million in letters of credit to the insurance companies providing the coverage. A decision by the Company's insurers to modify the Company's insurance program substantially, by either increasing the cost of coverage, reducing availability or increasing its collateral requirements, could have a material adverse effect on the future liquidity and operations of the Company. Nevertheless, the Company has embarked on an aggressive risk reduction and claims reduction program, which it anticipates will reduce the cost of insurance claims. And, over time this should reduce the level of collateral and security required by the insurance carriers.

The Company has five defined benefit pension plans. The most significant plan is the jointly sponsored Amalgamated Transit Union/Greyhound Lines, Inc. Retirement and Disability Trust (the "ATU Plan"). The ATU Plan was closed to new participants in November 1983 and, as a result, over 79% of the participants are 50 or more years old. For financial reporting and investment planning purposes, the Company uses a mortality table that closely matches the actual experience related to the existing participant population. If the Company is required to measure the pension liability, for ERISA funding purposes, utilizing a mortality table prescribed by legislation enacted by Congress in 1994, it will be required to begin making contributions to the ATU Plan at some time after 1997 in annual amounts potentially ranging from $2.3 million to $19.8 million. The Company is exploring whether it may be able to obtain general or specific relief from this requirement. Management believes, however, that the ATU Plan is currently adequately funded to meet any future benefit obligations.

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

Capital Expenditures. The Company's operations require significant capital and maintenance expenditures related to the Company's bus fleet, real properties and applications software. For the nine months ended September 30, 1996, the Company's capital expenditures totalled $29.0 million, $9.8 million of which related to the purchase of buses.

The Company has 2,150 buses in its fleet as of September 30, 1996. Approximately 36% of these buses are owned and the remaining buses are leased from various lessors. From December 1995 to September 30, 1996, the Company took delivery of approximately 220 buses from Motor Coach Industries International, Inc. (MCII), all of which were initially subject to interim operating leases (180 day maximum term). In May 1996, 50 of these buses were converted to long-term operating leases. Additionally, 34 of these buses were purchased by the Company in July and September of 1996. The remaining buses continue to be financed by MCII under interim operating leases.

The average age of the bus fleet is 6.7 years at September 30, 1996. The Company's experience indicates that as the age of its fleet increases, the dependability and quality of service declines, which may make the Company less competitive. Additionally, older buses are generally more expensive to repair and maintain. While the Company could continue to use older buses, the Company intends, over time, to replace older, less reliable vehicles with new buses. As a result, during the first ten months of 1996, the Company has retired 193 buses which were between 12 and 16 years old. In addition, the Company plans to retire 39 additional buses by year-end, which along with scheduled deliveries of new buses will decrease the average age of the bus fleet to 6.1 years at December 31, 1996. To replace these buses and to support the planned increase in miles to be operated, the Company expects to acquire approximately 300 new buses during 1996 and 1997 at an aggregate value of approximately $75 million. As of September 30, 1996, 168 buses have been received. Of the remainder, approximately 65 of these buses are to be delivered in the fourth quarter of 1996 and the Company will take delivery of the rest in early 1997. The Company intends to finance these purchases through cash flows provided by operations or the Credit Facility, operating leases and vendor financing, to the extent available. Availability of vendor or other financing may cause the Company to reduce the number of buses to be acquired.

In May 1996, the Company purchased the terminal facility that it had been leasing in Columbus, Ohio from Viad for $4.0 million, and in September 1996 purchased its terminal in Pittsburgh, Pennsylvania for $4.0 million. The terminal purchase in Pittsburgh was financed through a real estate mortgage for $3.6 million. These two operationally critical facilities were purchased from Viad in anticipation of lease terminations in early 1997.

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


THIRD QUARTER 1996 AND 1995 RESULTS OF OPERATIONS

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

The following table presents certain of the Company's consolidated operating statistics for the three and nine months ended September 30, 1996 and 1995:

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        ------------------                   -----------------
                                                           SEPTEMBER 30,       PERCENTAGE      SEPTEMBER 30,       PERCENTAGE
                                                          -------------        ----------      -------------       ----------
                                                        1996          1995       CHANGE      1996        1995       CHANGE
                                                        ----          ----       ------      ----        ----       ------
Regular Service Miles (000) . . . . . . . . . . . . .   75,892       74,842        1.4      196,850     191,992      2.5
Total Bus Miles (000) . . . . . . . . . . . . . . . .   76,721       75,390        1.8      200,710     194,408      3.2
Passenger Miles (000) (a) . . . . . . . . . . . . .  1,894,668    1,877,135        0.9    4,650,896   4,531,176      2.6
Available Seat Miles (000)  . . . . . . . . . . . .  3,491,032    3,442,732        1.4    9,055,100   8,831,632      2.5
Passengers Carried (000)  (a) . . . . . . . . . . . . .  5,320        5,186        2.6       13,630      13,108      4.0
Average Trip Length (miles) (a) . . . . . . . . . . . . .  356          362       (1.7)         341         346     (1.4)
Load Factor (% of available seats filled) (a) . . . . .   54.3         54.5       (0.4)        51.4        51.3      0.2
Yield (Revenue Per Passenger Mile) (cents) (a)  . . . .   9.52         9.20        3.5         9.57        9.24      3.6
Passenger Revenue Per Regular Service Mile (dollars)  .   2.38         2.31        3.0         2.26        2.18      3.7
Total Operating Revenue per Total Bus Mile (dollars)  .   2.71         2.63        3.0         2.60        2.53      2.8
Total Operating Expense per Total Bus Mile (dollars)  .   2.37         2.34        1.3         2.54        2.49      2.0
Cost per Total Bus Mile (cents):
    Maintenance . . . . . . . . . . . . . . . . . . . .   24.2         23.2        4.3         27.3        26.3      3.8
    Transportation  . . . . . . . . . . . . . . . . . .   61.0         59.6        2.3         63.5        60.5      5.0
    Insurance and Safety  . . . . . . . . . . . . . . .   13.5         21.0      (35.7)        16.1        20.6    (21.8)
Station Costs as a % of Total Revenue (%) . . . . . . .   17.6         17.8       (1.1)        18.8        18.9     (0.5)

(a)  See Operating Revenues for discussion of 1995 and 1996 restatements.

Operating Income (Loss). Operating income for the three months ended September 30, 1996, was $26.4 million, an increase of $4.4 million ( or 20.1%), compared to income of $22.0 million for the same period in 1995. For the nine months ended September 30, 1996, operating income increased by $5.4 million (74.4%) to $12.7 million compared to $7.3 million of operating income for the year ago period. Operating revenues increased $9.5 million (or 4.8%) and $30.8 million (or 6.3%) for the three and nine months ended September 30, 1996, while operating expenses increased $5.0 million (or 2.9%) and $25.4 million (or 5.2%) for the three and nine months ended September 30, 1996, compared to the same periods in 1995.

Operating Revenues. Passenger service revenues increased $7.6 million (or 4.4%) and $26.4 million (or 6.3%) for the three and nine months ended September 30, 1996, compared to the same periods in 1995 due primarily to increased ridership. The number of passengers carried increased 2.6% and 4.0% for the quarter and nine months ended September 30, 1996 compared to the same periods in 1995. The increased passenger revenues during the third quarter continue to reflect growth over the prior year in sales to passengers traveling 1,000 miles or less, partially offset by a slight decrease, versus last year, in sales for trips over 1,000 miles. The Company attributes the modest decline in sales for very long haul trips (over 1,000 miles) to additions of seat capacity available at very aggressive, advance purchase pricing by the airline industry in certain markets. Further, the Company realized substantial increases in this travel segment during 1995, compared to 1994, and as a result, current very long haul sales remain at levels substantially higher than those realized in 1994, in spite of the increased intense competition from the airline industry. In total, revenues and ridership continue to grow, and management believes the overall increases reflect the continued emphasis on everyday low pricing, improvements in handling customer telephone calls, more convenient bus schedules and capacity flexible operations. Successful implementation of premium pricing for weekend travel and extra premium pricing for holiday travel, as well as price increases on short haul fares, and a mix shift to higher yielding short haul traffic also improved revenue through the positive impact on yield. Yield increased to 9.52 cents and 9.57 cents per mile for the three and nine months ended September 30, 1996 versus 9.20 cents and 9.24 cents per mile last year. In order to stimulate long-haul traffic, the Company has implemented additional advance purchase discount fares effective October 1996. If successful, these fares may have the combined impact of stimulating long-haul travel and reducing long haul prices, thereby reducing yields compared to current levels. Various 1995 and 1996 traffic statistics including passenger miles, passengers carried, average trip length, load factor and yield have been adjusted and restated from that previously published to provide consistent comparisons.

Package express delivery service revenues declined $0.8 million (or 8.5%) and $1.8 million (or 6.6%) for the three and nine months ended September 30, 1996, compared to the same periods in 1995. The Company has increased its focus on this segment of the business in 1996 in order to slow and eventually reverse the decline of package express revenues which has occurred over the last few years. In 1994, the Company reduced the number of routes and the number of hours the terminals were opened. These reductions resulted in decreased convenience and level of service for the package express customers. As a result, many customers discontinued the use of the Company's package express service during late 1994 and 1995 and began using competitors' services. During 1996, service improvements were initiated through increased hours of service, more convenient schedules, and improved billing. Additionally, the Company has implemented, in certain markets, a centralized telephone customer service department dedicated to package express service.

Food Service revenues increased $0.4 million (or 6.6%) and $1.6 million (or 10.9%) for the three and nine months ended September 30, 1996, compared to the same periods in 1995 due primarily to the addition of three new locations and the general increase in passenger activity.

Other operating revenues increased approximately $2.2 million (or 20.5%) and $4.6 million (or 14.8%) for the three and nine months ended September 30, 1996, compared to the same periods in 1995 due primarily to an increase in charter revenue ($0.9 million and $2.2 million, respectively) and various other revenues including fees earned from prepaid ticket orders.

Operating Expenses. Total operating expenses increased $5.0 million (or 2.9%) and $25.4 million (or 5.2%) for the three and nine months ended September 30, 1996, compared to the same periods in 1995. Regular service miles operated for the three and nine months ended September 30, 1996, compared to the same periods in 1995 increased by 1.1 million miles (or 1.4%) and 4.9 million miles (or 2.5%), respectively.

Maintenance costs increased $1.0 million (or 5.8%) and $3.6 million (or 7.1%) for the three and nine months ended September 30, 1996 compared to the same periods in 1995. On a cost per mile basis, expenses increased 4.3% from 23.2 cents per mile in the third quarter of 1995 to 24.2 cents per mile during the third quarter of 1996. Similarly, the cost per mile for the nine months ended September 30 increased 3.8% from 26.3 cents per mile to 27.3 cents per mile from 1995 to 1996. These increases primarily reflect the Company's efforts to accelerate engine changes and other maintenance for buses that are susceptible to engine failures. Also contributing to the increase was a contractual pay rate increase for hourly maintenance employees and the opening of an additional maintenance facility in March 1996.

Transportation expenses increased $1.8 million (or 4.1%) and $9.8 million (or 8.4%) for the three and nine months ended September 30, 1996, compared to the same periods in 1995. This increase is partly attributable to an increase in regular service miles operated of 1.4% and 2.5%, respectively. The remainder reflects higher fuel prices (an impact of $1.3 million and $3.7 million, respectively, versus last year), a contractual wage increase for drivers, and
additional drivers' supervisory staff.   The Company expects fuel prices to
remain high through the remainder of 1996. To mitigate the potential for a similar exposure in 1997, the Company has contracted for delivery of a portion of its 1997 fuel purchases at rates below current levels.

Agents' commissions and station costs increased $1.4 million (or 3.8%) and $5.5 million (or 5.9%) for the three and nine months ended September 30, 1996, compared to the same periods in 1995, primarily due to increased ticket commission expenses as a result of increased sales. Additionally, the conversion of 41 company operated facilities to commission agencies during 1996 also increased commission expense, however, these increased expenses were offset by decreases in facility costs, utilities and supplies, as these costs became the responsibility of the agent upon conversion. Calls handled increased by 942,000 (or 13.0%) and 2,337,000 (or 13.0%) for the three and nine months ended September 30, 1996. Increased costs associated with the higher call volumes were offset by savings realized from lower long-distance rates and the discontinuance of a third party provider of telephone customer services.

Marketing, advertising and traffic costs increased $0.4 million (or 6.2%) and decreased $0.2 million (or 1.2%) for the three and nine months ended September 30, 1996, compared to the same periods in 1995. The increases are due primarily to the timing of advertising expenditures.

Insurance and safety costs decreased $5.5 million (or 34.6%) and $7.7 million (or 19.3%) for the three and nine months ending September 30, 1996, compared to the same periods in 1995. The impact of increased exposure (due to running more miles than prior year) was more than offset by continued favorable claims experience in both automobile and general liability expense and workers' compensation expense. The favorable trend reflects the impact of the Company's proactive claims management and risk reduction programs. As these programs become more established, improvements may continue.

General and administrative expenses increased $3.0 million (or 16.2%) and $8.9 million (or 16.5%) for the three and nine months ended September 30, 1996, compared to the same periods in 1995. Contributing to this increase is the impact of $1.5 million in pension income recorded in the second and third quarters of 1995, while no pension income has been recorded in 1996. Additionally, as part of the Company's efforts to improve controls, accounting salaries have increased $0.5 million and $1.2 million, respectively, for the quarter and nine months ended September 30, 1996, as compared to 1995. Year-to-date, information technology and general management salaries, and higher benefit costs related to overall increased headcounts have also contributed to the increase.

Depreciation and amortization increased by $0.6 million (or 9.0%) and $1.1 million (or 4.9%) for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995, partly due to the depreciation on 102 buses which the Company purchased in December 1995, the depreciation on 34 additional buses purchased in 1996, and the depreciation related to capital expenditures made subsequent to September 30,1995. These increases were partially offset by the sale-leaseback of 51 buses in April of 1996.

Operating taxes and licenses increased $0.3 million (or 2.6%) and decreased $0.4 million (or 1.0%) for the three and nine month periods ending September 30, 1996, compared to the same periods in 1995. The quarterly increase is partly due to an increase in fuel and oil taxes as a result of operating more miles in 1996. Also, payroll related taxes have increased as a result of increased salaries and wages related primarily to drivers, accounting personnel and telephone agents. Year-to-date, these increases were more than offset by the impact of a reserve recorded in the first quarter of 1995 for past sales taxes owed on interstate bus tickets sold in Oklahoma and the favorable settlement of this liability in the second quarter of 1996.

Operating rental expense increased by $1.2 million (or 9.7%) and $3.4 million (or 9.7%) for the three and nine months ended September 30, 1996, compared to the same periods in 1995. This increase is primarily attributable to the acquisition of 185 buses under operating leases during the first nine months of 1996.


Interest Expense. For the nine months ended September 30, 1996, interest expense was $20.2 million compared to $20.5 million for the 1995 period. Interest expense decreased due to a $0.9 million reduction in interest expense on the Senior Notes as a result of the repurchase of $10.7 million of Senior Notes in December 1995. Increased interest expense related to the increase in borrowings under the Credit Agreement during the first nine months of 1996 was partially offset by the favorable impact on interest expense of the settlement of the Oklahoma sales tax dispute. The weighted average of the Company's effective interest rate on long-term debt outstanding as of September 30, 1996 was 12.37%.

                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August 1994 and May 1995, seven purported class action lawsuits and one non-class action lawsuit were filed by purported owners of the Company's Common Stock, Convertible Debentures and Senior Notes against the Company and certain of its former officers and directors. The suits were subsequently consolidated and amended. In November 1994, a shareholder derivative lawsuit was filed against present directors and former officers and directors of the Company and the Company as a nominal defendant. In October 1996, a purported class action lawsuit was filed by a purported owner of the Company's Common Stock against the Company and certain of its former officers and directors. In January 1995, the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain other parties. The foregoing litigation and SEC investigation relate to securities laws violations alleged to have occurred in 1993 and 1994. See Note 3 to the Interim Consolidated Financial Statements for the three and nine months ended September 30, 1996, included elsewhere in this filing.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
4.1      -  Indenture governing the 8 1/2 % Convertible Subordinated Debentures due March 31, 2007, including the form of 8 1/2 % Convertible Subordinated Debentures due March 31, 2007. (3)

4.2      -  Indenture, dated October 31, 1991, between the Registrant and LaSalle National Bank, as Trustee, with respect to $165,000,000 principal amount of 10% Senior Notes due 2001, including form of 10% Senior Notes
            Due 2001. (1)

4.3      -  First Supplemental Indenture to the Indenture between the Registrant and LaSalle National Bank, as Trustee.
            (3)

4.4      -  Form of First Supplemental Indenture to the Indenture between the Registrant and Shawmut Bank Connecticut,
            N.A., as Trustee. (6)

4.5      -  Rights Agreement, dated as of March 22, 1994, between the Registrant and Mellon Securities Trust Company, as
            Rights Agent. (4)

4.6      -  Form of Promissory Note issued to holders of priority tax claims against the Registrant, including a schedule of holders of such notes and principal amounts thereof. (2)

4.7      -  Second Amended and Restated Loan and Security Agreement dated as of June 5, 1995 by and between Greyhound
            Lines, Inc. and Foothill Capital Corporation. (5)

4.8      -  Amendment Number One to Second Amended and Restated Loan and Security Agreement dated as of April 12, 1996 by and between Greyhound Lines, Inc. and Foothill Capital Corporation. (7)

11.1     -  Computation of Registrant's earnings per share for the three and nine months ended September 30, 1995. (8)

11.2     -  Computation of Registrant's earnings per share for the three and nine months ended September 30, 1996. (9)

27       -  Financial Data Schedule as of and for the nine months ended September 30, 1996. (9)


----------------------------------------------------------------------------------------------------------------------


(1)      Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1991.
(2)      Incorporated by reference from the Registration Statement on Form S-1 (File Nos. 33-45060-01 and 33-45060-02)
         regarding the Registrant's 8 1/2% Convertible Subordinated Debentures Due 2007.
(3)      Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-47908) regarding the Registrant's Common Stock and 10% Senior Notes Due 2001 held by the Contested Claims Pool Trust.
(4)      Incorporated by reference from the Registrant's Quarterly Report on Form 8-K regarding the Rights Agreement dated March 22, 1994.
(5)      Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1995.
(6)      Incorporated herein by reference from the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 (File
         No. 5-41800).
(7)      Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1996.
(8)      Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1995.
(9)      Filed herewith.

(b)  REPORTS ON FORM 8-K

     During the quarter ended September 30, 1996, the Company filed no current reports on Form 8-K with the Securities and Exchange Commission, nor was it required to do so.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1996




                                        GREYHOUND LINES, INC.


                                        By:  /s/  Steven L. Korby
                                             -------------------------
                                             Steven L. Korby
                                             Executive Vice President,
                                             Chief Financial Officer


                                             (Duly Authorized Officer
                                             and Principal Financial
                                             and Accounting Officer)

                              INDEX TO EXHIBITS



Exhibit
Number                            Exhibits
-------                           --------

11.2     -       Computation of Registrant's earnings per share for the three and nine months ended September 30, 1996.

27       -       Financial Data Schedule as of and for the nine months ended
                 September 30, 1996.