Form 10-K405
period 1996-12-31
GREYHOUND LINES INC
filed 1997-03-19
CIK 813040

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            FOR THE TRANSITION PERIOD FROM __________ TO __________
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]    NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of Common Stock held by non-affiliates of the registrant based on the last reported sale price of the Common Stock on the American Stock Exchange composite tape on March 7, 1997, was $253,867,244, which value, solely for the purposes of this calculation, excludes shares held by registrant's executive officers and directors. Such exclusion should not be deemed a determination by the registrant that all such individuals are, in fact, affiliates of the registrant.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS OF COMMON STOCK                                 OUTSTANDING AT MARCH 7, 1997
                 ---------------------                                 ----------------------------
                     $.01 par value                                         58,610,827 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the definitive proxy statement for the Registrant, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated into Part III by reference.

================================================================================

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-K

                                                                         PAGE NO.
                                                                         --------
                                      PART I
Item 1.    Business....................................................      3
Item 2.    Properties..................................................     10
Item 3.    Legal Proceedings...........................................     10
Item 4.    Submission of Matters to a Vote of Security Holders.........     12

                                     PART II
Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters.........................................     13
Item 6.    Selected Consolidated Financial Information.................     14
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     16
Item 8.    Financial Statements and Supplementary Data.................     25
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     57

                                     PART III
Item 10.   Directors and Executive Officers of the Registrant..........     58
Item 11.   Executive Compensation......................................     60
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     61
Item 13.   Certain Relationships and Related Transactions..............     62

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     64

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Greyhound is the only nationwide provider of intercity bus transportation services in the United States. The Company serves the value-oriented customer by connecting rural and urban markets throughout the United States, offering scheduled passenger service to more than 2,400 destinations with a fleet of approximately 2,000 buses and approximately 1,600 sales locations. The Company also provides package express service and, in many terminals, food service. For the year ended December 31, 1996, the Company generated total operating revenues of $700.9 million and EBITDA (as defined herein) of $51.5 million.

     The Company serves a diverse customer base, consisting primarily of low to middle income passengers from a wide variety of ethnic backgrounds. Management believes that the demographic groups that make up the core of the Company's customer base are growing at rates faster than the U.S. population as a whole. The Company believes that it is uniquely positioned to serve this broad and growing market because (i) the Company's operating costs, which are lower on an available-seat-mile basis than other modes of intercity transportation, enable it to offer passengers everyday low prices, (ii) the Company offers the only means of regularly scheduled intercity transportation in many of its markets, and (iii) the Company provides additional capacity during peak travel periods to accommodate passengers who lack the flexibility to shift their travel to an alternative schedule.

BUSINESS STRATEGY

     In late 1994 and early 1995, under the direction of a new management team, the Company implemented a "back-to-basics" operating strategy. This strategy focused on emphasizing the Company's national bus network and capitalizing on its low operating costs to attract and retain customers, which management identified as the first step in rebuilding the Company's financial performance.

     To implement this strategy, the Company improved customer service by (i) rebuilding its infrastructure, (ii) expanding the frequency and convenience of its schedule offerings and providing flexible scheduling of its equipment, drivers and other resources to meet peak travel demand, and (iii) introducing everyday low prices and actively managing fares in individual markets. In response to these initiatives, the Company has experienced year-over-year revenue growth in each of its last seven consecutive quarters.

     The following table illustrates the Company's significant improvements in operating and financial performance from 1994 to 1996 (in millions):

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                          ----------------
                                                           1994      1996     % CHANGE
                                                          ------    ------    --------
Total Operating Revenues................................  $615.3    $700.9      13.9%
EBITDA(1)...............................................  $(29.4)   $ 51.5      N/A
Passengers Carried......................................    15.9      18.3      15.1%
Total Bus Miles.........................................   238.5     270.2      13.3%

---------------

(1) Represents earnings before interest, taxes, depreciation and amortization and extraordinary items. For 1994, EBITDA includes $54.9 million in certain operating charges. Excluding the impact of those certain operating charges, 1994 EBITDA would have been $25.5 million. When comparing the 1994 EBITDA, adjusted for these changes to the 1996 EBITDA, 1996 shows a 102.0% increase over the adjusted 1994 EBITDA. See Note (a) to "Selected Consolidated Financial Information."

     The principal elements of the Company's back-to-basics strategy were to:

     - REBUILD THE COMPANY'S INFRASTRUCTURE. In late 1994, Craig R. Lentzsch, who had been the Company's Vice Chairman from 1987 to 1989, rejoined the Company as President and Chief Executive Officer. Under Mr. Lentzsch's leadership, the Company assembled a new management team with significant bus operating experience. In addition, the Company hired additional drivers and field operating management and upgraded its driver hiring and training programs. The Company also increased its capacity to handle customer telephone inquiries for fare and schedule information, which resulted in a 45% increase in the number of telephone calls answered from
       18.9 million calls in 1994 to 27.4 million calls in 1996. Moreover, the Company has continued to upgrade its bus fleet by acquiring 443 buses and retiring 376 older buses since January 1, 1995, thereby reducing the average age of its bus fleet to approximately six years.

     - EXPAND THE FREQUENCY AND CONVENIENCE OF SCHEDULE OFFERINGS AND PROVIDE FLEXIBLE CAPACITY. Since 1994, the Company has increased the annual number of regular service miles operated by 29.5 million miles, or 12.5%. Management added these miles to enhance customer service and improve the convenience of connecting service. In order to address fluctuations in customer demand, particularly during peak travel periods, the Company operates extra sections (i.e., additional buses on the same schedule) in addition to its base schedule offerings. This strategy enables the Company to allocate its bus and driver resources to maximize the number of passengers handled and optimize asset utilization. As a result, extra section miles increased from 8.3% of total bus miles in 1994 to 12.0% of total bus miles in 1996.

     - ACTIVELY MANAGE PRICING. In January 1995, the Company initiated an everyday low pricing strategy. In addition, the Company began to more actively manage pricing at the individual market level. As a result, the Company now manages fares for 1,250 city pair markets, as compared to 250 city pair markets in 1994. The Company has also implemented advance purchase promotional programs to stimulate demand, primarily in off peak-travel periods. The Company's pricing and promotional strategy is supported by a year-round advertising campaign that emphasizes the Company's ability to take its customers "where they want to go, when they want to go, at a price they can afford."

GROWTH STRATEGY

     By the end of 1996, the Company had implemented the key elements of its operating strategy and had begun to focus on further expanding the growth of its operations. Although the Company's passenger revenues were $597.8 million in 1996 (a 15.3% increase over 1994 passenger revenues), those revenues were below the $714.3 million in passenger revenues achieved in 1989. The Company believes that it can achieve further growth in passenger revenues, primarily from increases in its core passenger business, supplemented by other growth opportunities. The Company believes that incremental increases in passenger revenues will produce disproportionately larger increases in operating profits as many of the Company's operating expenses are fixed and, accordingly, do not vary proportionately with short-term increases in demand for the Company's services.

     Management believes the following represent significant growth opportunities for the Company:

     - CORE PASSENGER GROWTH. The Company believes that its revenues will continue to grow as its core demographic customer base expands, and that this customer base is growing at a rate that exceeds the U.S. population growth rate as a whole. The Company also believes that there are opportunities to obtain incremental revenues from its existing customer base through continued targeted advertising and promotional programs and refinements in pricing and schedule offerings designed to reinforce the Company's position as the low-cost alternative to other forms of intercity transportation. Because bus transportation represents one of the smallest segments of the intercity transportation market, the

      Company believes that it has a unique opportunity to realize substantial incremental revenues and operating profits by increasing its share of this market.

     - DOMESTIC ACQUISITIONS, INTERLINE RELATIONSHIPS AND INTERMODAL ALLIANCES. The bus transportation industry is highly fragmented. Accordingly, significant opportunities exist for the Company to acquire regional bus operators or to form strategic alliances with these carriers to increase its penetration of existing markets. In March 1997, the Company agreed to acquire Carolina Trailways, a mid-Atlantic bus operator, for approximately $25.6 million (including the repayment of debt and estimated transaction expenses). Carolina Trailways' unaudited financial statements for the year ended December 31, 1996 reflect approximately $16.6 million of revenues. The Company expects to realize operating efficiencies as a result of this acquisition. In addition, the Company is currently a party to four "pooling" arrangements (i.e., arrangements pursuant to which duplicative services are coordinated) with regional carriers serving overlapping markets (two of which were established in the past twelve months). These arrangements typically result in reduced expenses due to the consolidation of terminal facilities and the elimination of redundant schedule offerings, while providing incremental revenue opportunities due to improved schedule patterns. The Company also has two additional pooling arrangements pending. Management believes future acquisitions of domestic regional carriers and the establishment of additional pooling arrangements, as well as intermodal alliances with airlines and Amtrak, represent opportunities to achieve further growth in passenger revenues by capitalizing on the Company's ability to service additional passengers without proportionately increasing expenses.

     - HISPANIC MARKETS. Management believes the markets along the U.S.-Mexico border represent a significant growth opportunity. The Company believes that the most effective way to service passengers in this market is through joint ventures or other business combinations with Mexico-based bus carriers and U.S.-based bus operators that primarily serve these markets. The Company has invested $2.5 million in a joint venture that provides through-bus service on selected routes between destinations in the United States and Mexico and is involved in negotiations to establish other similar arrangements.

     The Company believes other revenue growth opportunities are available, such as providing increased bus service to casino and commuter markets and entering into agreements to provide "dead head" crew transportation for the trucking and rail industries. In addition to the Company's growth strategy for its passenger business, management has identified several complementary non-core growth opportunities. These include programs to rebuild the Company's package express service, to market selected products or services to its unique customer base and to market advertising space on its bus fleet through "bus wrap" advertisements.

MARKETS

     Passengers. The Company's major passenger markets are large metropolitan areas. Although its business is geographically fragmented, the 50 largest sales outlets accounted for approximately 49% of 1996 ticket sales, and the 1,000 largest origin/destination city pairs comprised approximately 37% of 1996 ticket sales. Demographic studies have shown that the Company's potential riders are concentrated in the northeastern, southern and industrial midwestern United States, as well as Texas and California. The typical passenger travels to visit friends and relatives and generally has an annual income of below $35,000. Based on market studies, the Company believes its customers are more price sensitive than time sensitive. In many cases, the Company's passengers report that they own automobiles considered sufficiently reliable for a trip of a similar distance. Additionally, over half of the Company's customers report that they have travelled by air within the last year. The majority of the Company's customers usually make the decision to take a trip only a short time before actually traveling and, for the most part, pay cash for their tickets on the day of departure.

     Package Express. The Company's package express service primarily caters to commercial shippers and delivery companies that require rapid delivery of small parcels typically within 300 miles. Shipments include car repair parts, computer parts and forms, fresh flowers, eyeglasses, medical and dental supplies and pharmaceutical products. With its extensive national network and multiple schedules, the Company is able to provide expedited service, especially to small towns. Most shipments arrive at their destination on the same day they are shipped. During 1996, the average parcel shipped via the Company's package express service weighed approximately 24 pounds and produced net revenue per shipment of $15.16, as compared to approximately 20 pounds and $13.35 during 1995.

     Food Service. The Company's food service division manages facilities in approximately 200 locations, which primarily serve the Company's passengers. These operations include Company-operated facilities and contract concessionaires and range in service levels from full-service cafeterias to vending machines.

MARKETING AND ADVERTISING

     The Company's marketing and advertising philosophy is geared toward improving the awareness and image of Greyhound among potential customers, inducing first-time and renewed travel, stimulating extra travel through price awareness, and fostering long-term individual and community goodwill. The Company uses various means to advertise its passenger travel business including radio, television and print media (primarily yellow pages and magazines). Additionally, the Company offers convenient around-the-clock fare and schedule quotations via a toll-free telephone number through its telephone information centers. The Company's telephone centers, which have significantly increased their capacity since 1994, handled 27.4 million calls in 1996, an increase of 45% over 1994. In 1997, the Company intends to use its new bus wrap marketing program as a device for self publicity and as an additional source of revenue through the sale of bus wraps to other marketers. Additionally, the Company markets its other passenger and in-terminal services through advertising in the terminal facilities and in print media.

OPERATIONS

     The scheduling and management of the Company's bus fleet and driver corps is a coordinated and centralized function performed by the Company's resource management group. This group's purpose is to serve as a liaison between management and the field in the planning and execution of daily operations through the Company's existing network. This is accomplished through the management of national dispatch operations for equipment and drivers, rental of additional buses to cover peak demand periods, planning and coordinating extra sections with the field and analyzing and implementing pooling arrangements with other carriers.

     Information technology is an integral component of the Company's operations. The Company's information systems support, among other things, its scheduling and pricing, bus maintenance, telephone information center, customer service, point of sale and finance functions. In 1996, the Company completed major system upgrades. The Company's automated fare and schedule quotation and ticketing system, called TRIPS, was extended from 232 locations in January 1994 to 317 locations in 1996. Of these locations, 148 utilize internet connectivity. Additionally, TRIPS functionality was expanded to cover package express service needs, which resulted in the ability to provide descriptive billing to the Company's credit customers. Moreover, the Company implemented a new schedule planning system to aid in the development of route schedules. This interactive, real-time system promotes more timely schedule development. The Company also realized the full benefit in 1996 of a new financial system implemented in late 1995.

COMPETITION

     Passengers. The transportation industry is highly competitive. The Company's primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines, and in certain markets, regional bus companies and trains. During the past few years, airlines have increased their penetration in intermediate-haul markets (450 to 1,000 miles), which has resulted in the bus industry, in general, reducing prices in these markets in order to compete. Additionally, airline discount programs have attracted certain long-haul passengers from the Company. However, these lower airline fares usually contain restrictions and require advance purchase. Typically, the Company's customers decide to travel only a short time before their trip and purchase their tickets on the day of travel. The Company's everyday low pricing strategy results in "walk-up" fares substantially below comparable airline fares. In instances where the Company's fares exceed an airline discount fare, the Company believes the airline fares typically are more restrictive and less readily available than travel provided by the Company. In addition, the Company believes that in many cases it offers more destination choices and more convenient schedules.

     The automobile is the most significant form of competition to the Company. The out-of-pocket costs of operating an automobile are generally less expensive than bus travel, particularly for multiple persons traveling in a single car. The Company meets this competitive threat through price and convenient scheduling. To some extent, the Company is protected from the incremental economies of auto travel since many of its customers travel alone. The lack of multiple, reliable cars within a family and fear of driving alone for long distances serve to offset the reduced convenience of bus travel and the economic advantage of multi-person travel in a single car.

     Competition from regional bus companies has increased materially during the past several years. Price, frequency of service and convenient scheduling are the current strategies of the Company to meet this competition. The Company's competitors possess operating authority for, but do not currently operate over, numerous routes potentially competitive to the Company. Based on market and competitive conditions, the regional bus companies could operate such routes in the future. Competition by U.S.-based bus and van operators for Spanish speaking customers is growing, particularly in states along the U.S.-Mexico border. As of January 1, 1997, barriers to entry into the cross-border intercity bus market in the U.S. and Mexico were eliminated under the North American Free Trade Agreement. Entry into either market is still regulated by the respective U.S. and Mexican regulatory authorities. To date, no Mexico-based carrier has applied for, or received operating authority within the U.S. Should that occur, the Company could experience significant new competition on routes to and from Mexican border points. In addition to bringing new competition, the Company believes that this change will increase the volume of bus travel along both sides of the border and provide the Company with a growth opportunity. The Company believes that the most effective way to service passengers in this market is through joint ventures or other business combinations with Mexico-based bus carriers and U.S.-based bus operators that primarily serve these markets. The Company has invested $2.5 million in a joint venture that provides through-bus service on selected routes between destinations in the United States and Mexico and is involved in negotiations to establish other similar arrangements.

     Package Express. The Company faces intense competition in its package express service from local courier services, the U.S. Postal Service and overnight, express and ground carriers. The Company is developing programs to meet this competition and rebuild its package express business. These programs focus on system upgrades to improve service, billing and tracking for its customers, localized marketing strategies, and alliances with pick-up and delivery ("P&D") carriers across the country. Due to the incremental nature of the package express business, the Company is able to provide same-day package express service at distances of up to 400 miles at a substantially lower price than charged by other delivery services. Management believes that if this capability is conveniently aligned with pickup and delivery services at both ends, the revenue potential of a value-priced, door-to-door, same-day delivery service would be enhanced beyond the current levels of package express revenues.

     Food Service. The captive nature of the food service operations in the Company's terminals limits competition; however, in some locations proximity to fast food outlets and convenience stores can pose a competitive factor.

SEASONALITY

     The Company's business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. As a result, the Company's cash flows are seasonal in nature with a disproportionate amount of the Company's annual cash flows being generated during the peak travel periods. Therefore, an event that adversely affects ridership during any of these peak periods could have a material adverse effect on the Company's financial condition and results of operations for that year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

WORKFORCE

     At March 7, 1997, the Company employed approximately 11,000 workers, consisting of approximately 4,000 terminal employees, 3,700 drivers, 1,200 supervisory personnel, 800 mechanics, 800 telephone information agents and 500 clerical workers. Of the total workforce, approximately 8,500 are full-time employees and approximately 2,500 are part-time employees.

     At March 7, 1997, 46.8% of the Company's employees were represented by collective bargaining agreements. The Amalgamated Transit Union (the "ATU") represents approximately 4,600 of the Company's employees, including drivers, telephone information agents in the Omaha location, terminal workers in eight locations and about one-half of the Company's mechanics. The largest ATU agreement expires on January 31, 1999. The International Association of Machinists and Aerospace Workers (the "IAM") represents approximately 400 of the Company's employees, including a portion of the remaining mechanics. The IAM agreements expire on October 1, 1999. The Company also has bargaining agreements with the International Brotherhood of Teamsters and the United Transportation Union, who represents employees at one of the Company's subsidiaries. Additionally during 1996, the ATU attempted to unionize employees in 11 terminal locations and succeeded in organizing employees at six terminals; the terms of these agreements are still in negotiation.

TRADEMARKS

     The Company has a perpetual, exclusive license to use, at no cost, the Greyhound name and trademarks and the "image of the running dog" trademarks in the United States and Mexico for travel and transportation (except by water) purposes pursuant to a trademark license agreement. The Company believes that this name and trademark have substantial consumer awareness.

GOVERNMENT REGULATION

     The Department of Transportation. As a motor carrier engaged in interstate, as well as intrastate, transportation of passengers and express shipments, the Company is, and must remain, registered with the United States Department of Transportation (the "DOT"). Failure to maintain a satisfactory safety rating or to meet minimum financial responsibility requirements, after notice and opportunity to remedy, may result in the DOT's ordering the suspension or revocation of the registration and its right to provide transportation. The Company is subject to periodic and random inspections and audits by the DOT to determine whether the Company's drivers, buses and records are in compliance with the DOT's regulations. The DOT's regulations govern the qualifications, duties and hours of service of drivers, the standards for vehicles, parts and accessories, the maintenance of records and the submission of reports pertaining to the Company's drivers, buses and operations. The Company, from time to time, has been cited by the DOT for noncompliance with its regulations but, nevertheless, has retained a satisfactory safety rating. The DOT establishes minimum financial responsibility requirements for motor carriers; the Company has met these requirements and has been authorized to partially self-insure its bodily injury and property damage liability. See "-- Insurance Coverage." The DOT also administers regulations to assure compliance with vehicle noise or emission standards prescribed by the Environmental Protection Agency (the "EPA"). All of the buses in the Company's fleet contain engines that comply with, or are exempt from compliance with, EPA regulations, but, on occasion, the Company has been cited and fined for non-compliance with noise or emission standards. Additionally, there is currently litigation pending in California, to which the Company is not a party, seeking to enforce the posting of public health warnings at locations where diesel fuel emissions are present.

     Surface Transportation Board. The Company is also regulated by the DOT's Surface Transportation Board (the "STB"). The STB must grant advance approval for the Company to conduct pooled operations with another passenger carrier. The STB, moreover, must authorize any merger by the Company with, or its acquisition or control of, another motor carrier of passengers. The Company must maintain reasonable through routes with other motor carriers of passengers, and, if found not to have done so, the STB can prescribe them. Agreements between motor carriers of passengers for their joint adoption of mileage guides, rules, divisions or general rate adjustments are subject to STB authorization and supervision.

     State Regulations. As an interstate motor carrier of passengers, the Company may engage in intrastate operations over any of its authorized routes. By federal law, states are pre-empted from regulating the Company's fares or its schedules, including the withdrawal of service over any route. However, the Company's buses remain subject to state vehicle registration requirements, bus size and weight limitations, fuel sales and use taxes and other local standards not inconsistent with federal requirements.

     Other. The Company is subject to regulation under the Americans with Disabilities Act (the "ADA"), the Civil Rights Act of 1964, as amended, and the Occupational Safety and Health Act. Under the ADA, the Company will be required, at an uncertain date in the future, to make new buses accessible to disabled persons. The ADA does not require the retrofitting of existing buses with lift equipment. The DOT is currently developing regulations regarding bus access and determining whether new buses should be equipped with lift equipment or whether alternative forms of stationary terminal-based lift devices should be permitted. Following the promulgation of final regulations, which are not expected to be finalized until at least late 1997, the Company will have two years before the new regulations become effective, at which point newly acquired buses must be accessible. The form of required access is uncertain as of the date hereof, but the expense of compliance, once the new regulations take effect, could be material to the Company's financial condition and results of operations. The Company expects that new buses with built-in lift devices will be more costly to purchase by as much as $10,000 to $25,000 per bus and will be more costly to maintain. Additionally, the ADA requires the Company to design its new terminal facilities and retrofit existing terminal facilities to eliminate barriers affecting access by handicapped persons. The Company has a program to identify and address mobility barriers at its facilities and has made, and is expected to continue to make, expenditures to address these issues.

INSURANCE COVERAGE

     The STB has granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the Company is required to maintain a tangible net worth of $10.0 million (as of December 31, 1996, the Company's tangible net worth was $119.9 million) and to maintain a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. Subsequent to the self-insurance grant by the STB, 38 states granted the Company the authority to self-insure its intrastate automobile liability exposure. The Company maintains comprehensive automobile liability and general liability insurance to insure its assets and operations subject to a $1.5 million self-insured retention per occurrence. The Company also maintains property insurance subject to a $0.1 million deductible per occurrence, and maintains workers' compensation insurance, subject to a $1.0 million deductible per occurrence.

     Insurance coverage and risk management expense are key components of the Company's cost structure. The loss of self-insurance authority from the STB or a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a materially adverse effect on the Company's financial condition.

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted by Company personnel, 78 locations have been identified as sites requiring potential clean-up and/or remediation as of December 31, 1996. The Company has estimated the clean-up and/or remediation costs of these sites to be $3.8 million, of which approximately $0.5 million is indemnifiable by the predecessor owner of Greyhound's domestic bus operations now known as Viad Corp. The Company has no reason to believe that Viad Corp will not fulfill its indemnification obligations to the Company. However, if Viad Corp does not fulfill such obligations, the Company could have liability with respect to those matters. Additionally, the Company has a potential liability with respect to two Superfund sites where the Company and other parties face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a total environmental reserve of $3.5 million at December 31, 1996, a portion of which has also been recorded as a receivable from Viad Corp for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. Management believes that adequate accruals have been made related to all known environmental matters.

ITEM 2. PROPERTIES

LAND AND BUILDINGS

     At March 7, 1997, the Company used 494 parcels of real property in its operations, of which it owns 152 properties and leases 342 properties. Of those properties, 357 are bus terminals, 34 are maintenance facilities, 30 are terminal/maintenance facilities, and the remaining properties consist of driver dormitories, parking/storage lots, office/storage/warehouse buildings and telephone information centers. These properties are located throughout the United States. Two of these properties are subject to mortgage loans. The Company believes the current makeup of its properties is adequate for its operations, and although there can be no assurance, based on its recent experience, the Company believes that it will be able to find suitable replacement properties on acceptable terms for any properties the Company chooses to replace, or which are condemned, or for which leases are not renewed or are otherwise terminated.

FLEET COMPOSITION, FLEET AGE AND BUS ACQUISITIONS

     During 1996, the Company took delivery of 244 buses and retired 208 buses, resulting in a fleet of 2,105 buses at year-end. Since year-end, the Company has taken delivery of an additional 24 buses and retired 160 buses. At March 7, 1997, the Company owned 740 buses and leased an additional 1,229 buses. Motor Coach Industries International, Inc. ("MCII") produced all but 101 of these buses. The Company must purchase at least 75% of its bus requirements from MCII pursuant to a bus purchase requirements contract that continues through March 18, 1998. The Company is in discussions to order up to 100 new buses during 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     The average age of the Company's bus fleet has been reduced from 9.5 years in January 1993 to approximately six years as of March 7, 1997. However, 27.7% of the Company's bus fleet remains in excess of 10 years old. The Company intends, over time, to replace these older, less reliable vehicles with new buses. The Company believes that newer buses, as well as older buses with newer engines, are more fuel efficient than buses with older engines. In addition, new buses are generally less costly to maintain, in part because of warranty coverage, and generally enhance customer satisfaction.

ITEM 3.  LEGAL PROCEEDINGS

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION.

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

     On October 3, 1996, the Court ruled in favor of the Company and all other defendants, granting defendants' motions to dismiss. Pursuant to the Court's order, the complaints were dismissed, with leave granted to the plaintiffs to refile amended complaints within 20 days thereafter. On October 23, 1996, an amended complaint was tendered to the Court. All seven class representatives involved in the prior complaints were dropped from the case. A new purported class plaintiff, John Clarkson, was named and a motion was filed seeking leave to permit Mr. Clarkson to intervene as the new class representative. The amended complaint alleges a class period of May 4, 1993 to October 26, 1993 and has been brought only on behalf of holders of Common Stock. The amended complaint names the same defendants involved in the dismissed cases (the Company, Messrs. Schmieder, Doyle, Duty and Seaquist and Smith Barney Incorporated); no new defendants were added and none were dropped. In December 1996, the defendants filed responses to plaintiff's motion for intervention. In January 1997, the plaintiff filed a reply brief. Therefore, all briefing regarding the intervention has been completed. The Court has advised the parties that no responsive pleading need be filed to the amended complaint until such time as the Court rules on the motion for intervention filed by Mr. Clarkson.

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

     In May 1995, a lawsuit was filed on behalf of two individuals, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Ohio, was styled James Illius and Teodore J. Krawec v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 1-95-CV-1140. The defendants filed a motion to transfer venue seeking to have the case transferred to the Northern District of Texas where the class action litigation was pending. In September 1995, the defendants' motion was granted, and the matter was transferred and was consolidated into the class action litigation described above.

     On October 29, 1996, a purported class action lawsuit was brought by a purported holder of Common Stock against the Company, certain of its former officers and directors and Smith Barney and Morgan Stanley & Company, Inc. The suit seeks unspecified damages for alleged federal and Texas state securities laws violations in connection with a Common Stock offering made by the Company in May 1993. The suit, filed in the 44th Judicial District Court of Dallas County, Texas, is styled John Clarkson v. Greyhound Lines, Inc., Frank Schmieder, J. Michael Doyle, Robert R. Duty, Don T. Seaquist, Smith Barney, Inc. and Morgan Stanley & Company, Inc., Case No. 96-11329-B. Plaintiff, John Clarkson, is the same individual who seeks to intervene in the Federal Court litigation described above, and the same law firms have appeared for the plaintiffs in both cases. On December 20, 1996, the defendants filed their answers to the lawsuit and pleas in abatement asking the Court to stay all proceedings pending resolution of the federal intervention motion and federal class action lawsuit. The defendants have also filed motions to quash and motions for protective order in response to plaintiff's requests for production of documents. On February 28, 1997, the suit was transferred to a different judge in the 68th Judicial District Court in Dallas.

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

     In January 1995, the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its former officers, directors and employees and other persons. The Commission's Order of Investigation (the "Order of Investigation") states that the Commission is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the Commission has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the Commission has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. In September 1995, the Commission served a document subpoena on the Company requiring the production of documents, most of which the Company voluntarily produced to the Commission in late 1994. The Company has fully cooperated with the Commission's investigation of these matters. The Company has had no contact with the Commission in connection with the investigation since January 1996. The probable outcome of this investigation cannot be predicted at this stage in the proceeding.

OTHER LEGAL PROCEEDINGS.

     In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment-related claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the self-retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would materially exceed the amounts recorded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock, par value $.01 per share (the "Common Stock"), of the Company is listed on the American Stock Exchange under the symbol "BUS." The following table sets forth the high and low sale prices for the Company's Common Stock during the periods indicated as reported by the American Stock Exchange:

                                                          HIGH          LOW
                                                          ----          ---
First Quarter 1995......................................  $2 3/4        $1 1/4
Second Quarter 1995.....................................   5 11/16       2 15/16
Third Quarter 1995......................................   5 5/16        3 1/2
Fourth Quarter 1995.....................................   4 5/8         3 5/8
First Quarter 1996......................................  $4 9/16       $2 7/8
Second Quarter 1996.....................................   5             3 1/2
Third Quarter 1996......................................   4 9/16        3 1/16
Fourth Quarter 1996.....................................   4 1/2         3
January 1, 1997 - March 14, 1997........................  $5 1/2        $3 15/16

HOLDERS

     The number of shares of Common Stock outstanding as of March 7, 1997, was 58,610,827. The Company has issued 58,720,019 Common Stock, of which 109,192 shares are currently held by the Company as treasury stock. As of March 7, 1997 there were approximately 11,396 recordholders of Common Stock.

DIVIDENDS

     The Company has not paid any dividends on the Common Stock in the past and does not expect to pay any dividends on the Common Stock in the foreseeable future. The indenture governing the Senior Notes (defined herein) restricts the Company's ability to pay, and the Revolving Credit Facility (defined herein) prohibits the Company from paying cash dividends on the Common Stock. In the event the Company were not contractually prohibited from paying dividends, the holders of Common Stock would be entitled to receive dividends only when and as declared by the Board of Directors of the Company, subject to the prior rights and preferences, if any, of holders of preferred stock.

CONVERTIBLE DEBENTURES

     At December 31, 1996, the Company had outstanding $9.8 million aggregate principal amount of its 8.5% Convertible Subordinated Debentures due March 31, 2007 (the "Convertible Debentures"). At the option of the holders thereof, the Convertible Debentures may be converted into shares of Common Stock at any time prior to maturity (unless earlier redeemed or repurchased), at a conversion rate of approximately 80.81 shares (subject to adjustment in certain events) of Common Stock per $1,000 principal amount of Convertible Debentures. In December 1994, the Company completed the Tender Offer (defined herein) in which approximately $89.0 million of its Convertible Debentures were exchanged for approximately 22.8 million shares of the Company's Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The statement of operations data and balance sheet data set forth below have been derived from the audited Consolidated Financial Statements of the Company for each of the respective periods indicated. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and the Consolidated Financial Statements and notes thereto included elsewhere in this filing. Certain reclassifications have been made to the prior period statements to conform them to the December 31, 1996 classifications.

                                                                   YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1992       1993     1994(A)      1995       1996
                                                     --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Operating Revenues
  Transportation Services
    Regular route..................................  $580,557   $559,883   $518,431   $560,239   $597,779
    Package express................................    54,402     47,905     40,232     35,690     33,527
  Food services....................................    12,159     19,188     19,490     19,440     21,363
  Other operating revenues.........................    45,863     38,578     37,158     41,752     48,189
                                                     --------   --------   --------   --------   --------
         Total operating revenues..................   692,981    665,554    615,311    657,121    700,858
                                                     --------   --------   --------   --------   --------
Operating Expenses
  Maintenance......................................    97,323     77,893     73,469     68,540     73,441
  Transportation...................................   138,443    133,284    133,766    156,878    170,979
  Agents' commissions and station costs............   117,732    122,209    119,438    125,650    131,715
  Marketing, advertising and traffic...............    24,452     28,431     36,445     25,513     25,811
  Insurance and safety.............................    47,838     51,143     82,786     52,820     41,088
  General and administration.......................    66,208     67,436     70,583     72,105     80,496
  Depreciation and amortization....................    33,499     33,154     36,046     31,010     30,683
  Operating taxes and licenses.....................    45,816     47,114     47,478     48,186     49,831
  Operating rents(b)...............................    54,330     45,313     48,286     47,884     53,993
  Cost of goods sold -- food services..............     7,766     12,617     13,465     12,597     13,774
  Other operating expenses.........................     4,186      7,119     16,502      6,575      8,243
  Restructuring expenses...........................        --         --      2,523         --         --
                                                     --------   --------   --------   --------   --------
         Total operating expenses..................   637,593    625,713    680,787    647,758    680,054
                                                     --------   --------   --------   --------   --------
Operating Income (Loss)............................    55,388     39,841    (65,476)     9,363     20,804
Gain on Sale of Assets.............................        --     (5,838)        --         --         --
Interest Expense...................................    35,297     30,832     33,456     26,807     27,346
Income Tax Provision...............................     9,142      6,253     16,862        374         62
                                                     --------   --------   --------   --------   --------
Income (Loss) Before Extraordinary Items and
  Cumulative Effect of a Change in Accounting
  Principle........................................    10,949      8,594   (115,794)   (17,818)    (6,604)
Extraordinary Items(c).............................        --        407    (38,373)        --         --
Cumulative Effect of a Change in Accounting
  Principle(d).....................................        --        690         --         --         --
                                                     --------   --------   --------   --------   --------
Net Income (Loss)..................................  $ 10,949   $  7,497   $(77,421)  $(17,818)  $ (6,604)
                                                     ========   ========   ========   ========   ========
  Fully Diluted Earnings per Share of Common
    Stock(e):
    Income (Loss) before Extraordinary Items and
      Cumulative Effect of a Change in Accounting
      Principle....................................  $   0.96   $   0.65   $  (7.58)  $  (0.33)  $  (0.11)
    Extraordinary Items............................        --      (0.03)      2.51         --         --
    Cumulative Effect of a Change in Accounting
      Principle....................................        --      (0.05)        --         --         --
                                                     --------   --------   --------   --------   --------
  Net Income (Loss) per share of Common Stock......  $   0.96   $   0.57   $  (5.07)  $  (0.33)  $  (0.11)
                                                     ========   ========   ========   ========   ========
OTHER DATA:
  EBITDA(f)........................................  $ 88,887   $ 78,833   $(29,430)  $ 40,373   $ 51,487
  Outstanding Shares of Common Stock (000's).......     9,911     14,651     37,459     58,168     58,360
  Number of Common Stockholders....................    15,890     14,611     14,692     15,228     11,383
  Dividends Declared per Common Share..............        --         --         --         --         --

                                                                      AS OF DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1992       1993     1994(A)      1995       1996
                                                     --------   --------   --------   --------   --------
                                                                        (IN THOUSANDS)
STATEMENT OF FINANCIAL POSITION DATA:
Total assets.......................................  $485,936   $541,293   $511,449   $480,648   $500,282
Long-term debt(e)..................................   290,712    260,412    197,125    172,671    192,581
Stockholders' equity...............................    52,262    152,166    153,196    149,762    140,881

---------------

FOOTNOTES TO SELECTED CONSOLIDATED FINANCIAL INFORMATION

(a) The 1994 results reflect $61.9 million in certain operating charges, including increases in insurance and legal reserves to recognize pre-bankruptcy claims previously thought to have been barred in the Company's Chapter 11 reorganization (which concluded in October 1991), adverse claims development in 1994 and certain litigation exposure; write-downs of real estate and other assets (including $7.0 million of depreciation); costs associated with an operational restructuring; and a $17.0 million increase in the income tax provision due to the reversal of a previously recognized deferred tax benefit.

(b) Operating rents include bus operating lease payments of $27.8 million, $20.0 million, $22.7 million, $23.7 million, and $27.5 million for the years ended December 31, 1992, 1993, 1994, 1995, and 1996, respectively.

(c) For the year ended December 31, 1993, the Company recorded an extraordinary loss of $0.4 million on the write-off of debt issuance costs related to the replacement of the Company's then existing credit agreement with a new credit agreement. For the year ended December 31, 1994, the Company recorded
    (i) an extraordinary loss of $3.6 million, of which $3.2 million related to the write-off of debt issuance costs and $0.4 million related to professional fees in conjunction with the replacement of the Company's existing credit agreement with a new credit agreement and (ii) an extraordinary gain of $41.9 million related to the conversion of $89.0 million of Convertible Debentures into Common Stock.

(d) The net impact from adoption of SFAS No. 109, Accounting For Income Taxes, was $0.7 million and is reported as a charge to earnings as the cumulative effect of a change in accounting principle for the year ended December 31, 1993.

(e) In 1992, the Company had primary earnings per share of Common Stock of $1.10. The completion of the Company's 1994 financial restructuring resulted in the issuance of approximately 22.8 million shares of Common Stock in December 1994 upon the conversion of approximately $89.0 million of Convertible Debentures into Common Stock. In January 1995, the Company issued an additional 16.3 million shares of Common Stock in connection with the consummation of its Common Stock rights offering, which provided net proceeds of approximately $28.9 million. The Company issued 4.0 million shares of Common Stock on October 3, 1995 in a public offering, which provided net proceeds of $15.4 million.

(f) Represents income before interest, taxes, depreciation and amortization, extraordinary items and changes in accounting principles. EBITDA is presented because management believes investors consider it useful in evaluating a company's ability to service and/or incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Greyhound is the only nationwide provider of intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 85.3%, 4.8% and 3.0%, respectively, of the Company's total operating revenues for 1996. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,000 buses and approximately 1,600 sales outlets.

     In late 1994 and early 1995, under the direction of the Company's new management team, the Company implemented a "back-to-basics" operating strategy. This strategy focused on the Company's national bus network and capitalizing on its low operating costs to attract and retain customers, which management identified as the first step in rebuilding the Company's financial performance.

     Management believes that a continued base offering of scheduled service is necessary to maintain the Company's competitive position, and that increases in profitability will be driven primarily by increasing revenues as contrasted with reducing costs. As part of its strategy to increase revenues, management has focused on restoring the Company's infrastructure and embarked on a revenue enhancement program including, among other initiatives, increasing scheduled miles and adopting an everyday low pricing strategy.

     The Company believes that incremental increases in passenger revenues will produce disproportionately larger increases in operating profits as many of the Company's operating expenses are fixed, such as depreciation, amortization, overhead and lease expenses related to buses and facilities. In addition, the operating costs necessary to produce the Company's base schedule of offerings, which consist of labor, fuel, maintenance, insurance and short-term bus rentals, cannot be changed rapidly. Accordingly, these costs do not vary proportionately with short-term increases in demand for the Company's services.

RESULTS OF OPERATIONS

     The following table sets forth the Company's results of operations as a percentage of total operating revenue for 1994, 1995 and 1996:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1994      1995      1996
                                                              ------    ------    ------
Operating Revenues
  Transportation services
     Regular route..........................................    84.3%     85.3%     85.3%
     Package express........................................     6.5       5.4       4.8
  Food services.............................................     3.2       3.0       3.0
  Other operating revenues..................................     6.0       6.4       6.9
          Total operating revenues..........................   100.0     100.0     100.0
Operating Expenses
  Maintenance...............................................    11.9      10.4      10.5
  Transportation............................................    21.7      23.9      24.4
  Agents' commissions and station costs.....................    19.4      19.1      18.8
  Marketing, advertising and traffic........................     5.9       3.9       3.7
  Insurance and safety......................................    13.5       8.0       5.9
  General and administrative................................    11.5      11.0      11.5
  Depreciation and amortization.............................     5.9       4.7       4.4
  Operating taxes and licenses..............................     7.7       7.3       7.1
  Operating rents...........................................     7.8       7.3       7.7
  Cost of good sold -- food services........................     2.2       1.9       2.0
  Other operating expenses..................................     2.7       1.0       1.2
  Restructuring expenses....................................     0.4        --        --
          Total operating expenses..........................   110.6      98.6      97.0
Operating Income (Loss).....................................   (10.6)      1.4       3.0
Interest Expense............................................     5.4       4.1       3.9
Income Tax Provision........................................     2.7       0.1        --
Loss Before Extraordinary Items.............................   (18.8)     (2.7)     (0.9)

     The following table sets forth certain operating data for the Company for 1994, 1995 and 1996. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                                            YEARS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          1994        1995        1996
                                                        ---------   ---------   ---------
Regular Service Miles (000's).........................    235,786     256,683     265,259
Total Bus Miles (000's)...............................    238,457     259,746     270,187
Passenger Miles (000's)...............................  5,392,290   6,033,780   6,243,262
Passengers Carried (000's)............................     15,949      17,548      18,348
Average Trip Length (passenger miles/passengers
  carried)............................................        338         344         340
Load (avg. number of passengers per regular service
  mile)...............................................       22.9        23.5        23.5
Load Factor (% of available seats filled).............       49.9%       51.1%       51.2%
Yield (regular route revenue/passenger miles).........    $0.0961     $0.0929     $0.0957
Total Revenue Per Total Bus Mile......................       2.58        2.53        2.59
Operating Income (Loss) Per Total Bus Mile............      (0.27)       0.04        0.08
Cost per Total Bus Mile:
  Maintenance.........................................    $ 0.308     $ 0.264     $ 0.272
  Transportation......................................      0.561       0.604       0.633

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Operating Revenues. Total operating revenues increased $43.8 million, or 6.7%, to $700.9 million for the year ended December 31, 1996 from $657.1 million for the year ended December 31, 1995. Transportation services revenues increased $35.4 million, or 5.9%, to $631.3 million in 1996 from $595.9 million for 1995 due to a $37.5 million, or 6.7%, increase in regular route revenues, offset in part by a $2.2 million, or 6.1%, decrease in package express revenues. The 6.7% increase in regular route revenues reflects a 4.6% increase in the number of passengers carried and a 3.0% increase in yield. The increase in yield is due in part to an increase in short-haul (less than 450 miles) and intermediate-haul (450 to 1,000 miles) traffic, which generally generate a higher yield than long-haul traffic. The following chart reflects the increase in regular route passenger revenue by quarter:

                                         FIRST     SECOND      THIRD     FOURTH      FULL
                                        QUARTER    QUARTER    QUARTER    QUARTER     YEAR
                                        -------    -------    -------    -------    ------
                                                      (DOLLARS IN MILLIONS)
1996 regular route revenues...........  $118.7     $146.2     $180.3     $152.6     $597.8
1995 regular route revenues...........   109.4      136.7      172.7      141.4      560.2
Percentage increase...................     8.5%       6.9%       4.4%       7.9%       6.7%

     Package express revenues declined due to the continuing effects of a reduction in 1994 of the number of routes served and the number of hours that the Company's terminals were open, which resulted in a loss of customers that have not been regained. During 1996, the average parcel shipped via the Company's package express service weighed approximately 24 pounds and produced net revenue per shipment of $15.16, as compared to approximately 20 pounds and $13.35 during 1995. In 1996, the Company increased its focus on the package express business in an effort to reverse the decline in package express service revenues. The Company has implemented increased hours of service, improved billing and added more convenient schedules. In addition, in select markets, the Company has implemented a centralized telephone customer service department dedicated to package express service.

     Food service revenues increased $2.0 million, or 10.3%, to $21.4 million in 1996 from $19.4 million in 1995 primarily due to the addition of five new locations and the increase in passenger traffic, offset in part by the closing of two locations.

     Other operating revenues, consisting primarily of revenue from charter and in-terminal sales and services, increased $6.4 million, or 15.3%, to $48.2 million in 1996 from $41.8 million in 1995 primarily due to a $2.9 million increase in charter service revenues and an increase in revenues from other in-terminal services, such as money order sales, prepaid ticket orders and increased sales of gifts and other retail products.

     Operating Expenses. Total operating expenses increased $32.3 million, or 5.0%, to $680.1 million for the year ended December 31, 1996 from $647.8 million for the year ended December 31, 1995.

     Maintenance costs increased $4.9 million, or 7.2%, to $73.4 million in 1996 from $68.5 million in 1995 due to a 4.0% increase in bus miles and a 3.0% increase in maintenance costs per bus mile. Maintenance costs increased on a per-mile basis due to an increase in the number of engine changes, contractual pay increases for hourly maintenance employees, the opening of an additional maintenance facility in March 1996 and a rate increase from a third-party provider of bus cleaning services. As a percentage of total operating revenue, maintenance costs increased to 10.5% in 1996 from 10.4% in 1995. The Company intends to continue to manage the average age of its fleet in order to increase the reliability of its service while reducing overall costs.

     Transportation expenses, which consist primarily of fuel costs and driver salaries, increased $14.1 million, or 9.0%, to $171.0 million in 1996 from $156.9 million in 1995 due to the 4.0% increase in bus miles and a 4.8% increase in transportation expenses per bus mile. Transportation expenses increased on a per-mile basis due to a $5.8 million impact of increased fuel prices (average price per gallon of $0.71 in 1996 as compared to $0.59 in 1995), a contractual pay increase for drivers and additions to the driver supervisory staff. As a percentage of total operating revenue, transportation expenses increased to 24.4% in 1996 from 23.9% in 1995. The Company has taken steps to limit its exposure to fuel price increases by contracting for delivery of a portion of its 1997 fuel purchases at prices below peak 1996 levels.

     Agents' commissions and station costs increased $6.0 million, or 4.8%, to $131.7 million in 1996 from $125.7 million in 1995 primarily due to increased ticket sales, as well as the conversion of 75 Company-operated ticketing facilities to commissioned agencies, offset in part by the elimination of facility, utility and supply costs associated with the converted ticketing facilities. The conversions also serve to reduce insurance and general and administrative costs. Increased costs associated with higher call volumes were entirely offset by lower long distance telephone rates and the discontinuance of a third-party provider of telephone customer services. As a percentage of total operating revenue, agents' commissions and station costs decreased to 18.8% in 1996 from 19.1% in 1995.

     Marketing, advertising and traffic expenses increased $0.3 million, or 1.2%, to $25.8 million in 1996 from $25.5 million in 1995 primarily due to an increase in advertising expenses in the fourth quarter of 1996. As part of the Company's growth strategy, the Company expects to continue to increase advertising expenditures in 1997.

     Insurance and safety costs decreased $11.7 million, or 22.2%, to $41.1 million in 1996 from $52.8 million in 1995 as the increased exposure relating to the 4.0% increase in bus miles was more than offset by continued favorable claims experience resulting from the Company's increased focus on claims management and risk reduction programs.

     General and administrative expenses increased $8.4 million, or 11.7%, to $80.5 million in 1996 from $72.1 million in 1995 primarily due to additions to administrative personnel and increased benefit costs Company-wide and to a reduction in pension income from $2.1 million in 1995 to $1.0 million in 1996. As a percentage of total operating revenues, general and administrative expenses increased to 11.5% in 1996 from 11.0% in 1995.

     Depreciation and amortization expense decreased $0.3 million, or 1.0%, to $30.7 million in 1996 from $31.0 million in 1995 primarily due to the write-down in the fourth quarter of 1995 of the realizable value of some older high maintenance buses and certain real estate that subsequently was sold, offset in part by the depreciation on 102 buses acquired in December 1995 (51 of which were sold and leased back in 1996) and 35 buses acquired in 1996 and other capital expenditures made in 1995 and 1996. As a percentage of total operating revenue, depreciation and amortization expense decreased to 4.4% in 1996 from 4.7% in 1995.

     Operating taxes and license costs increased $1.6 million, or 3.3%, to $49.8 million in 1996 from $48.2 million in 1995 primarily due to increased fuel and oil taxes resulting from a 4.0% increase in total bus miles in 1996 compared to 1995 and increased payroll taxes resulting from higher salaries. As a percentage of total operating revenue, operating taxes and license costs decreased to 7.1% in 1996 from 7.3% in 1995.

     Operating rents increased $6.1 million, or 12.7%, to $54.0 million in 1996 from $47.9 million in 1995 primarily due to an increase in the number of bus operating leases in 1996 and an increase in casual bus rentals to accommodate higher peak traffic volume in 1996 compared to 1995. As a percentage of total operating revenue, operating rents increased to 7.7% in 1996 from 7.3% in 1995.

     Other operating expenses increased $1.6 million, or 24.2%, to $8.2 million in 1996 from $6.6 million in 1995 primarily due to a $1.2 million gain in 1995 on the repurchase by the Company of $10.7 million aggregate principal amount of 10% Senior Notes ("Senior Notes").

     Interest expense increased $0.5 million, or 1.9%, to $27.3 million in 1996 from $26.8 million in 1995 as a result of higher borrowings under the Revolving Credit Facility, offset in part by the elimination of interest expense on the portion of the Senior Notes repurchased by the Company in 1995. As a percentage of total operating revenue, interest expense decreased to 3.9% in 1996 from 4.1% in 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Operating Revenues. Total operating revenues increased $41.8 million, or 6.8%, to $657.1 million for the year ended December 31, 1995 from $615.3 million for the year ended December 31, 1994. Transportation services revenues increased $37.2 million, or 6.7%, to $595.9 million in 1995 from $558.7 million for 1994 due to a $41.8 million, or 8.1%, increase in regular route revenues, offset in part by a $4.5 million, or 11.3%, decrease in package express revenues. Regular route revenues increased due to a 10.0% increase in total passengers carried, partially offset by a 3.3% decrease in yield. The decrease in yield is primarily driven by an increase in trip lengths; the average trip length increased 1.8% in 1995 compared to 1994 due to a larger increase in long-haul traffic than in intermediate-haul and short-haul traffic. Package express revenue declined due to the reduction in 1994 of the number of routes served and the number of hours that the Company's terminals were open, resulting in decreased convenience for customers. As discussed above, the Company increased its focus on package express in 1996 in an effort to reverse the decline in package express revenues.

     Other operating revenues increased $4.6 million, or 12.4%, to $41.8 million in 1995 from $37.2 million in 1994 primarily due to an increase in interest income on the Company's self-insurance deposits resulting from higher interest rates in 1995 compared to 1994, as well as an increase in prepaid ticket orders.

     Operating Expenses. Total operating expenses decreased $33.0 million, or 4.8%, to $647.8 million for the year ended December 31, 1995 from $680.8 million for the year ended December 31, 1994.

     Maintenance costs decreased $5.0 million, or 6.8%, to $68.5 million in 1995 from $73.5 million in 1994 primarily due to a $3.8 million reserve established in 1994 for environmental remediation costs, as well as savings realized from the closure of several garages in 1994 and 1995. As a result, maintenance costs decreased 14.3% on a per bus mile basis. As a percentage of total operating revenue, maintenance costs decreased to 10.4% in 1995 from 11.9% in 1994.

     Transportation expenses increased $23.1 million, or 17.3%, to $156.9 million in 1995 from $133.8 million in 1994 due to an 8.9% increase in bus miles and a 7.7% increase in transportation expenses per bus mile. Transportation expenses increased on a per-mile basis primarily due to the hiring and training of additional drivers to accommodate greater schedule offerings in 1995 compared to 1994, as well as a contractual pay increase for drivers and higher driver-related expenses. As a percentage of total operating revenue, transportation expenses increased to 23.9% in 1995 from 21.7% in 1994.

     Agents' commissions and station costs increased $6.3 million, or 5.3%, to $125.7 million in 1995 from $119.4 million in 1994 primarily due to increased ticket sales, the conversion of 65 Company-operated ticketing facilities to commissioned agencies and increased salary and communication costs associated with the opening of a new telephone center, which allowed the Company to handle
4.8 million, or 25.4%, more calls in 1995 compared to 1994, offset in part by the elimination of facility, utility and supply costs associated with the converted ticketing facilities. The conversions also serve to reduce insurance and general and administrative costs. In addition, agents' commission and station costs for 1994 includes a $1.3 million charge as a result of the write-off of certain receivables. As a percentage of total operating revenue, agents' commissions and station costs decreased to 19.1% in 1995 from 19.4% in 1994.

     Marketing, advertising and traffic expenses decreased $10.9 million, or 29.9%, to $25.5 million in 1995 from $36.4 million in 1994 primarily due to a planned spending reduction in direct advertising expenditures. As a percentage of total operating revenue, marketing, advertising and traffic expenses decreased to 3.9% in 1995 from 5.9% in 1994.

     Insurance and safety costs decreased $30.0 million, or 36.2%, to $52.8 million in 1995 from $82.8 million in 1994. Excluding the impact of a $30.7 million charge recorded in 1994 as a result of certain pre-bankruptcy claims that were allowed by the bankruptcy court and adverse claims development in 1994, insurance and safety costs increased slightly in 1995 as compared to 1994. This increase was a result of increased exposure relating to the 8.9% increase in bus miles and a shift in the Company's claims management strategy to settle claims more quickly.

     General and administrative expenses increased $1.5 million, or 2.1%, to $72.1 million in 1995 from $70.6 million in 1994 primarily due to expenses related to the Company's management incentive plan, higher salaries and benefit costs for administrative personnel and a reduction in pension plan income, offset in part by reduced group insurance costs and outside legal counsel fees. As a percentage of total operating revenues, general administrative expenses decreased to 11.0% in 1995 from 11.5% in 1994.

     Depreciation and amortization expense decreased $5.0 million, or 13.9%, to $31.0 million in 1995 from $36.0 million in 1994. Excluding the impact of a $7.0 million charge recorded in 1994 to recognize an impairment in value of certain operating facilities that were not being fully utilized, depreciation and amortization expense increased primarily due to a full year of depreciation on 151 buses acquired in mid-1994 and by a $2.1 million charge due to the write-down in the fourth quarter of 1995 of the realizable value of some older buses and certain real estate that subsequently was sold. As a percentage of total operating revenue, depreciation and amortization expense decreased to 4.7% in 1995 from 5.9% in 1994.

     Operating taxes and license costs increased $0.7 million, or 1.5%, to $48.2 million in 1995 from $47.5 million in 1994 primarily due to increased fuel and oil taxes resulting from an 8.9% increase in total bus miles in 1995 compared to 1994 and increased payroll taxes resulting from higher salaries. As a percentage of total operating revenue, operating taxes and license costs decreased to 7.3% in 1995 from 7.7% in 1994.

     Operating rents decreased $0.4 million, or 0.8%, to $47.9 million in 1995 from $48.3 million in 1994 primarily due to cost savings associated with the closing of several maintenance facilities, offset in part by increased station rents and an increase in casual bus rentals to accommodate higher holiday traffic volume in 1995 compared to 1994. As a percentage of total operating revenue, operating rents decreased to 7.3% in 1995 from 7.8% in 1994.

     Other operating expense decreased $9.9 million, or 60.0%, to $6.6 million in 1995 from $16.5 million in 1994. Included in other operating expense for 1994 were a $4.5 million write-down of the realizable value of certain real estate to be sold, a $2.9 million charge relating to certain computer systems that no longer were being utilized by the Company and a charge relating to the discontinuance of a planned roll-out of a collision detection system in the Company's buses. Other operating expense in 1995 was also favorably impacted by a $1.2 million gain on the repurchase by the Company of $10.7 million of Senior Notes.

     Interest expense decreased $6.7 million, or 20.0%, to $26.8 million in 1995 from $33.5 million in 1994 as a result of the elimination of $7.6 million of annual interest expense as a result of the conversion of certain convertible debt debentures to common stock, offset in part by a full year of interest on financing entered into in mid-1994 to finance the acquisition of buses and the interest component of a settlement with the Internal Revenue Service for the Company's 1987, 1988 and 1989 federal income taxes. As a percentage of total operating revenue, interest expense decreased to 4.1% in 1995 from 5.4% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions, to meet debt service requirements, including the payment of principal and interest on borrowings under the Revolving Credit Facility and interest on the Senior Notes. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future.

     Net cash provided by (used for) operating activities was ($13.2) million, $29.5 million and $16.0 million for the years ended December 31, 1994, 1995 and 1996, respectively. The increased cash provided by higher operating income and lower net loss in 1996 compared to 1995 was more than offset by an increase in current assets and a smaller increase in accrued liabilities in 1996 than in 1995. Net cash used for investing activities was $58.2 million, $34.1 million and $24.1 million for 1994, 1995 and 1996, respectively, principally due to capital expenditures, consisting primarily of acquisitions of buses and real estate and facility improvements, totalling $81.6 million, $46.4 million and $38.4 million for 1994, 1995 and 1996, respectively, offset in part by proceeds of assets sold of $28.6 million, $12.3 million and $16.7 million, respectively. The 1996 proceeds reflect the sale and leaseback of 59 buses for a total of $14.8 million. Net cash provided by (used for) financing activities was $41.2 million, ($1.4) million and $5.5 million for 1994, 1995 and 1996, respectively.

     The Company anticipates continuing to make significant capital expenditures in connection with improvements to its infrastructure, including acquiring buses, making improvements to its terminals and maintaining and upgrading its computer systems. The Company's experience indicates that as the age of its bus fleet increases, the dependability and quality of service declines, which may make the Company less competitive. In addition, the Company believes that acquiring new buses and improving the Company's terminals and computer systems will permit the Company to continue to improve customer service, which the Company believes has contributed significantly to its improved operating results in 1995 and 1996. The Company estimates that capital expenditures for 1997 will total approximately $29.8 million, including the acquisitions of four bus terminals the Company has agreed to purchase, but excluding bus acquisitions. The Company is in discussions to order up to 100 new buses having an estimated aggregate purchase price of up to $26.0 million in 1997, a majority of which is expected to be financed through capital or operating leases.

     The Company generally uses lease financing with purchase options as the principal source of bus financing in order to achieve the lowest net cost of bus financing. Depending on the specific terms of a lease, such lease may be accounted for as either an operating or capital lease. The Company may also acquire buses outright and may purchase buses and subsequently engage in sale-leaseback transactions with respect to such buses.

     The following table summarizes the Company's bus acquisitions and other capital expenditures for 1994, 1995 and 1996:

                                                              1994     1995     1996
                                                              -----    -----    -----
Bus Acquisitions                                                 (NUMBER OF BUSES)
------------------------------------------------------------
  Buses acquired through operating leases(1)................    125       73      132
  Buses acquired through capital leases(1)..................     --       --       77
  Buses purchased through cash flows or borrowings(2).......    165      102       35
                                                              -----    -----    -----
          Total buses acquired..............................    290      175      244
                                                              =====    =====    =====
Capital expenditures                                               (IN MILLIONS)
------------------------------------------------------------
  Bus purchases, net of sale proceeds(3)....................  $38.6    $24.3    $(6.7)
  Real estate purchases.....................................    7.0      3.4     12.0
  Other, net of sale proceeds...............................    7.3      6.3     16.4
                                                              -----    -----    -----
          Total capital expenditures, net of sale
            proceeds........................................  $52.9    $34.0    $21.7
                                                              =====    =====    =====

---------------

(1) Includes buses that were purchased in the year indicated and that subsequently were sold and leased back by the Company in such year. Excludes buses that were purchased in a prior year and sold and leased back by the Company in the year indicated.

(2) Includes buses that were purchased in the year indicated and that were sold and leased back by the Company in a subsequent year. Excludes buses that were purchased in the year indicated and that subsequently were sold and leased back by the Company in such year.

(3) Consists of the purchase price of buses purchased in the year indicated, including the purchase price of buses that subsequently were sold and leased back by the Company, minus the net proceeds to the Company from all sale-leaseback transactions and other sales of buses during such year.

     The Company requires significant cash flows to meet its debt service and other continuing obligations. As of December 31, 1996, the Company had $192.6 million of long-term indebtedness outstanding, including $10.7 million of borrowings under the Revolving Credit Facility and $138.7 million of Senior Notes. In addition, as of December 31, 1996, the Company had total availability of $47.9 million under the Revolving Credit Facility.

     The Revolving Credit Facility consists of (i) a revolving facility providing for advances of up to $62.5 million based on the value of certain fixed asset collateral (the "Fixed Asset Facility"), (ii) a revolving facility providing for advances of up to $2.5 million based on a formula of eligible accounts receivable, (iii) a bus purchase facility providing for borrowings of up to $30.0 million (the "Bus Purchase Facility") and (iv) a real estate facility providing for borrowings of up to $10.0 million (the "Real Estate Facility"). As of February 1, 1997, borrowings under the Revolving Credit Facility bear interest at a rate equal to the prime rate (8.25% as of February 1, 1997) plus 1.5%, except for borrowings under the Real Estate Facility, which bear interest at a rate equal to the prime rate plus 1.75%. Borrowings under the Revolving Credit Facility mature on June 30, 1999, although availability under the Fixed Asset Facility will be subject to quarterly reductions commencing in 1998 unless additional collateral is pledged. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company. The Revolving Credit Facility is subject to certain operating and financial covenants, including maintenance of a minimum net worth and ratio of cash flow to interest expense. In addition, non-bus capital expenditures are limited to $30.0 million annually with no spending limitations on bus purchases. As of December 31, 1996, the Company was in compliance with all such covenants. The Company currently is in the process of renegotiating the terms of the Revolving Credit Facility. The Company expects that the amended facility will, among other things, increase the borrowing availability thereunder and provide a LIBOR-based interest rate option.

     The Company maintains cash deposits held for insurance claims and bus lease collateral, which as of March 7, 1997 aggregated approximately $82.9 million, including the following deposits. The Company maintains $15.0 million on deposit in a trust fund to support its self-insurance program pursuant to the Surface Transportation Board's approval of such program. Due to a decrease in pending claims and the Company's recent claims history, the Company's carriers reduced the level of cash and letters of credit required to be pledged by $8.5 million in April 1995 and $14.0 million in December 1995. As of March 7, 1997, the Company had pledged $32.0 million in cash and $8.8 million in letters of credit to secure its liability insurance obligations. Depending on the Company's future claims history and the policies of its insurance carriers, such carriers could increase or decrease the amount of collateral that the Company is obligated to pledge to secure its liability insurance obligations. The Company also has deposits of $20.3 million pledged as collateral in connection with the sale and leaseback of 319 buses. Additionally, the Company has deposits of $10.1 million pledged as collateral in connection with two other sale and leaseback agreements.

     The Company maintains five defined benefit pension plans, the most significant of which (the "ATU Plan") covers approximately 16,500 current and former employees, fewer than 1,300 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and, as a result, over 80% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial table that closely matches the actual experience related to the existing participant population. As a result of legislation enacted in 1994 by the United States Congress, the Company may be required to begin measuring its funding obligation under the ATU Plan utilizing an actuarial table prescribed by such legislation. If so required, the Company currently estimates, based on assumed rates of return on the ATU Plan's investments, that it would be required to begin making contributions to the ATU Plan beginning no earlier than 1998 in an aggregate amount over the next five years ranging from approximately $6.0 million to approximately $30.0 million. If the ATU Plan is unable to attain such assumed investment rates of return, such contributions could be higher. Although the Company is exploring whether it may be able to obtain relief from this requirement, there is no assurance that the Company will be able to obtain such relief, that the ATU Plan will be able to obtain the assumed rate of return or that contributions to the ATU Plan will not be significant.

SEASONALITY

     The Company's business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. As a result, the Company's cash flows are seasonal in nature with a disproportionate amount of the Company's annual cash flows being generated during the peak travel periods. Therefore, an event that adversely affects ridership during any of these peak periods could have a material adverse effect on the Company's financial condition and results of operations for that year. The day of the week on which certain holidays occur, the length of certain holiday periods, and the date on which certain holidays occur within a fiscal quarter, may also affect the Company's quarterly results of operations. The following table sets forth certain operating data of the Company by quarter for 1995 and 1996 (in millions):

                                                           YEAR ENDED DECEMBER 31, 1995
                                                --------------------------------------------------
                                                 FIRST     SECOND      THIRD     FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER    TOTAL
                                                -------    -------    -------    -------    ------
Total Operating Revenues......................  $131.5     $161.0     $198.6     $166.0     $657.1
EBITDA(1).....................................    (4.4)       4.3       29.0       11.5       40.4
Operating Income (Loss).......................   (11.8)      (2.8)      21.9        2.1        9.4
Net Income (Loss).............................   (18.7)      (9.9)      15.3       (4.5)     (17.8)

                                                           YEAR ENDED DECEMBER 31, 1996
                                                --------------------------------------------------
                                                 FIRST     SECOND      THIRD     FOURTH
                                                QUARTER    QUARTER    QUARTER    QUARTER    TOTAL
                                                -------    -------    -------    -------    ------
Total Operating Revenues......................  $141.6     $172.3     $208.1     $178.9     $700.9
EBITDA(1).....................................    (7.3)       8.5       34.1       16.2       51.5
Operating Income (Loss).......................   (14.9)       1.2       26.4        8.1       20.8
Net Income (Loss).............................   (21.5)      (5.5)      19.4        1.0       (6.6)

---------------

(1) Represents earnings before interest, taxes, depreciation and amortization and extraordinary items.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE NO.
                                                              --------
Management Report on Responsibility for Financial
  Reporting.................................................     26
Report of Independent Public Accountants....................     27
Consolidated Statements of Financial Position as of December
  31, 1995 and 1996.........................................     28
Consolidated Statements of Operations for the Years Ended
  December 31, 1994, 1995 and 1996..........................     29
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1994, 1995 and 1996..............     30
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1995 and 1996..........................     31
Notes to Consolidated Financial Statements..................     32
Schedule II -- Valuation and Qualifying Accounts -- For the
  Years Ended December 31, 1994, 1995 and 1996..............     55

                      MANAGEMENT REPORT ON RESPONSIBILITY
                            FOR FINANCIAL REPORTING

     The management of Greyhound Lines, Inc. and its subsidiaries (the "Company") has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles applied on a consistent basis and are not misstated due to fraud or material error. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

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

Dallas, Texas
March 19, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Greyhound Lines, Inc.:

     We have audited the accompanying consolidated statements of financial position of Greyhound Lines, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greyhound Lines, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

Dallas, Texas
February 12, 1997

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1995        1996
                                                              --------    --------
Current Assets
  Cash and cash equivalents.................................  $  3,494    $    898
  Accounts receivable, less allowance for doubtful accounts
     of $217 and $241.......................................    29,912      32,844
  Inventories...............................................     3,615       3,840
  Prepaid expenses..........................................     7,353       8,179
  Assets held for sale......................................     4,534       4,224
  Other current assets......................................     8,885      11,329
                                                              --------    --------
          Total current assets..............................    57,793      61,314
Prepaid Pension Plans.......................................    24,299      24,927
Property, Plant and Equipment, net of accumulated
  depreciation of $84,234 and $101,901......................   300,603     314,454
Investments in Unconsolidated Affiliates....................     1,367       2,437
Insurance and Security Deposits.............................    76,586      76,180
Intangible Assets, net of accumulated amortization of
  $14,901 and $19,105.......................................    20,000      20,970
                                                              --------    --------
          Total assets......................................  $480,648    $500,282
                                                              ========    ========
Current Liabilities
  Accounts payable..........................................  $ 18,205    $ 23,900
  Accrued liabilities.......................................    54,971      53,500
  Unredeemed tickets........................................     9,140       9,523
  Current portion of reserve for injuries and damages.......    24,605      19,864
  Current maturities of long-term debt......................     5,259      11,662
                                                              --------    --------
          Total current liabilities.........................   112,180     118,449
Reserve for Injuries and Damages............................    41,056      40,099
Long-Term Debt..............................................   172,671     192,581
Deferred Gains..............................................       920         562
Other Liabilities...........................................     4,059       7,710
                                                              --------    --------
          Total liabilities.................................   330,886     359,401
Commitments and Contingencies (Note 18)
Stockholders' Equity
  Preferred stock (10,000,000 shares authorized; par value
     $.01; none issued) Series A junior preferred stock
     (500,000 shares authorized; par value $.01; none
     issued)................................................        --          --
  Common stock (100,000,000 shares authorized; 58,277,318
     and 58,469,469 shares issued as of December 31, 1995
     and 1996, respectively; par value $.01)................       583         585
  Capital in excess of par value............................   228,422     229,104
  Retained deficit..........................................   (74,633)    (81,237)
  Less: Unfunded accumulated pension obligation.............    (3,572)     (6,533)
  Less: Treasury stock, at cost (109,192 shares)............    (1,038)     (1,038)
                                                              --------    --------
          Total stockholders' equity........................   149,762     140,881
                                                              --------    --------
          Total liabilities and stockholders' equity........  $480,648    $500,282
                                                              ========    ========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1994         1995       1996
                                                              ---------    --------   --------
Operating Revenues
  Transportation services
     Regular route..........................................  $ 518,431    $560,239   $597,779
     Package express........................................     40,232      35,690     33,527
  Food services.............................................     19,490      19,440     21,363
  Other operating revenues..................................     37,158      41,752     48,189
                                                              ---------    --------   --------
          Total operating revenues..........................    615,311     657,121    700,858
                                                              ---------    --------   --------
Operating Expenses
  Maintenance...............................................     73,469      68,540     73,441
  Transportation............................................    133,766     156,878    170,979
  Agents' commissions and station costs.....................    119,438     125,650    131,715
  Marketing, advertising and traffic........................     36,445      25,513     25,811
  Insurance and safety......................................     82,786      52,820     41,088
  General and administrative................................     70,583      72,105     80,496
  Depreciation and amortization.............................     36,046      31,010     30,683
  Operating taxes and licenses..............................     47,478      48,186     49,831
  Operating rents...........................................     48,286      47,884     53,993
  Cost of goods sold -- food services.......................     13,465      12,597     13,774
  Other operating expenses..................................     16,502       6,575      8,243
  Restructuring expenses....................................      2,523          --         --
                                                              ---------    --------   --------
          Total operating expenses..........................    680,787     647,758    680,054
                                                              ---------    --------   --------
Operating Income (Loss).....................................    (65,476)      9,363     20,804
Interest Expense............................................     33,456      26,807     27,346
                                                              ---------    --------   --------
Loss Before Income Taxes and Extraordinary Items............    (98,932)    (17,444)    (6,542)
Income Tax Provision........................................     16,862         374         62
                                                              ---------    --------   --------
Loss Before Extraordinary Items.............................   (115,794)    (17,818)    (6,604)
Extraordinary Items.........................................    (38,373)         --         --
                                                              ---------    --------   --------
Net Loss....................................................  $ (77,421)   $(17,818)  $ (6,604)
                                                              =========    ========   ========
Earnings Per Share of Common Stock:
  Primary
     Loss before extraordinary items........................  $   (7.58)   $  (0.33)  $  (0.11)
     Extraordinary items....................................       2.51          --         --
                                                              ---------    --------   --------
     Net loss...............................................  $   (5.07)   $  (0.33)  $  (0.11)
                                                              =========    ========   ========
  Fully diluted
     Loss before extraordinary items........................  $   (7.58)   $  (0.33)  $  (0.11)
     Extraordinary items....................................       2.51          --         --
                                                              ---------    --------   --------
     Net loss...............................................  $   (5.07)   $  (0.33)  $  (0.11)
                                                              =========    ========   ========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                           COMMON STOCK                                        CAPITAL IN
                                    COMMON STOCK            SUBSCRIBED         TREASURY STOCK     CAPITAL IN   EXCESS OF
                                 -------------------   --------------------   -----------------   EXCESS OF    PAR VALUE
                                   SHARES     AMOUNT     SHARES      AMOUNT   SHARES    AMOUNT    PAR VALUE    SUBSCRIBED
                                 ----------   ------   -----------   ------   -------   -------   ----------   ----------
BALANCE, DECEMBER 31, 1993.....  14,776,066    $148             --   $  --    124,912   $(1,102)   $134,013     $     --
Exercise of stock options......       1,370      --             --      --         --        --          13           --
Issuance of treasury stock.....          --      --             --      --    (15,720)       64          28           --
Tender Offer (see Note 17).....  22,790,308     227             --      --         --        --      48,772           --
Rights Offering (see Note
  17)..........................          --      --     16,279,070     163         --        --          --       29,184
Net loss.......................          --      --             --      --         --        --          --           --
                                 ----------    ----    -----------   -----    -------   -------    --------     --------
BALANCE, DECEMBER 31, 1994.....  37,567,744     375     16,279,070     163    109,192    (1,038)    182,826       29,184
Rights Offering................  16,279,070     163    (16,279,070)   (163)        --        --      29,184      (29,184)
Tender of debentures...........       6,060      --             --      --         --        --          75           --
Issuance of new equity
  interests in connection with
  401(k) match.................     415,044       5             --      --         --        --         962           --
Issuance of new equity
  interests....................   4,000,000      40             --      --         --        --      15,347           --
Exercise of stock options......       9,400      --             --      --         --        --          28           --
Adjustment for unfunded
  accumulated pension
  obligation...................          --      --             --      --         --        --          --           --
Net loss.......................          --      --             --      --         --        --          --           --
                                 ----------    ----    -----------   -----    -------   -------    --------     --------
BALANCE, DECEMBER 31, 1995.....  58,277,318     583             --      --    109,192    (1,038)    228,422           --
Exercise of stock options......     100,450       1             --      --         --        --         257           --
Issuance of stock in connection
  with 401(k) match............      91,701       1             --      --         --        --         425           --
Adjustment for unfunded
  accumulated pension
  obligation...................          --      --             --      --         --        --          --           --
Net loss.......................          --      --             --      --         --        --          --           --
                                 ----------    ----    -----------   -----    -------   -------    --------     --------
BALANCE, DECEMBER 31, 1996.....  58,469,469    $585             --   $  --    109,192   $(1,038)   $229,104     $     --
                                 ==========    ====    ===========   =====    =======   =======    ========     ========

                                  UNFUNDED
                                 ACCUMULATED   RETAINED
                                   PENSION     EARNINGS
                                 OBLIGATION    (DEFICIT)    TOTAL
                                 -----------   ---------   --------
BALANCE, DECEMBER 31, 1993.....    $(1,499)     $ 20,606   $152,166
Exercise of stock options......         --            --         13
Issuance of treasury stock.....         --            --         92
Tender Offer (see Note 17).....         --            --     48,999
Rights Offering (see Note
  17)..........................         --            --     29,347
Net loss.......................         --       (77,421)   (77,421)
                                   -------      --------   --------
BALANCE, DECEMBER 31, 1994.....     (1,499)      (56,815)   153,196
Rights Offering................         --            --         --
Tender of debentures...........         --            --         75
Issuance of new equity
  interests in connection with
  401(k) match.................         --            --        967
Issuance of new equity
  interests....................         --            --     15,387
Exercise of stock options......         --            --         28
Adjustment for unfunded
  accumulated pension
  obligation...................     (2,073)           --     (2,073)
Net loss.......................         --       (17,818)   (17,818)
                                   -------      --------   --------
BALANCE, DECEMBER 31, 1995.....     (3,572)      (74,633)   149,762
Exercise of stock options......         --            --        258
Issuance of stock in connection
  with 401(k) match............         --            --        426
Adjustment for unfunded
  accumulated pension
  obligation...................     (2,961)           --     (2,961)
Net loss.......................         --        (6,604)    (6,604)
                                   -------      --------   --------
BALANCE, DECEMBER 31, 1996.....    $(6,533)     $(81,237)  $140,881
                                   =======      ========   ========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1994        1995        1996
                                                              --------    --------    --------
Cash Flows From Operating Activities
  Net loss..................................................  $(77,421)   $(17,818)   $ (6,604)
  Noncash expenses and gains included in net loss
    Depreciation and amortization...........................    36,046      31,010      30,683
    Amortization of deferred gain...........................      (332)       (357)       (358)
    Amortization of discount on Senior Notes................     2,659       3,037       3,117
    Amortization of debt issuance costs.....................     1,586         925         962
    Net loss on assets sold.................................     3,663         515         295
    Unfunded net pension gain...............................    (6,179)     (2,051)     (1,294)
    Settlement of tax liability.............................        --          --        (760)
    Deferred tax provision..................................    17,000          --          --
    Write-down of surplus property..........................     4,513          --          --
    Write-off of intangible assets..........................       806          --          --
    Write-off of debt issuance costs -- prior credit
      facility..............................................     3,158          --          --
    Extraordinary gain on debt conversion...................   (41,948)         --          --
    Gain on Senior Notes Repurchase.........................        --      (1,166)         --
Net change in certain operating assets and liabilities
    Checks payable..........................................        --          --       8,141
    Accounts receivable.....................................     3,777       4,129      (2,932)
    Inventories.............................................     3,405         164        (225)
    Prepaid expenses........................................    (1,131)      2,895        (826)
    Other current assets....................................    (1,401)      3,974      (2,444)
    Insurance and security deposits.........................    10,759       7,962         406
    Intangible assets.......................................    (4,446)     (5,301)     (6,038)
    Accounts payable........................................    (3,162)      3,763      (2,266)
    Accrued liabilities.....................................     6,135       5,594         237
    Reserve for injuries and damages........................    29,444      (6,682)     (5,698)
    Unredeemed tickets......................................      (102)     (1,119)        383
    Other liabilities.......................................        --          --       1,251
                                                              --------    --------    --------
         Net cash provided by (used for) operating
           activities.......................................   (13,171)     29,474      16,030
                                                              --------    --------    --------
Cash Flows From Investing Activities
    Capital expenditures....................................   (81,565)    (46,370)    (38,402)
    Proceeds from assets sold...............................    28,646      12,349      16,680
    Proceeds from termination of interest rate swap.........     1,609          --          --
    Buyout of MDFC Lease....................................        --          --      (1,624)
    Deposit to collateralize operating leases...............    (7,127)         --          --
    Other investing activities..............................       208         (55)       (758)
                                                              --------    --------    --------
         Net cash used for investing activities.............   (58,229)    (34,076)    (24,104)
                                                              --------    --------    --------
Cash Flows From Financing Activities
    Payments on debt and capital lease obligations..........    (7,548)    (18,771)     (9,551)
    Proceeds from long-term borrowings......................    31,541          --       4,106
    Net proceeds from Rights Offering.......................    17,205      11,685          --
    Proceeds from issuance-exercise of Common Stock.........        13      15,415         258
    Repurchase Senior Notes.................................        --      (9,687)         --
    Net change in revolving bank loans......................        --          --      10,665
                                                              --------    --------    --------
         Net cash provided by (used for) financing
           activities.......................................    41,211      (1,358)      5,478
                                                              --------    --------    --------
Net decrease in Cash and Cash Equivalents...................   (30,189)     (5,960)     (2,596)
Cash and Cash Equivalents, Beginning of Period..............    39,643       9,454       3,494
                                                              --------    --------    --------
Cash and Cash Equivalents, End of Period....................  $  9,454    $  3,494    $    898
                                                              ========    ========    ========
Supplemental Schedule of Noncash Investing and Financing
  Activities:
    Cash capital expenditures...............................  $(81,565)   $(46,370)   $(38,402)
    Noncash capital expenditures (See Note 3)...............  $     --    $     --    $(20,004)
                                                              --------    --------    --------
    Total Capital Expenditures..............................  $(81,565)   $(46,370)   $(58,406)
                                                              ========    ========    ========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. BACKGROUND AND OPERATING ENVIRONMENT

     Greyhound Lines, Inc. and subsidiaries (the "Company") is the only nationwide provider of intercity bus service in the United States. The Company provides various services including scheduled passenger service, package express service and food services at certain terminals. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,000 buses and approximately 1,600 sales outlets. The Company's operating subsidiaries include Texas, New Mexico & Oklahoma Coaches, Inc. ("TNM&O") and Vermont Transit, Co., Inc. ("VTC"). The Company is subject to regulation by the Department of Transportation (the "DOT") and certain states.

2. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company. Investments in companies that are 25% to 50% owned ("affiliates") are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated.

  Certain Reclassifications

     Certain reclassifications have been made to the prior period statements to conform them to the December 31, 1996, classifications.

  Cash and Cash Equivalents

     Cash and cash equivalents include short-term investments that are part of the Company's cash management portfolio. These investments are highly liquid and have original maturities of three months or less.

  Inventories

     Inventories are stated at the lower of cost or market, with costs determined using the first-in, first-out method.

  Property, Plant and Equipment

     Property, plant and equipment, including capitalized leases, are recorded at cost, including interest during construction, if any. Depreciation is provided over their estimated useful lives or lease terms, ranging from three to 20 years for structures and improvements, four to 12 years for revenue equipment, and five to 10 years for all other items, using principally the straight-line method of depreciation for financial reporting purposes and accelerated methods for tax reporting purposes. Maintenance costs are expensed as incurred, and renewals and betterments are capitalized.

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

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

  Income Taxes

     Deferred tax assets and liabilities are determined annually based upon the estimated future tax effects of the differences in the tax bases of existing assets and liabilities and the related financial statement carrying amounts, using currently enacted tax laws and rates.

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

     Successful claims against the Company, which do not exceed the deductible or self-insured retention, are paid out of operating cash flows. A reserve for injuries and damages has been established for these claim payments. The reserve is based on an assessment of actual claims and claims incurred but not reported, based upon historical experience. This reserve also includes an estimate of environmental liabilities.

  Revenue Recognition

     Transportation revenue is recognized when the service is provided. A liability for tickets sold but not used is recorded.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Long-Lived Assets

     The Company periodically evaluates whether the remaining useful life of long-lived assets may require revision or whether the remaining unamortized balance is recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company uses an estimate of the asset's cash flow in evaluating its fair value.

  Earnings Per Share

     Primary earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. Common Stock equivalents reflect the assumed exercise of only those outstanding stock options which would be dilutive. The calculation of fully diluted earnings
(loss) per share of Common Stock considers the additional effect of conversion of the Company's 8.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") if conversion has a dilutive effect. For the years ended December 31, 1994, 1995 and 1996, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures has an anti-dilutive effect. As a result, these shares are excluded from the final determination of the weighted average shares outstanding at December 31, 1994, 1995 and 1996. The

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
weighted average shares outstanding used in the calculation of primary and fully diluted earnings (loss) per share of Common Stock for the years ended December 31, 1994, 1995 and 1996, are as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1994          1995          1996
                                                 ----------    ----------    ----------
Primary........................................  15,284,050    54,595,377    58,263,327
Fully diluted..................................  15,284,050    54,595,377    58,263,327

3. STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

     Cash paid for interest was $25.1 million, $22.7 million and $24.5 million for the years ended December 31, 1994, 1995 and 1996, respectively. There were no cash payments for federal income taxes for the years ended December 31, 1994, 1995 and 1996, other than a $0.3 million settlement payment related to an Internal Revenue Service "IRS" audit of the Company's 1987 through 1989 tax returns.

     Significant noncash investing and financing activities during 1996 included 77 buses which were acquired under capital lease for $17.9 million and computer equipment which was acquired under capital lease for $2.1 million. In 1994, noncash activity included the conversion of $89.0 million of Convertible Debentures into equity resulting in the issuance of approximately 22.8 million shares of Common Stock.

4. INVENTORIES

     Inventories consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1995      1996
                                                                ------    ------
Service parts...............................................    $2,121    $2,078
Fuel........................................................       381       609
Food service operations.....................................     1,113     1,153
                                                                ------    ------
  Inventories...............................................    $3,615    $3,840
                                                                ======    ======

5. PREPAID EXPENSES

     Prepaid expenses consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1995      1996
                                                                ------    ------
Insurance...................................................    $3,504    $4,003
Taxes and licenses..........................................     1,195     1,303
Rents.......................................................     1,292       992
Other.......................................................     1,362     1,881
                                                                ------    ------
  Prepaid expenses..........................................    $7,353    $8,179
                                                                ======    ======

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

6. OTHER CURRENT ASSETS

     Other current assets consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1995      1996
                                                                ------    -------
Deposits on insurance.......................................    $7,505    $ 7,090
Deposits on business combinations...........................        --      2,080
Other.......................................................     1,380      2,159
                                                                ------    -------
  Other current assets......................................    $8,885    $11,329
                                                                ======    =======

     The deposits on insurance held as of December 31, 1995 and 1996, are the current portion of insurance deposits that include self-insurance deposits required by the Company's primary insurance carrier to cover interstate and certain intrastate claims for bodily injury and property damage liability. Deposits on business combinations represent deposits on two pending transactions, one of which the Company is awaiting approval from the Surface Transportation Board (the "STB").

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

     The Company's net periodic pension income included the following (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1994        1995        1996
                                                     --------    --------    --------
Service cost -- benefits earned during the
  period.........................................    $  6,362    $  4,331    $  3,779
Interest cost on projected benefit obligations...      61,261      60,041      51,257
Actual return on plan assets.....................      23,474    (148,028)    (49,621)
Net amortization and deferral....................     (95,805)     81,922      (6,072)
                                                     --------    --------    --------
  Net periodic pension income....................    $ (4,708)   $ (1,734)   $   (657)
                                                     ========    ========    ========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     The following table sets forth the funded status and amounts recognized in the consolidated statements of financial position for the pension plans (in thousands):

                                                      DECEMBER 31, 1995                  DECEMBER 31, 1996
                                               --------------------------------   --------------------------------
                                                  PREPAID      ACCRUED PENSION       PREPAID      ACCRUED PENSION
                                               PENSION PLANS   PLAN LIABILITIES   PENSION PLANS   PLAN LIABILITIES
                                               -------------   ----------------   -------------   ----------------
Actuarial present value of benefit
  obligations
  Vested benefit obligations.................    $ 672,665         $  39,078        $ 648,142         $  43,254
                                                 =========         =========        =========         =========
  Accumulated benefit obligations............    $ 696,223         $  39,188        $ 661,682         $  43,474
                                                 =========         =========        =========         =========
Projected benefit obligations................    $ 706,292         $  39,767        $ 672,863         $  44,177
Plan assets at fair value....................      754,582            36,184          720,136            38,345
                                                 ---------         ---------        ---------         ---------
Plan assets greater than (less than)
  projected benefit obligations..............       48,290            (3,583)          47,273            (5,832)
Unrecognized net (gain) loss.................      (23,991)            2,481          (22,346)            3,324
Adjustment required to recognize minimum
  liability..................................           --            (2,073)              --            (2,961)
                                                 ---------         ---------        ---------         ---------
  Prepaid (accrued) pension costs............    $  24,299         $  (3,175)       $  24,927         $  (5,469)
                                                 =========         =========        =========         =========

     Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions," required the Company to record an additional minimum liability of $3.0 million as of December 31, 1996. This provision is reflected as a reduction of stockholders' equity.

     In determining the benefit obligations and service costs for the Company's defined benefit pension plans, the following assumptions were used:

                                                                   DECEMBER 31,
                                                             ------------------------
                                                                1995          1996
                                                             ----------    ----------
Weighted average discount rate.............................    7.25%         7.50%
Expected long-term rate of return on plan assets...........    9.00%       7.50-9.00%
Rate of salary progression.................................  0.00-6.00%    0.00-6.00%

     Plan assets consist primarily of government-backed securities, corporate equity securities, guaranteed insurance contracts, annuities and corporate debt obligations.

  Cash or Deferred Retirement Plans

     The Company sponsors 401(k) cash or deferred retirement plans that cover substantially all of its ongoing salaried, hourly and represented employees. Costs to the Company related to these plans were $1.2 million, $1.1 million, and $2.1 million for the years ended December 31, 1994, 1995 and 1996, respectively. On October 31, 1991, the Company contributed 500,000 shares of its Common Stock to an employee stock ownership plan ("ESOP") for its employees. Effective December 31, 1994, this plan was amended to merge it into the Company's 401(k) profit sharing plan. An IRS determination letter relating to this merger was filed and received in 1996.

  Other Plans

     A contributory trusteed health and welfare plan has been established for all active hourly employees which are represented by collective bargaining agreements and a contributory health and welfare plan has been established for salaried employees and hourly employees who are not represented by collective bargaining agreements. For the years ended December 31, 1994, 1995 and 1996, the Company incurred costs of

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

$15.5 million, $13.9 million, and $16.3 million, respectively, related to these plans. No post-retirement health and welfare plans exist.

     The Company also has a Supplemental Executive Retirement Plan (the "SERP"), which covers only key executives of the Company. During 1995, the SERP was converted from a defined benefit plan to a defined contribution plan. The Company incurred costs of $0.4 million during 1996. Due to the conversion, the Company recorded $0.3 million of income in 1995.

8. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1995        1996
                                                              --------    ---------
Land and improvements.......................................  $ 72,351    $  77,954
Structures and improvements
  Owned.....................................................    82,730       89,473
  Capitalized leased assets.................................       650          650
  Lease interests...........................................     4,376        4,376
  Leasehold improvements....................................    22,423       27,006
Revenue equipment
  Owned.....................................................   143,198      135,732
  Capitalized leased assets.................................    22,118       34,165
  Leasehold improvements....................................     1,707        2,900
Furniture and fixtures......................................    25,122       32,499
Vehicles, machinery and equipment
  Owned.....................................................    10,162        9,478
  Capitalized lease assets..................................        --        2,122
                                                              --------    ---------
Property, plant and equipment...............................   384,837      416,355
     Accumulated depreciation...............................   (84,234)    (101,901)
                                                              --------    ---------
          Property, plant and equipment, net................  $300,603    $ 314,454
                                                              ========    =========

     During 1996, the Company took delivery of 244 buses, all of which were manufactured by Motor Coach International, Inc. ("MCII"). The Company purchased 43 of these buses, 77 were recorded as capital leases, and the remaining were financed as long-term operating leases. In April 1996, the Company sold and leased back 51 buses that were purchased in 1995 for net proceeds of $12.6 million. Additionally in 1996, the Company sold and leased back eight buses purchased in 1996 for net proceeds of $2.2 million.

     The Company purchased terminal facilities in Columbus, Ohio and Pittsburgh, Pennsylvania for $8.0 million in 1996.

     Accumulated depreciation of capitalized leased assets amounted to $11.6 million and $9.2 million at December 31, 1995 and 1996, respectively.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

9. INSURANCE AND SECURITY DEPOSITS

     Insurance and security deposits consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
Insurance deposits..........................................  $41,713    $40,481
Security deposits...........................................   34,679     35,314
Other.......................................................      194        385
                                                              -------    -------
          Insurance and security deposits...................  $76,586    $76,180
                                                              =======    =======

     Insurance deposits are required by the Company's self-insurance authorizations and the Company's primary insurance carrier to cover self-insured interstate and certain intrastate auto liability as well as workers' compensation coverage in certain states.

     Security deposits at December 31, 1995 and 1996, include (i) a $20.3 million pledge of assets required as a collateral deposit for a $70.1 million sale/leaseback of 319 buses, (ii) an $8.1 million deposit required by the lessor in conjunction with a separate sale/leaseback of 125 buses, and (iii) a $2.0 million deposit required by the lessor in conjunction with another separate sale/leaseback of 46 buses.

10. INTANGIBLE ASSETS

     Intangible assets consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1995        1996
                                                              --------    --------
Trademark...................................................  $ 10,198    $ 10,198
Software....................................................    21,007      23,340
Debt issuance costs.........................................     3,667       4,807
Deferred lease costs........................................        --       1,701
Other.......................................................        29          29
                                                              --------    --------
Intangible assets...........................................    34,901      40,075
  Accumulated amortization..................................   (14,901)    (19,105)
                                                              --------    --------
          Intangible assets, net............................  $ 20,000    $ 20,970
                                                              ========    ========

     Trademarks are amortized using the straight-line method over 15 years.

11. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
Compensation, benefits and payroll-related taxes............  $18,237    $18,750
Bus operating leases and rentals............................    1,207      4,125
Interest....................................................    8,134      8,000
Operating, property and income taxes........................    5,982      4,115
Other expenses..............................................   21,411     18,510
                                                              -------    -------
          Accrued liabilities...............................  $54,971    $53,500
                                                              =======    =======

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

12. LONG-TERM DEBT AND INTEREST EXPENSE

     Long-term debt consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1995        1996
                                                              --------    --------
Secured Indebtedness
  Revolving bank loans, prime plus 2.0% and 1.75% (weighted
     average 10.5% and 10.0%) at December 31, 1995 and 1996,
     respectively, due 1998.................................  $     --    $ 10,665
  Capital lease obligations (weighted average 10.8% and
     10.4% at December 31, 1995 and 1996, respectively) due
     through 2003...........................................    14,494      29,604
  Real estate mortgages (weighted average 9.6% and 9.4% at
     December 31, 1995 and 1996, respectively) due through
     2006...................................................     2,066       1,685
  Note payable, prime plus 1.5%, due 2004...................    15,588      13,452
Unsecured Indebtedness
  Senior Notes, 10% stated rate (13.5% imputed rate), due
     2001, net of unamortized discount of $17,108 and
     $13,991 at December 31, 1995 and 1996, respectively....   135,561     138,679
  Convertible Debentures, 8.5%, due 2007....................     9,804       9,804
  Other long-term debt (weighted average 10.0% at December
     31, 1995 and 1996) due through 1997....................       417         354
                                                              --------    --------
Long-term debt..............................................   177,930     204,243
  Less current maturities...................................    (5,259)    (11,662)
                                                              --------    --------
          Long-term debt, net...............................  $172,671    $192,581
                                                              ========    ========

  Revolving Credit Facility

     During October 1994 as part of a financial restructuring (the "Financial Restructuring"), the Company entered into a Revolving Credit Facility (the "Revolving Credit Facility") with Foothill Capital Corporation ("Foothill"), which replaced the Company's prior bank facility. At the time of the Financial Restructuring, the Revolving Credit Facility provided for revolving loans and letters of credit and/or letter of credit guarantees of up to $35.0 million.

     In December 1996, the Company renegotiated its Revolving Credit Facility. Availability under the Revolving Credit Facility is limited to the aggregate of the following: (1) revolving advances of up to $62.5 million (the "Fixed Asset Advances") based on the value of certain fixed asset collateral currently pledged to Foothill; (2) revolving advances of up to $2.5 million based on a formula of certain eligible accounts receivable; (3) a bus purchase facility of up to $30.0 million (the "Bus Purchase Facility"); and (4) a real estate line of up to $10.0 million. The Revolving Credit Facility limits letters of credit and letters of Credit guarantees to $35.0 million. Borrowings under the Revolving Credit Facility mature on June 30, 1999, although the availability under the Fixed Asset Advances will be subject to quarterly reductions commencing January 1998, unless additional collateral is pledged. The Revolving Credit Facility is secured by liens on substantially all the assets of the Company, and new bus purchases that are specifically pledged to support borrowings under the Bus Purchase Facility and real property pledged to support borrowings under the real estate line. The Revolving Credit Facility allows the Company to dispose of certain non-core real estate properties. In addition, capital expenditures, excluding bus purchases, are limited to $30.0 million annually.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

  Senior Notes

     The Company's 10% Senior Notes due 2001 (the "Senior Notes") bear interest at the rate of 10% per annum, payable each January 31 and July 31. The Senior Notes had an original stated principal amount of $165.0 million, of which $1.7 million had been held by the Company prior to December 1995. During December 1995, the Company repurchased (the "Senior Note Repurchase") an additional $10.7 million aggregate principal amount of the Senior Notes pursuant to a put/call agreement with one of the Company's principal stockholders. The Senior Note Repurchase resulted in a $1.2 million gain which is included in other operating expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 1995. The Senior Notes are reflected net of unamortized discount in the Consolidated Statements of Financial Position to reflect an imputed interest rate of 13.5%, and also net of any Senior Notes held by consolidated subsidiaries. At the Company's option, the Senior Notes may be redeemed at any time as a whole, or from time to time in part, initially at a redemption price equal to 110% of the principal amount thereof, declining ratably on each July 31, commencing July 31, 1992, to 101% of the principal amount thereof on July 31, 2000, in each case together with accrued and unpaid interest to the redemption date. The Senior Notes are subject to mandatory redemption pursuant to a sinking fund that commenced July 31, 1996, and on each July 31 thereafter through July 31, 2000, calculated to retire approximately 65% of the original principal amount of the Senior Notes prior to maturity. The 1996 sinking fund payment of $8.0 million has been met through the Senior Note Repurchase and the $1.7 million of Senior Notes which the Company owned prior to the Senior Note Repurchase. The balance of the Senior Note Repurchase, $4.3 million, will be applied to the July 1997 sinking fund payment. In addition, the Senior Notes are subject to mandatory redemption from the proceeds of certain sales of assets not used for capital expenditures or to reduce the obligations under the revolving bank loans. Any Senior Notes not theretofore redeemed mature on July 31, 2001.

  Convertible Debentures

     During 1992, the Company issued $98.9 million of 8.5% Convertible Subordinated Debentures ("Convertible Debentures"). Interest on the Convertible Debentures is payable semiannually (each March 31 and September 30). The Convertible Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into Common Stock at the conversion price of $12.375 per share (equivalent to a conversion rate of approximately 80.81 shares per $1,000 principal amount of Convertible Debentures), subject to adjustment in certain events. During the fourth quarter of 1994, the Company made an offer (the "Tender Offer") to convert the entire $98.9 million in aggregate principal amount of the Company's Convertible Debentures into shares of Common Stock at a conversion rate of approximately 256 shares of Common Stock for each $1,000 principal amount of Convertible Debentures. On December 22, 1994, the Company announced the completion of the Tender Offer with approximately $89.0 million, or 90.0%, of the $98.9 million issue being tendered and converted into 22.8 million shares resulting in a $41.9 million extraordinary gain in the accompanying Consolidated Statement of Operations for the year ended December 31, 1994.

  Other

     Under the most restrictive provisions of all its debt agreements, the Company may not incur additional indebtedness, is limited on the payment of dividends on its Common Stock, and may not enter into certain mergers, or acquire or dispose of any assets (except in the ordinary course of business). Covenants under the Revolving Credit Facility restrict the Company's ability to prepay the Convertible Debentures. The Revolving Credit Facility is subject to financial covenants, including maintenance of a minimum net worth and an agreed ratio of cash flow to interest expense. The Revolving Credit Facility also limits the Company's capital expenditures. At December 31, 1996, the Company was in compliance with all covenants.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     During March 1994, the Company ordered 151 new buses from MCII for an aggregate cost of $34.8 million. The Company took delivery of all of the new buses as of September 30, 1994. As delivery was taken, the new buses were 90% financed through a ten-year installment note with Motor Coach Industries ("MCI"), which is secured by the purchased buses and which bears interest at a rate of prime plus 1.5 percent. MCI subsequently transferred the financing for 50 of the buses to another lender and assigned the financing on the remaining 101 buses to MCI Acceptance Corp. ("MCIAC"), a wholly owned subsidiary of MCII. In connection with the Rights Offering (see Note 17), the Company made a prepayment on the amount owed to MCIAC of $12.9 million during February 1995 (see Note 19).

     During 1993, the Company executed three interest rate swap agreements whereby fixed interest rates were swapped for variable interest rates. The purpose of these agreements was to hedge the interest rates related to the Company's Senior Notes and the Convertible Debentures. The five-year swap transactions totaled $150.0 million, and a deposit of $10.0 million was provided to secure the transaction. When the Company entered into a previous bank credit facility in December 1993, the deposit was returned to the Company. The net interest expense during 1995 and 1996 resulting from the interest rate swap agreements was $0.7 million and $1.5 million, respectively. During January 1994, the Company terminated a $75.0 million interest rate swap agreement. The gain resulting from the termination was $1.6 million and is being recognized evenly over the remaining term of the five-year agreement.

     The Company amended its two remaining interest rate swap agreements during October 1994, to lock in the future payments under the agreements until maturity in July 1998. The net result of the amendments is to ensure that these swaps will not be subject to interest rate risk. Consequently, should interest rates increase, the Company's payments under the agreements will not be adversely affected. Conversely, should interest rates decline, the Company would not receive any benefit. Under the amendments, the Company will be required to pay $4.1 million in total from December 31, 1996, through the remaining term of the five-year agreements. The Company has collateralized its payment obligations under the terminated agreements with a $1.1 million letter of credit and liens on six parcels of Company-owned real property. In January 1997, liens on the real property began to be released, and in January, 1998, all real estate collateral will be fully released.

     At December 31, 1996, maturities of long-term debt for the next five fiscal years ending December 31 and all years thereafter, are as follows (in thousands):

1997........................................................  $ 11,662
1998........................................................    21,139
1999........................................................    31,578
2000........................................................    57,488
2001........................................................    47,281
2002 and thereafter.........................................    35,095
                                                              --------
                                                              $204,243
                                                              ========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

13. INCOME TAXES

  Income Tax Provision

     The income tax provision consisted of the following (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             1994       1995     1996
                                                            -------     ----     ----
Current
  Federal.................................................  $    --     $312     $--
  State...................................................     (138)      62      62
                                                            -------     ----     ---
          Total current...................................     (138)     374      62
                                                            -------     ----     ---
Deferred
  Federal.................................................   17,000       --      --
  State...................................................       --       --      --
                                                            -------     ----     ---
          Total deferred..................................   17,000       --      --
                                                            -------     ----     ---
          Income tax provision............................  $16,862     $374     $62
                                                            =======     ====     ===

  Effective Tax Rate

     The differences, expressed as a percentage of income before taxes and extraordinary items, between the statutory and effective federal income tax rates are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1994       1995       1996
                                                          -----      -----      -----
Statutory tax rate......................................  (34.0)%    (34.0)%    (34.0)%
Dividends received deduction............................     --       (0.1)      (0.5)
Non-compliance fees.....................................    0.1        0.3       (0.3)
State income taxes......................................   (0.1)       0.4        1.0
Unrecognized current year benefit.......................   33.8       32.4       31.0
Reversal of recognition of deferred tax assets..........   17.2         --         --
Other...................................................     --        3.1        3.8
                                                          -----      -----      -----
  Effective tax rate....................................   17.0%       2.1%       1.0%
                                                          =====      =====      =====

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

  Deferred Tax Assets

     Significant components of deferred income taxes at December 31, 1995 and 1996, were as follows (in thousands):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1995         1996
                                                              --------     --------
Deferred Tax Assets
  Federal and state NOL carryforwards.......................  $ 23,556     $ 30,624
  Reserve for injuries and damages..........................    19,447       17,840
  Book over tax depreciation and amortization...............     1,621        1,358
  Other accrued expenses and reserves.......................     5,838        5,487
  Other deferred tax assets.................................       666          358
                                                              --------     --------
          Total deferred tax assets.........................    51,128       55,667
                                                              --------     --------
Deferred Tax Liabilities
  Tax over book depreciation and amortization...............    10,583       12,131
  Pension cost for tax purposes in excess of books..........     7,491        8,322
  Other deferred tax liabilities............................       192          245
                                                              --------     --------
          Total deferred tax liabilities....................    18,266       20,698
                                                              --------     --------
Net deferred tax assets.....................................    32,862       34,969
Valuation allowance.........................................   (32,862)     (34,969)
                                                              --------     --------
          Deferred tax assets, net of valuation allowance...  $     --     $     --
                                                              ========     ========

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

     Future use of the deferred tax asset would normally reflect the recognition of tax expense and an equal benefit due to the reversal of the reduction of the valuation allowance, resulting in no net impact to the Company's net earnings. However, $4.9 million of the deferred tax asset arose prior to the fresh start date and, as a result, the reversal of the related valuation allowance will be used to increase capital in excess of par, rather than reduce tax expense.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

  Availability and Amount of NOL's

     The Financial Restructuring resulted in an ownership change, as defined under Section 382 of the Internal Revenue Code (the "Code"). The provisions of the Code, as they apply to the Company, require that an annual limitation be placed on the amount of net operating loss ("NOL") carryforwards which may be utilized. Consequently, the Company's NOL carryforwards from 1994 are now subject to an annual limitation of $2.1 million. Any unused portion of the current annual limitation may be carried forward to the following year. The Company incurred a taxable loss in 1995 of $29.8 million, and estimates a 1996 taxable loss of $17.2 million. Neither the 1995 nor 1996 loss is subject to limitation under Section 382. The Company will also carry forward the unused 1995 and 1996 annual limitation of $2.1 million from the 1994 NOL carryforward. As a result, the Company will carryforward available NOL's of $78.5 million, $27.3 million of which is subject to the annual $2.1 million limitation. The NOL carryforwards expire as follows (in thousands):

2006........................................................  $ 1,100
2007........................................................    2,900
2008........................................................    9,800
2009........................................................   17,700
2010........................................................   29,800
2011........................................................   17,200
                                                              -------
                                                              $78,500
                                                              =======

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

     For cash and cash equivalents, accounts receivable, and the revolving bank loans, the carrying amounts reported in the Consolidated Statements of Financial Position approximate fair value. The fair values of the interest rate swaps, short-term deposits and long-term insurance deposits are based upon quoted market prices at December 31, 1995 and 1996, where available. For the portion of short-term deposits and long-term insurance and security deposits where no quoted market price is available, the carrying amounts are believed to approximate fair value. For the other secured indebtedness, real estate mortgages, note payable and other long-term debt, the fair values are estimated using discounted cash flow analysis, based upon the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Senior Notes and the Convertible Debentures were based upon quoted market prices at December 31, 1995 and 1996.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 and 1996, are as follows (in thousands):

                                           DECEMBER 31, 1995       DECEMBER 31, 1996
                                         ---------------------   ---------------------
                                         CARRYING      FAIR      CARRYING      FAIR
                                          AMOUNT       VALUE      AMOUNT       VALUE
                                         ---------   ---------   ---------   ---------
Other current assets
  Deposits on insurance................  $   7,505       7,505   $   7,090   $   7,090
  Deposits on business combinations....         --          --         900         900
Insurance and security deposits
  Insurance deposits...................     41,713      41,713      40,481      40,481
  Security deposits....................     34,679      34,679      35,314      35,314
Long-term debt
  Interest rate swaps..................       (666)     (5,346)       (857)     (3,929)
  Real estate mortgages................     (2,066)     (1,333)     (1,685)     (1,074)
  Note payable.........................    (15,588)    (10,981)    (13,452)    (10,096)
  Senior Notes.........................   (135,561)   (141,980)   (138,679)   (146,946)
  Convertible Debentures...............     (9,804)     (9,118)     (9,804)     (9,730)
  Other long-term debt.................       (417)       (417)       (354)       (354)

15. LEASE COMMITMENTS

     The Company leases buses and terminals from various parties pursuant to capital and operating leases expiring at various dates through 2065.

     At December 31, 1996, scheduled future minimum payments for the next five fiscal years ending December 31, under the capital leases and noncancelable operating leases are as follows (in thousands):

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
1997........................................................  $ 6,710    $ 43,457
1998........................................................    6,698      37,261
1999........................................................    6,652      34,530
2000........................................................    7,003      31,987
2001........................................................    3,513      31,475
Thereafter..................................................   10,112     105,538
                                                              -------    --------
          Total minimum lease payments......................   40,688    $284,248
                                                                         ========
     Amounts representing interest..........................   11,084
                                                              -------
          Present value of minimum lease payments...........  $29,604
                                                              =======

     For the years ended December 31, 1994, 1995 and 1996, rental expenses for operating leases (net of sublease rental income of approximately $1.7 million, $1.9 million and $2.2 million, respectively) amounted to $48.0 million, $47.8 million, and $52.4 million, respectively. Rental expenses for bus operating leases, excluding casual rents and other short term leases during peak periods, amounted to $27.5 million in 1996 and are scheduled at $31.5 million for 1997.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

16. STOCK OPTION PLANS

     The Company's five stock option plans have authorized the grant of options to employees and outside directors for up to 7,939,446 shares of the Company's Common Stock. All options granted have five to 10 year terms and vest over a three to four year period of continued employment or service on the Company's board of directors.

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. However, pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk-free interest rates of 6.0% and 7.0%; dividend yield of zero; volatility factor of the expected market price of the Company's Common Stock of 0.35; and a weighted-average expected life of the options of 5.7 years.

     The Black-Scholes option valuation model (the "Black-Scholes Model") was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and earnings per share would have been reduced to the following:

                                                                1995       1996
                                                              --------    -------
Pro forma net loss..........................................  $(19,379)   $(8,647)
Pro forma earnings per share................................  $  (0.35)   $ (0.15)

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                        OPTIONS OUTSTANDING
                                         SHARES     ----------------------------    WEIGHTED AVERAGE
                                       AVAILABLE                    EXERCISE       PER SHARE VALUE OF
                                       FOR GRANT      SHARES     PRICE PER SHARE   OPTIONS GRANTED (1)
                                       ----------   ----------   ---------------   -------------------
Balance, December 31, 1993...........   1,381,136    2,070,245    $9.81-$20.63
  New shares authorized..............      20,000           --              --
  Options granted....................  (1,380,700)   1,380,700    $2.06-$10.50              N/A(2)
  Options exercised..................          --       (1,370)          $9.81
  Terminated or canceled.............   1,537,324   (1,537,324)   $2.84-$20.63
                                       ----------   ----------
Balance, December 31, 1994...........   1,557,760    1,912,251    $2.06-$20.63
  New shares authorized..............   4,365,810           --              --
  Options granted....................  (3,892,186)   3,892,186     $1.66-$4.19            $1.16
  Options exercised..................          --       (9,400)          $2.84
  Terminated or canceled.............     673,650     (683,650)   $1.66-$20.63
                                       ----------   ----------
Balance, December 31, 1995...........   2,705,034    5,111,387    $1.66-$20.63
  New shares authorized..............          --           --              --
  Options granted....................  (1,352,000)   1,352,000        $0-$4.25            $1.52
  Options exercised..................          --     (100,450)    $1.66-$3.09
  Terminated or canceled.............     418,000     (418,000)   $1.66-$20.63
                                       ----------   ----------
Balance, December 31, 1996...........   1,771,034    5,944,937       $0-$20.63
                                       ==========   ==========

---------------

(1) Value determined as of date of issue using the Black-Scholes Model and the stated assumptions.

(2) SFAS 123 does not require any options granted before January 1, 1995 to be valued.

     The table below details the Company's options outstanding by related option exercise price.

    OPTIONS                 RANGE OF
  OUTSTANDING            EXERCISE PRICE
  -----------            --------------
   2,523,366             $    0 -  3.00
   3,176,020               3.09 -  5.44
     245,551              9.81 - 20.625
   ---------
   5,944,937
   =========

     Of the options outstanding at year-end, 2,150,515 were exercisable at December 31, 1996.

17. STOCKHOLDERS' EQUITY

     An amendment to the Company's Certificate of Incorporation was approved at a special meeting of stockholders on December 21, 1994. The amendment increases the number of shares of Common Stock of the Company authorized for issuance from 50,000,000 shares to 100,000,000 shares. The amendment was sought principally to permit the consummation of the Financial Restructuring of the Company involving an offer (the "Tender Offer") to convert the Company's Convertible Debentures, into Common Stock of the Company at an increased conversion rate and offer (the "Rights Offering") pursuant to which the existing holders of Common Stock had the right to subscribe for and purchase, in the aggregate, $35.0 million of Common Stock, as well as to provide for future flexibility to take advantage of business or financial opportunities.

     On December 22, 1994, the Company announced the completion of the Tender Offer for its Convertible Debentures with $89.0 million, or 90.0%, of the outstanding Convertible Debentures being tendered and converted into approximately 22.8 million shares of the Company's Common Stock. At December 31, 1994, the Rights Offering for approximately 16.3 million shares of Common Stock was fully committed and

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

$19.9 million of the related proceeds had been received. The Company received the balance of the proceeds of the Rights Offering in January 1995. In connection with the Financial Restructuring, the Company incurred approximately $6.8 million in professional fees and prepaid $12.9 million in debt owed to MCIAC (see Note 19).

     The Company is authorized to issue 10,000,000 shares of $.01 par value preferred stock. The Board of Directors may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. During 1994, the Company designated 500,000 shares of preferred stock as "Series A" junior preferred stock in connection with the stockholders rights plan discussed below. No preferred stock had been issued as of December 31, 1996.

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

     In October 1995, the Company completed a sale of 10,004,144 shares of Common Stock. Four million shares were sold by the Company and 6,004,144 shares were sold by Motor Coach Industries Limited, a selling stockholder. The Company did not receive any portion of the proceeds from the sale of shares of Common Stock by the selling stockholder.

     Net proceeds to the Company from the sale of the 4,000,000 shares of Common Stock offered by the Company were $15.4 million. The Company used $9.7 million of the net proceeds it received for the Senior Note Repurchase. The purchase price for the Senior Notes was based on arm's-length negotiations. The Company used the remaining net proceeds from the sale of the Common Stock for general corporate purposes.

18. COMMITMENTS AND CONTINGENCIES

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

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

Incorporated as defendants. Messrs. Lee, Lynch and Taff were subsequently dismissed from the case by the plaintiffs. In September 1995, the various defendants filed motions to dismiss plaintiffs' complaints. In October 1995, plaintiffs filed a motion seeking to certify the class of plaintiffs.

     On October 3, 1996, the Court ruled in favor of the Company and all other defendants, granting defendants' motions to dismiss. Pursuant to the Court's order, the complaints were dismissed, with leave granted to the plaintiffs to refile amended complaints within 20 days thereafter. On October 23, 1996, an amended complaint was tendered to the Court. All seven class representatives involved in the prior complaints were dropped from the case. A new purported class plaintiff, John Clarkson, was named and a motion was filed seeking leave to permit Mr. Clarkson to intervene as the new class representative. The amended complaint alleges a class period of May 4, 1993 to October 26, 1993 and has been brought only on behalf of holders of Common Stock. The amended complaint names the same defendants involved in the dismissed cases (the Company, Messrs. Schmieder, Doyle, Duty and Seaquist and Smith Barney Incorporated); no new defendants were added and none were dropped. In December 1996, the defendants filed responses to plaintiff's motion for intervention. In January 1997, the plaintiff filed a reply brief. Therefore, all briefing regarding the intervention has been completed. The Court has advised the parties that no responsive pleading need be filed to the amended complaint until such time as the Court rules on the motion for intervention filed by Mr. Clarkson.

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

     In May 1995, a lawsuit was filed on behalf of two individuals, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit seeks unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Ohio, was styled James Illius and Teodore J. Krawec v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 1-95-CV-1140. The defendants filed a motion to transfer venue seeking to have the case transferred to the Northern District of Texas where the class action litigation was pending. In September 1995, the defendants' motion was granted, and the matter was transferred and was consolidated into the class action litigation described above.

     On October 29, 1996, a purported class action lawsuit was brought by a purported holder of Common Stock against the Company, certain of its former officers and directors and Smith Barney and Morgan Stanley & Company, Inc. The suit seeks unspecified damages for alleged federal and Texas state securities laws violations in connection with a Common Stock offering made by the Company in May 1993. The suit, filed in the 44th Judicial District Court of Dallas County, Texas, is styled John Clarkson v. Greyhound Lines, Inc., Frank Schmieder, J. Michael Doyle, Robert R. Duty, Don T. Seaquist, Smith Barney, Inc. and Morgan Stanley & Company, Inc., Case No. 96-11329-B. Plaintiff, John Clarkson, is the same individual who seeks to intervene in the Federal Court litigation described above, and the same law firms have appeared for the plaintiff in both cases. On December 20, 1996, the defendants filed their answers to the lawsuit and pleas in abatement asking the Court to stay all proceedings pending resolution of the federal intervention motion and

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
federal class action lawsuit. The defendants have also filed motions to quash and motions for protective order in response to plaintiff's requests for production of documents. On February 28, 1997, the suit was transferred to a different judge in the 68th Judicial District Court in Dallas.

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

     In January 1995, the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its former officers, directors and employees and other persons. The Commission's Order of Investigation (the "Order of Investigation") states that the Commission is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the Commission has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the Commission has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. In September 1995, the Commission served a document subpoena on the Company requiring the production of documents, most of which the Company voluntarily produced to the Commission in late 1994. The Company has fully cooperated with the Commission's investigation of these matters. The Company has had no contact with the Commission in connection with the investigation since January 1996. The probable outcome of this investigation cannot be predicted at this stage in the proceeding.

INSURANCE COVERAGE

     The STB has granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the Company is required to maintain a tangible net worth of $10.0 million (as of December 31, 1996, the Company's tangible net worth was $119.9 million) and to maintain a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. Subsequent to the self-insurance grant by the STB, 38 states granted the Company the authority to self-insure its intrastate automobile liability exposure. The Company maintains comprehensive automobile liability and general liability insurance to insure its assets and operations subject to a $1.5 million self-insured retention per occurrence. The Company also maintains property insurance subject to a $0.1 million deductible per occurrence, and maintains workers compensation insurance, subject to a $1.0 million deductible per occurrence.

     Insurance coverage and risk management expense are key components of the Company's cost structure. The loss of self-insurance authority from the STB or a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a materially adverse effect on the Company's financial condition.

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted by Company personnel, 78 locations have been identified as sites

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
requiring potential clean-up and/or remediation as of December 31, 1996. The Company has estimated the clean-up and/or remediation costs of these sites to be $3.8 million of which approximately $0.5 million is indemnifiable by the predecessor owner of Greyhound's domestic bus operations now known as Viad Corp. The Company has no reason to believe that Viad Corp will not fulfill its indemnification obligations to the Company. However, if Viad Corp does not fulfill such obligations, the Company could have liability with respect to those matters. Additionally, the Company has a potential liability with respect to two Superfund sites where the Company and other parties face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of the minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a total environmental reserve of $3.5 million, at December 31, 1996, a portion of which has also been recorded as a receivable from Viad Corp for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. Management believes that adequate accruals have been made related to all known environmental matters.

     At December 31, 1996, clean-up and/or remediation costs under the plan are as follows (in thousands):

1997........................................................  $1,403
1998........................................................   1,065
1999........................................................     673
2000........................................................     424
Thereafter..................................................     185
                                                              ------
          Total environmental expenditures..................   3,750
                                                              ------
Amounts representing interest...............................     281
                                                              ------
Reserve for environmental expenditures......................  $3,469
                                                              ======

POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

     The Company maintains five defined benefit pension plans, the most significant of which (the "ATU Plan") covers approximately 16,500 current and former employees, fewer than 1,300 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and, as a result, over 80% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial table that closely matches the actual experience related to the existing participant population. As a result of legislation enacted in 1994 by the United States Congress, the Company may be required to begin measuring its funding obligation under the ATU Plan utilizing an actuarial table prescribed by such legislation. If so required, the Company currently estimates, based on assumed rates of return on the ATU Plan's investments, that it would be required to begin making contributions to the ATU Plan beginning no earlier than 1998 in an aggregate amount over the next five years ranging from approximately $6.0 million to approximately $30.0 million. If the ATU Plan is unable to attain such assumed rates of return, such contributions could be higher. Although the Company is exploring whether it may be able to obtain relief from this requirement, there is no assurance that the Company will be able to obtain such relief, that the ATU Plan will be able to obtain the assumed rates of return or that contributions to the ATU Plan will not be significant.

OTHER LEGAL PROCEEDINGS

     In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment-related claims. Although these lawsuits involve a variety of different facts and theories of

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the self-retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would materially exceed the amounts recorded.

19. RELATED PARTY TRANSACTIONS

  Motor Coach Industries International, Inc.

     In connection with the Rights Offering, Transportation Manufacturing Operations, Inc. ("TMO"), a wholly owned subsidiary of MCII, agreed to act as a standby purchaser. MCI, a subsidiary of TMO, is the Company's principal supplier of new motor coaches. TMO assigned its standby purchase obligations to Motor Coach Industries Limited, which purchased 6,004,144 shares in the Rights Offering in January 1995, thus becoming a beneficial owner of greater than 5% of the Company's Common Stock. This stock was sold, in its entirety, in October 1995.

     As an inducement to serve as a standby purchaser, the Company paid TMO fees of approximately $524,000. In addition, the Company extended the term of the Bus Purchase Requirements Agreement dated March 18, 1987 between the Company, MCI and Transit Bus International, Inc., which also is a subsidiary of MCII, from March 18, 1997 to March 18, 1998. The Company must purchase at least 75% of its new bus requirements pursuant to that agreement. The Company also agreed to prepay debt owed to MCI Acceptance Corp. ("MCIAC"), a wholly owned subsidiary of MCII. This pre-payment, in the amount of $12.9 million, was made in February 1995.

     The Company's President and Chief Executive Officer, Craig R. Lentzsch, previously served as Executive Vice President and Chief Financial Officer of MCII where he had been employed from 1992 to November 1994.

  Universal Coach Parts, Inc.

     Universal Coach Parts, Inc. ("UCP") is a nationwide distributor of service parts and since December 1992 has provided inventory and inventory management services for the Company. UCP is also a wholly owned subsidiary of MCII. For the years ended December 31, 1994, 1995 and 1996, the Company paid $11.5 million, $15.2 million, and $15.0 million, respectively, to UCP for the purchase of inventory and inventory management services. Additionally, at December 31, 1995 and 1996, the Company included in its Consolidated Statements of Financial Position net amounts payable to UCP of $1.4 million and $1.3 million, respectively.

  Connor, Clark & Company, Ltd.

     Connor, Clark & Company, Ltd. ("Connor Clark"), formerly the Company's largest shareholder, agreed to act as a standby purchaser in the Rights Offering with respect to up to 650,000 shares, all of which were purchased by it upon the conclusion of the Rights Offering. As an inducement to serve as a standby purchaser, the Company paid Connor Clark fees of approximately $84,000.

     Connor Clark and certain of its affiliates tendered an aggregate of $1,338,000 principal amount of Convertible Debentures in the Tender Offer on the same basis as the other holders of the Convertible Debentures.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     Herbert Abramson, Director and Vice President of Connor Clark, served on the Company's Board of Directors from September 21, 1994 until his resignation on October 26, 1995.

  Snyder Capital Management, Inc.

     In connection with the Rights Offering, Snyder Capital Management, Inc., on behalf of 49 accounts managed by it (the "SCM Accounts"), committed to oversubscribe for up to an aggregate of 2,181,977 shares in the Rights Offering.

     In consideration for the committed oversubscription, the Company paid each SCM Account fees of approximately $282,000.

  Put/Call Agreement with Certain Shareholder

     In June 1995, the Company entered into a Put/Call agreement with a certain shareholder in which the shareholder was to purchase, on the market, up to $15.0 million face amount of the Company's Senior Notes. In December 1995, the Company exercised its option to purchase the $10.7 million aggregate principal of its Senior Notes held by the shareholder for the purchase price of $9.7 million, as specified under the terms of the agreement. The completion of this transaction satisfied each party's obligations under the agreement, and it has been terminated.

  Frederick F. Richards

     Frederick F. Richards has been engaged by the Company as an independent management consultant on an at-will basis since November 1994, supplying consulting services to the Company on a variety of operational and technology issues. Mr. Richards received $160,000 and $180,000 for these services in 1995 and 1996, respectively, from the Company. Mr. Richards is the son-in-law of A.
A. Meitz, a director of the Company since November 21, 1995.

20. SUBSEQUENT EVENT (UNAUDITED)

     Subsequent to December 31, 1996, the Company signed a definitive agreement to acquire all the stock of ASI Associates, Inc. (Carolina Trailways), a regional bus company serving the mid-Atlantic. The purchase price will be $20.3 million and will be paid in cash or a combination of cash and Common Stock. The transaction will require approval of the STB. The purchase will be accounted for using the purchase method of accounting.

     The Company is currently in the process of offering $150.0 million of senior notes due 2007 and 2.4 million shares of convertible exchangeable preferred stock, with an aggregate liquidation preference of $60.0 million (the "Offerings"). The Company plans to use the net proceeds from the Offerings to
(i) retire the Company's Senior Notes and interest rate swap agreements; (ii) fund the acquisition of Carolina Trailways; and (iii) acquire four bus terminals (currently leased by the Company). The remaining proceeds will be used to repay borrowings under the Revolving Credit Facility.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years ended December 31, 1995 and 1996 are as follows (in thousands, except per share amounts):

                                                      FIRST      SECOND     THIRD      FOURTH
           YEAR ENDED DECEMBER 31, 1995              QUARTER    QUARTER    QUARTER    QUARTER
           ----------------------------              --------   --------   --------   --------
Operating revenues.................................  $131,513   $161,035   $198,587   $165,986
Operating expenses.................................   143,360    163,879    176,623    163,896
                                                     --------   --------   --------   --------
Operating income (loss)............................   (11,847)    (2,844)    21,964      2,090
Interest expense...................................     6,868      7,013      6,606      6,320
Income tax provision...............................         2         26         25        321
                                                     --------   --------   --------   --------
Net income (loss)..................................  $(18,717)  $ (9,883)  $ 15,333   $ (4,551)
                                                     ========   ========   ========   ========
Net income (loss) per share of Common Stock:
  Primary..........................................  $  (0.36)  $  (0.18)  $   0.27   $  (0.08)
                                                     ========   ========   ========   ========
  Fully diluted....................................  $  (0.36)  $  (0.18)  $   0.27   $  (0.08)
                                                     ========   ========   ========   ========

                                                      FIRST      SECOND     THIRD      FOURTH
           YEAR ENDED DECEMBER 31, 1996              QUARTER    QUARTER    QUARTER    QUARTER
           ----------------------------              --------   --------   --------   --------
Operating revenues.................................  $141,643   $172,256   $208,046   $178,913
Operating expenses.................................   156,499    171,104    181,659    170,792
                                                     --------   --------   --------   --------
Operating income (loss)............................   (14,856)     1,152     26,387      8,121
Interest expense...................................     6,626      6,637      6,955      7,128
Income tax provision (benefit).....................        63         48         34        (83)
                                                     --------   --------   --------   --------
Net income (loss)..................................  $(21,545)  $ (5,533)  $ 19,398   $  1,076
                                                     ========   ========   ========   ========
Net income (loss) per share of Common Stock:
  Primary..........................................  $  (0.37)  $  (0.10)  $   0.33   $   0.02
                                                     ========   ========   ========   ========
  Fully diluted....................................  $  (0.37)  $  (0.10)  $   0.33   $   0.02
                                                     ========   ========   ========   ========

                                                                     SCHEDULE II

                   GREYHOUND LINES, INC. AND SUBSIDIARIES(a)
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                   ADDITIONS    ADDITIONS
                                      BALANCE AT   CHARGED TO   CHARGED TO                      BALANCE
                                      BEGINNING    COSTS AND      OTHER                          AT END
           CLASSIFICATION             OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS        OF PERIOD
           --------------             ----------   ----------   ----------   ----------        ----------
December 31, 1994:
  Allowance for Doubtful Accounts...   $   707      $   926      $    --      $   (793)(b)      $   840
  Inventory Reserves................        --           61           --            --               61
  Accumulated Amortization of
     Intangible Assets..............     5,533        4,777           --          (666)(c)(e)     9,644
  Reserves for Injuries and
     Damages........................    41,770       66,355           --       (35,782)(d)       72,343
                                       -------      -------      -------      --------          -------
       Total Reserves and
          Allowances................   $48,010      $72,119      $    --      $(37,241)         $82,888
                                       =======      =======      =======      ========          =======
December 31, 1995:
  Allowance for Doubtful Accounts...   $   840      $   975      $(1,011)     $   (587)(b)      $   217
  Inventory Reserves................        61           48           --            --              109
  Accumulated Amortization of
     Intangible Assets..............     9,644        5,790         (533)           --           14,901
  Reserves for Injuries and
     Damages........................    72,343       33,788           --       (40,470)(d)       65,661
                                       -------      -------      -------      --------          -------
       Total Reserves and
          Allowances................   $82,888      $40,601      $(1,544)     $(41,057)         $80,888
                                       =======      =======      =======      ========          =======
December 31, 1996:
  Allowance for Doubtful Accounts...   $   217      $   585      $  (155)     $   (406)(b)      $   241
  Inventory Reserves................       109          (14)          --            --               95
  Accumulated Amortization of
     Intangible Assets..............    14,901        5,613           --        (1,409)(c)       19,105
  Reserves for Injuries and
     Damages........................    65,661       23,443           --       (29,141)(d)       59,963
                                       -------      -------      -------      --------          -------
       Total Reserves and
          Allowances................   $80,888      $29,627      $  (155)     $(30,956)         $79,404
                                       =======      =======      =======      ========          =======

---------------

(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b) Write-off of uncollectible receivables net of recovery of bad debt.

(c) Write-off of other assets and deferred costs.

(d) Payments of settled claims.

(e) Write-off of software.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of March 7, 1997. All executive officers hold office at the pleasure of the Board of Directors.

               NAME                 AGE                         OFFICE
               ----                 ---                         ------
Craig R. Lentzsch.................        President, Chief Executive Officer and Director
                                    48    (Class I)
Jack W. Haugsland.................        Executive Vice President and Chief Operating
                                    57    Officer
Steven L. Korby...................        Executive Vice President and Chief Financial
                                    51    Officer
J. Floyd Holland..................  61    Senior Vice President -- Operations
Thomas G. Plaskett................  53    Chairman of the Board and Director (Class I)
Richard J. Caley..................  70    Director (Class III)
Linda Chavez......................  49    Director (Class III)
A. A. Meitz.......................  59    Director (Class III)
Frank L. Nageotte.................  70    Director (Class I)
Alfred E. Osborne, Jr.............  52    Director (Class II)
Stephen M. Peck...................  62    Director (Class II)
Ernest P. Werlin..................  52    Director (Class II)

     Craig R. Lentzsch was elected to the Board of Directors on August 26, 1994. Effective November 15, 1994, Mr. Lentzsch became President and Chief Executive Officer of the Company. Mr. Lentzsch also served as Chief Financial Officer of the Company from November 22, 1994 to April 10, 1995. Mr. Lentzsch previously served as Executive Vice President and Chief Financial Officer of Motor Coach Industries International, Inc. where he had been employed from 1992 to 1994; as President and Chief Executive Officer of Continental Asset Services, Inc. from 1991 to 1992; as a private consultant to, and investor in, Storehouse, Inc. from 1983 to 1991 and Communications Partners, Ltd. from 1989 to 1991; as Vice Chairman, Executive Vice President and a Director of the Company from March 1987 to December 1989; and as Co-founder and President of BusLease, Inc. from 1980 to 1989. Mr. Lentzsch also serves as a director of Hastings Entertainment, Inc. and Enginetech, Inc.

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

     Steven L. Korby joined the Company as Executive Vice President and Chief Financial Officer effective April 13, 1995. From April 13, 1995 to May 23,1996, Mr. Korby also served as Treasurer for the Company. Prior to joining the Company, Mr. Korby was President of Armstrong Capital Corporation from 1994 to 1995 and served as Executive Vice President, Chief Financial Officer and Chief Technology Officer of Neodata Corporation and its predecessors from 1983 to 1993.

     J. Floyd Holland has served as Senior Vice President -- Operations since September 1994 and is responsible for equipment maintenance, engineering, driver and bus operations and customer service. From October 1992 to September 1994, he served as Vice President -- Maintenance of the Company. From July 1987 to September 1992, he was Vice President -- Fleet Operations and was responsible for fleet planning and allocation. From October 1979 to July 1987, Mr. Holland served as Vice President of Operations and Transportation of Trailways. Mr. Holland held various management positions with predecessor companies since he began employment in 1958 with Trailways Lines, Inc. Mr. Holland has been a member of the Board of Directors and Executive Committee of the National Bus Traffic Association since 1991.

     Thomas G. Plaskett was elected to the Board of Directors on May 10, 1994. From August 9, 1994, to November 14, 1994, Mr. Plaskett served as Interim President and Chief Executive Officer of the Company, and from October 19, 1994 to November 22, 1994, served as Acting Chief Financial Officer of the Company. On February 27, 1995, Mr. Plaskett was elected as the Company's Chairman of the Board. Since 1991, Mr. Plaskett has served as Managing Director of Fox Run Capital Associates, a privately held advisory firm. On September 16, 1996, Mr. Plaskett was elected Chairman of the Board of Neostar Retail Group, which filed for bankruptcy in September 1996 and is in the process of being liquidated. Previously, Mr. Plaskett served as President and Chief Executive Officer of Pan Am Corporation from 1988 to 1991 and as President and Chief Executive Officer of Continental Airlines from 1986 to 1987. Mr. Plaskett also serves as a director of Tandy Corporation, Neostar Retail Group, Probex Corporation and Smart and Final, Inc.

     Richard J. Caley was appointed a Director of the Company on October 31, 1991. From 1978 to 1982, Mr. Caley served as President of Wilson Sporting Goods Co., a division of PepsiCo Inc. From 1971 to 1978, Mr. Caley served as President of the PepsiCo Transportation Division and Chairman of the Board and Chief Executive Officer of North American Van Lines. Mr. Caley retired in 1982, although from May 15, 1989, to November 15, 1989, Mr. Caley served as President, Chief Operating Officer and Director of HEM Pharmaceuticals.

     Linda Chavez was elected to the Board of Directors on November 21, 1995. Ms. Chavez has been President of the Center for Equal Opportunity since 1995. From 1988 to 1995, Ms. Chavez was a Senior Fellow at the Manhattan Institute for Policy Research. Ms. Chavez, a political commentator, writes a syndicated newspaper column and has contributed articles to USA Today, The Wall Street Journal, The New Republic and the Washington Post. Ms. Chavez has appeared on The McLaughlin Group and NewsHour with Jim Lehrer. In 1985, Ms. Chavez was appointed Director of the Office of Public Liaison for the White House and from 1983 to 1985 was Director of the U.S. Commission on Civil Rights.

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

     Alfred E. Osborne, Jr. was elected to the Board of Directors on May 10, 1994. Since 1987, Dr. Osborne has served as Director of the Harold Price Center for Entrepreneurial Studies Center and Associate Professor of Business Economics in the John E. Anderson Graduate School of Management at the University of California at Los Angeles. Dr. Osborne formerly served as Director of the MBA Program, Assistant Dean and Associate Dean at UCLA. Dr. Osborne is also an independent general partner of Technology Funding Venture Partners V, a trustee of the Sierra Trust Funds, and a director of Nordstrom, Inc., SEDA Specialty Packaging Corporation, The Times Mirror Company and United States Filter Corporation.

     Stephen M. Peck was elected to the Board of Directors on May 31, 1995. Mr. Peck is currently a money manager at Gilder, Gagnon, Home & Co. From March 1989 to December 1994, Mr. Peck was a General Partner of SMP Associates, L.P., an investment partnership. Formerly he was a Managing and Special Partner of Weiss, Peck & Greer and participated in its founding in 1970. From 1986 to mid-1988 he served as Chief Investment Officer and a director of Reliance Insurance Company. From May 1985 to January 1988, Mr. Peck served as a director of Tiger International. He was elected a Governor of the New York Stock Exchange, Inc. in 1969, served as Vice Chairman of the Board of Governors from May 1971 to July 1972, and served as Chairman of its Surveillance Committee from December 1974 to May 1978. Mr. Peck served as a member of the Audit Committee of the City of New York from February 1979 to February 1981. Mr. Peck is currently Chairman of the Boards of Trustees of the Mount Sinai Hospital and School of Medicine, a member of the Board of Trustees of the Manhattan Institute for Policy Research, and a member of the Board of the Jewish Theological Seminary of America.

     Ernest P. Werlin was elected to the Board of Directors on May 31, 1995. Mr. Werlin is currently President of High View Capital. He also served as Co-Chairman of the Board of Jamesway Corporation from 1995 to November 1996. From 1992 to March 1995, Mr. Werlin was employed by Steinhardt Management. From April 1990 to 1992, Mr. Werlin was a private investor. From January 1989 to April 1990, Mr. Werlin was Managing Director of Stamford Capital. From August 1988 to December 1988, Mr. Werlin was an Associate Managing Director of Bear, Stearns & Company. He was employed by Morgan Stanley & Company from April 1980 to May 1988 as the Chairman of the Fixed Income New Product Development Committee and as Managing Director, Manager of Corporate Bond Trading desk and Special Situations. From April 1978 to April 1980, Mr. Werlin served as Co-Manager of the Corporate Bond Department of Donaldson, Lufkin & Jenrette. He also served as Senior Administrator to the President of Lehman Brothers from June 1976 to April 1978. Additionally, from July 1991 to June 1992, Mr. Werlin was a director of Todd Shipyards.

     There is no family relationship between any of the directors or nominees for director and executive officers of the Company.

SECTION 16(a) DELINQUENT FILER DISCLOSURE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners of the Company are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

     "Executive Compensation" in the definitive proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of the outstanding shares of Common Stock as of February 28, 1997 (except as otherwise noted below), held by persons believed by the Company to beneficially own more than 5% of the outstanding shares of the Common Stock, by directors of the Company, by the Chief Executive Officer and four other most highly compensated executive officers of the Company (the "Named Executive Officers") during 1996 and by all the directors, Named Executive Officers and executive officers of the Company as a group, and the percentage of the outstanding shares of Common Stock represented thereby. Except as otherwise noted below, each of the directors, Named Executive Officers, executive officers and 5% stockholders has sole voting and investment power with respect to all shares beneficially owned by them.

                                                                 AMOUNT
                      NAME AND ADDRESS                        BENEFICIALLY    PERCENT
                    OF BENEFICIAL OWNER                          OWNED        OF CLASS
                    -------------------                       ------------    --------
Snyder Capital Management, Inc..............................   8,747,001       15.0%
  350 California Street
  Suite 1460
  San Francisco, California 94104(a)

                                                                 AMOUNT
                                                              BENEFICIALLY    PERCENT
                  NAME OF BENEFICIAL OWNER                       OWNED        OF CLASS
                  ------------------------                    ------------    --------
Named Executive Officers and Directors(b):
  Thomas G. Plaskett........................................     110,666        *
  Richard J. Caley..........................................      62,023        *
  Linda Chavez..............................................       3,333        *
  Craig R. Lentzsch.........................................     739,109        1.3%
  A. A. Meitz...............................................       3,333        *
  Frank L. Nageotte.........................................      17,776        *
  Alfred E. Osborne, Jr.....................................      23,661        *
  Stephen M. Peck...........................................      58,066        *
  Ernest P. Werlin..........................................       6,666        *
  Jack W. Haugsland.........................................     183,333
  Steven L. Korby...........................................     145,000        *
  Bradley T. Harslem(c).....................................     140,000        *
  J. Floyd Holland..........................................     174,879        *
  All directors, Named Executive Officers and other
     executive officers of the Company as a group (26
     persons)(b)............................................   2,195,884        3.6%

---------------

 *  Less than 1%.

(a) The information is as of February 28, 1997 based on information reported to the Company by Snyder Capital Management, Inc. As of that date, Snyder Capital Management, Inc. reported that it had shared power to vote 526,262 shares, no voting power for 816,697 shares and shared power to dispose of 526,262 shares.

(b) The following table sets forth, as of February 28, 1997, the details of Common Stock deemed beneficially owned by each of the directors and Named Executive Officers of the Company and by all directors, Named Executive Officers and executive officers of the Company as a group:

                                                                     COMMON          COMMON
                                                                     STOCK           STOCK
                                                                  BENEFICIALLY      OPTIONS
                                                                     OWNED        EXERCISABLE       TOTAL
                                                                  ------------    ------------    ---------
    Thomas G. Plaskett..........................................         --          110,666        110,666
    Richard J. Caley............................................      5,000           57,023         62,023
    Linda Chavez................................................         --            3,333          3,333
    Craig R. Lentzsch...........................................     57,109          682,000        739,109
    A. A. Meitz.................................................         --            3,333          3,333
    Frank L. Nageotte(1)........................................     10,000            7,776         17,776
    Alfred E. Osborne, Jr.(1)...................................      6,328           17,333         23,661
    Stephen M. Peck.............................................     51,400            6,666         58,066
    Ernest P. Werlin............................................         --            6,666          6,666
    Jack W. Haugsland...........................................     20,000          163,333        183,333
    Steven L. Korby.............................................         --          145,000        145,000
    Bradley T. Harslem..........................................     12,500          127,500        140,000
    J. Floyd Holland(2).........................................      4,229          170,650        174,879
    All directors, Named Executive Officers and other executive
      officers of the Company as a group (26 persons)...........    176,155        2,019,729      2,195,884

---------------

       (1) Beneficial ownership of shares is disclaimed by the following named persons in the amounts indicated: Mr. Nageotte -- 10,000 shares; Dr. Osborne -- 3,164 shares.

       (2) The named person disclaims beneficial ownership of 2,120 shares currently held by the Greyhound Lines 401(k) trust.

(c) Mr. Harslem resigned as the Company's Senior Vice President -- Information Services and Chief Information Officer effective December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Motor Coach Industries International, Inc.

     In connection with a rights offering completed in January 1995, Transportation Manufacturing Operations, Inc. ("TMO"), a wholly owned subsidiary of MCII, agreed to act as a standby purchaser. Motor Coach Industries, Inc. ("MCI"), a subsidiary of TMO, is the Company's principal supplier of new motor coaches. TMO assigned its standby purchase obligations to Motor Coach Industries Limited, which purchased 6,004,144 shares in the rights offering in January 1995, thus becoming a beneficial owner of greater than 5% of Common Stock. This stock was sold, in its entirety, in October 1995.

     As an inducement to serve as a standby purchaser, the Company paid TMO fees of approximately $524,000. In addition, the Company extended the term of the Bus Purchase Requirements Agreement dated March 18, 1987 between the Company, MCI and Transit Bus International, Inc., which also is a subsidiary of MCII, from March 18, 1997 to March 18, 1998. The Company must purchase at least 75% of its new bus requirements, if any, pursuant to that agreement. The Company also agreed to prepay debt owed MCI Acceptance Corp. ("MCIAC"), a wholly owned subsidiary of MCII. This pre-payment in the amount of $12.9 million was made in February 1995.

     The Company's President and Chief Executive Officer, Craig R. Lentzsch, previously served as Executive Vice President and Chief Financial Officer of MCII where he had been employed from 1992 to November 1994.

  Universal Coach Parts, Inc.

     Universal Coach Parts, Inc. ("UCP") is a nationwide distributor of service parts and since December 1992 has provided inventory and inventory management services for the Company. UCP is also a wholly owned subsidiary of MCII. For the years ended December 31, 1994, 1995 and 1996, the Company paid $11.5 million, $15.2 million and $15.0 million, respectively, to UCP for the purchase of inventory and inventory management services. Additionally, at December 31, 1995 and 1996, the Company included in its Consolidated Statements of Financial Position, net amounts payable to UCP of $1.4 million and $1.3 million, respectively.

  Connor, Clark & Company, Ltd.

     Connor, Clark & Company, Ltd. ("Connor Clark"), formerly the Company's largest shareholder, agreed to act as a standby purchaser in the January 1995 rights offering with respect to up to 650,000 shares, all of which were purchased by it upon the conclusion of the Rights Offering. As an inducement to serve as a standby purchaser, the Company paid Connor Clark fees of approximately $84,000.

     Connor Clark and certain of its affiliates tendered an aggregate of $1,338,000 principal amount of Convertible Debentures in the financial restructuring completed in December 1994 on the same basis as the other holders of the Convertible Debentures.

     Herbert Abramson, Director and Vice President of Connor Clark, served on the Company's Board of Directors from September 21, 1994 until his resignation on October 26, 1995.

  Snyder Capital Management, Inc.

     In connection with the January 1995 rights offering, Snyder Capital Management, Inc., on behalf of 49 accounts managed by it (the "SCM Accounts"), committed to oversubscribe for up to an aggregate of 2,181,977 shares in the rights offering.

     In consideration for the committed oversubscription, the Company paid each SCM Account fees of approximately $282,000.

  Put/Call Agreement with Certain Shareholders

     In June 1995, the Company entered into a Put/Call agreement with a certain shareholder in which the certain shareholder was to purchase, on the market, up to $15.0 million face amount of the Company's Senior Notes. In December 1995, the Company exercised its option to purchase the $10.7 million aggregate principal of its Senior Notes held by the shareholder for the purchase price of $9.7 million, as specified under the terms of the agreement. The completion of this transaction satisfied each party's obligations under the agreement and it has been terminated.

  Frederick F. Richards

     Frederick F. Richards has been engaged by the Company as an independent management consultant on an at will basis since November 1994, supplying consulting services to the Company on a variety of operational and technology issues. Mr. Richards received $160,000 and $180,000 for these services in 1995 and 1996, respectively, from the Company. Mr. Richards is the son-in-law of A.
A. Meitz, a Director of the Company since November 21, 1995.

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

                                                              PAGE NO.
                                                              --------
Management Report on Responsibility for Financial
  Reporting.................................................     26
Report of Independent Public Accountants....................     27
Consolidated Statements of Financial Position at December
  31, 1995 and 1996.........................................     28
Consolidated Statements of Operations for the Years Ended
  December 31, 1994, 1995 and 1996..........................     29
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1994, 1995 and 1996..............     30
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1995 and 1996..........................     31
Notes to Consolidated Financial Statements..................     32
Schedule II -- Valuation and Qualifying Accounts............     55

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

          4.5            -- Rights Agreement, dated as of March 22, 1994, between the
                            Registrant and Mellon Securities Trust Company, as Rights
                            Agent.(11)
          4.6            -- Second Amended and Restated Loan and Security Agreement
                            dated as of June 5, 1995 by and between Greyhound Lines,
                            Inc. and Foothill Capital Corporation.(19)
          4.7            -- Amendment Number One to Second Amended and Restated Loan
                            and Security Agreement dated as of April 12, 1996 by and
                            between Greyhound Lines, Inc. and Foothill Capital
                            Corporation.(22)
          4.8            -- Amendment Number Two to Second Amended and Restated Loan
                            and Security Agreement dates as of December 20, 1996 by
                            and between Greyhound Lines, Inc. and Foothill Capital
                            Corporation.(23)
         10.1            -- Acquisition Agreement dated December 22, 1986, among The
                            Greyhound Corporation, Greyhound Lines, Inc., the
                            Registrant, GLI Holding Company, GLI Bus Operations
                            Holding Company and GLI Merger Company.(1)
         10.2            -- First Amendment to Acquisition Agreement dated January
                            31, 1987.(1)
         10.3            -- Second Amendment to Acquisition Agreement dated March 18,
                            1987.(1)
         10.4            -- Third Amendment to Acquisition Agreement dated March 18,
                            1987.(1)
         10.5            -- Fourth Amendment to Acquisition Agreement dated September
                            18, 1987.(1)
         10.6            -- Trademark License Agreement dated March 18, 1987, between
                            The Greyhound Corporation, GLI Holding Company and the
                            Registrant.(1)
         10.7            -- Assignment of Exhibit B Trademarks dated March 18, 1987, executed by The Greyhound Corporation.(1)
         10.8            -- Bus Purchase Requirements Agreement dated March 18, 1987, among the Registrant, Greyhound Lines, Inc.,
                            Transportation Manufacturing Corporation and Motor Coach
                            Industries, Inc.(1)
         10.9            -- Amendment to Bus Purchase Requirements Agreement.(21)
         10.10           -- Master Lease dated March 18, 1987, between Greyhound
                            Lines, Inc. and GLI Realty Company.(1)
         10.11           -- Contested Claim Pool Trust Agreement to be entered into as of October 31, 1991, by and between the Registrant and
                            Smith Barney Trust Company, as trustee.(4)
         10.12           -- Claims Treatment Agreement dated August 23, 1991, by and among Eagle Bus Manufacturing, Inc., the Registrant,
                            Trailways Commuter Transit, Inc., GLI Bus Operations
                            Holding Company, GLI Food Services, Inc., Southern
                            Greyhound Lines Co., GLI Holding Company, Central
                            Greyhound Lines Co., Greyhound Travel Services, Inc.,
                            Eastern Greyhound Lines, Co., and Western Greyhound Lines
                            Co., on the one hand, and The Dial Corp, on the other.(4)
         10.13           -- Memorandum of Agreement, dated as of October 1, 1996,
                            between Greyhound Lines, Inc. and District No. 9,
                            International Association of Machinists, AFL-CIO.(23)
         10.14           -- Memorandum of Agreement, dated as of October 1, 1996,
                            between Greyhound Lines, Inc. and the International
                            Association of Machinists and Aerospace Workers covering
                            garage employees at Miami, Florida; St. Petersburg,
                            Florida; Columbia, South Carolina; Orlando, Florida;
                            Charleston, West Virginia and Tallahassee, Florida.(23)
         10.15           -- Memorandum of Agreement, dated as of October 1, 1996,
                            between Greyhound Lines, Inc. and the International
                            Association of Machinists and Aerospace Workers covering
                            garage employees at Dallas, Texas, Houston, Texas, Kansas
                            City, Missouri, San Antonio, Texas, Brownsville, Texas
                            and Grand Junction, Colorado.(23)

         10.16           -- Interest Rate Swap Transaction Confirmations dated as of
                            July 12, 1993, between the Registrant and Bankers Trust
                            Company.(9)
         10.17           -- Memorandum of Agreement, dated as of May 25, 1993,
                            between the Registrant and the Amalgamated Council of
                            Greyhound Local Unions.(10)
         10.18           -- Lease Agreement No. 1, dated as of December 29, 1993,
                            between Wilmington Trust Company and the Registrant.(10)
         10.19           -- Lease Agreement No. 2, dated as of December 29, 1993,
                            between Wilmington Trust Company and the Registrant.(10)
         10.20           -- Lease Agreement No. 3, dated as of December 29, 1993,
                            between Wilmington Trust Company and the Registrant.(10)
         10.21           -- Lease Supplement No. 1-1, dated as of December 30, 1993, between Wilmington Trust Company and the Registrant.(10)
         10.22           -- Lease Supplement No. 2-1, dated as of December 30, 1993, between Wilmington Trust Company and the Registrant.(10)
         10.23           -- Lease Supplement No. 3-1, dated as of December 30, 1993, between Wilmington Trust Company and the Registrant.(10)
         10.24           -- Tax Indemnification Agreement, dated as of December 29,
                            1993, between Nationsbanc Lease Investments, Inc. and the
                            Registrant.(10)
         10.25           -- Pledge Agreement, dated as of December 29, 1993, among
                            the Registrant, Wilmington Trust Company and Nationsbanc
                            Lease Investments, Inc.(10)
         10.26           -- Participation Agreement, dated as of December 29, 1993, among Nationsbanc Lease Investments, Inc. and the
                            Registrant.(10)
         10.27           -- Greyhound Lines, Inc. 1991 Management Incentive Stock
                            Option Plan.(4)
         10.28           -- Greyhound Lines, Inc. 1993 Management Incentive Stock
                            Option Plan.(8)
         10.29           -- Greyhound Lines, Inc. 1993 Non-Employee Director Stock
                            Option Plan.(10)
         10.30           -- Greyhound Lines, Inc. Supplemental Executive Retirement
                            Plan.(21)
         10.31           -- Amendment to the Greyhound Lines, Inc. Supplemental
                            Executive Retirement Plan.(23)
         10.32           -- Coach Purchase Agreement, dated as of December 31, 1993, between the Registrant and Motor Coach Industries,
                            Inc.(12)
         10.33           -- Lease Agreement, dated as of March 28, 1994, between
                            Wilmington Trust Company and the Registrant.(12)
         10.34           -- Lease Supplement No. 1, dated as of March 28, 1994,
                            between Wilmington Trust Company and the Registrant.(12)
         10.35           -- Pledge Agreement, dated as of March 28, 1994, among the
                            Registrant, Wilmington Trust Company and Cargill Leasing
                            Corporation.(12)
         10.36           -- Participation Agreement, dated as of March 28, 1994,
                            among Cargill Leasing Corporation and the Registrant.(12)
         10.37           -- Bill of Sale, dated as of March 28, 1994, between the
                            Registrant and Wilmington Trust Company.(12)
         10.38           -- Tax Indemnification Agreement, dated as of March 28,
                            1994, between Cargill Leasing Corporation and the
                            Registrant.(12)
         10.39           -- Lease Agreement, dated as of March 29, 1994, between
                            Wilmington Trust Company and the Registrant.(12)
         10.40           -- Lease Supplement No. 1, dated as of March 29, 1994,
                            between Wilmington Trust Company and the Registrant.(12)

         10.41           -- Pledge Agreement, dated as of March 29, 1994, among the
                            Registrant, Wilmington Trust Company and Cargill Leasing
                            Corporation.(12)
         10.42           -- Participation Agreement, dated as of March 29, 1994,
                            among Cargill Leasing Corporation and the Registrant.(12)
         10.43           -- Bill of Sale, dated as of March 29, 1994, between the
                            Registrant and Wilmington Trust Company.(12)
         10.44           -- Tax Indemnification Agreement, dated as of March 29,
                            1994, between Cargill Leasing Corporation and the
                            Registrant.(12)
         10.45           -- First Amendment to the Registrant 1993 Non-Employee
                            Director Stock Option Plan.(14)
         10.46           -- Amendments to Interest Rate Swap Agreement, dated as of
                            October 6, 1994 between the Registrant and Bankers Trust
                            Company.(14)
         10.47           -- Form of Letter Agreements with various holders of
                            Convertible Debentures relating to, among other things,
                            the Conversion.(16)
         10.48           -- Employment Agreement dated November 15, 1994, between
                            Registrant and Craig R. Lentzsch.(17)
         10.49           -- Amendment Number Two to Bus Purchase Requirements
                            Agreement dated December 21, 1994 by and between
                            Greyhound Lines, Inc. and Motor Coach Industries.(17)
         10.50           -- Second Amendment to Greyhound Lines, Inc. 1993
                            Non-Employee Director Stock Option Plan.(18)
         10.51           -- Greyhound Lines, Inc. 1995 Long Term Stock Incentive
                            Plan.(19)
         10.52           -- Greyhound Lines, Inc. 1995 Director's Stock Incentive
                            Plan.(19)
         10.53           -- Employment Agreement dated July 25, 1995 between
                            Registrant and Steven L. Korby.(19)
         10.54           -- Employment Agreement dated September 18, 1995 between
                            Registrant and John Werner Haugsland.(20)
         10.55           -- 1995 Bus Purchase Agreement.(21)
         10.56           -- Fourth Amendment to Interest Rate Swap Agreement, dated as of April 25, 1996, between the Registrant and Banker's
                            Trust Company.(22)
         11              -- Computation of Registrant's earnings per share for the
                            year ended December 31, 1994.(17)
         11.1            -- Computation of Registrant's earnings per share for the
                            year ended December 31, 1995.(21)
         11.2            -- Computation of Registrant's earnings per share for the
                            year ended December 31, 1996.(23)
         22              -- Subsidiaries of the Registrant.(23)
         23.1            -- Consent of Arthur Andersen LLP.(23)
         27              -- Financial Data Schedule as of and for the year ended
                            December 31, 1996.(23)

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

(17) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(18) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(19) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(20) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(21) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(22) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(23) Filed herewith.

(b) REPORTS ON FORM 8-K

     The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1996, nor was it required to do so.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas and the State of Texas, on March 19, 1997.

                                            GREYHOUND LINES, INC.

                                            By:     /s/ CRAIG R. LENTZSCH
                                              ----------------------------------
                                                      Craig R. Lentzsch
                                                President and Chief Executive
                                                            Officer
                                                (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                   DATE
                      ---------                                    -----                   ----

               /s/ THOMAS G. PLASKETT                  Chairman of the Board of       March 19, 1997
-----------------------------------------------------  Directors
                 Thomas G. Plaskett

                /s/ RICHARD J. CALEY                   Director                       March 19, 1997
-----------------------------------------------------
                  Richard J. Caley

                  /s/ LINDA CHAVEZ                     Director                       March 19, 1997
-----------------------------------------------------
                    Linda Chavez

                /s/ CRAIG R. LENTZSCH                  Director, President and Chief  March 19, 1997
-----------------------------------------------------  Executive Officer
                  Craig R. Lentzsch

                                                       Director
-----------------------------------------------------
                     A. A. Meitz

                /s/ FRANK L. NAGEOTTE                  Director                       March 19, 1997
-----------------------------------------------------
                  Frank L. Nageotte

             /s/ ALFRED E. OSBORNE, JR.                Director                       March 19, 1997
-----------------------------------------------------
               Alfred E. Osborne, Jr.

                 /s/ STEPHEN M. PECK                   Director                       March 19, 1997
-----------------------------------------------------
                   Stephen M. Peck

                                                       Director
-----------------------------------------------------
                  Ernest P. Werlin

                 /s/ STEVEN L. KORBY                   Executive Vice President and   March 19, 1997
-----------------------------------------------------  Chief Financial Officer
                   Steven L. Korby                     (Principal Financial and
                                                       Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          4.8            -- Amendment Number Two to Second Amended and Restated Loan
                            and Security Agreement dates as of December 20, 1996 by
                            and between Greyhound Lines, Inc. and Foothill Capital
                            Corporation.
         10.13           -- Memorandum of Agreement, dated as of October 1, 1996,
                            between Greyhound Lines, Inc. and District No. 9,
                            International Association of Machinists, AFL-CIO.
         10.14           -- Memorandum of Agreement, dated as of October 1, 1996
                            between Greyhound Lines, Inc. and the International
                            Association of Machinists and Aerospace Workers covering
                            garage employees at Miami, Florida, St. Petersburg,
                            Florida, Columbia, South Carolina, Orlando, Florida,
                            Charleston, West Virginia, and Tallahassee, Florida.
         10.15           -- Memorandum of Agreement, dated as of October 1, 1996,
                            between Greyhound Lines, Inc. and the International
                            Association of Machinists and Aerospace Workers covering
                            garage employees at Dallas, Texas, Houston, Texas, Kansas
                            City, Missouri, San Antonio, Texas, Brownsville, Texas,
                            and Grand Junction, Colorado.
         10.31           -- Amendment to the Greyhound Lines, Inc. Supplemental
                            Executive Retirement Plan.
         11.2            -- Computation of Registrant's earnings per share for the
                            year ended December 31, 1996.
         22              -- Subsidiaries of the Registrant.
         23.1            -- Consent of Arthur Andersen LLP.
         27              -- Financial Data Schedule as of and for the year ended
                            December 31, 1996.