Form 10-Q
period 1997-03-31
GREYHOUND LINES INC
filed 1997-05-13
CIK 813040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

              YES   X                                 NO
                 ------                                 ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS OF COMMON STOCK         OUTSTANDING AT MAY 2, 1997
          ---------------------         --------------------------
              $.01 PAR VALUE                58,693,177  SHARES

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                           PAGE NO.
                                                                           --------
PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements:
                Interim Consolidated Statements of Financial Position as of
                  December 31, 1996 and March 31, 1997 (Unaudited)  . . . . . . . 4
                Interim Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1996 and 1997 (Unaudited)  . . . . 5
                Condensed Interim Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1996 and 1997 (Unaudited)  . . . . 6
                Notes to Interim Consolidated Financial Statements (Unaudited). . 7


  Item 2.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations   . . . . . . . . . . . . . . . . . . . . . 10


PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . 16

  Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . 17


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                      PART I.       FINANCIAL  INFORMATION

                      ITEM 1.       FINANCIAL  STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

             INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      DECEMBER 31,  MARCH 31,
                                                                                         1996          1997
                                                                                       ---------    ---------
                                                                                                    (UNAUDITED)
Current Assets
   Cash and cash equivalents .......................................................   $     898    $   1,326
   Accounts receivable, less allowance for doubtful accounts
       of $241 and $235 ............................................................      32,844       32,333
   Inventories .....................................................................       3,840        3,872
   Prepaid expenses ................................................................       8,179        8,332
   Assets held for sale ............................................................       4,224        3,956
   Other current assets ............................................................      11,329       12,803
                                                                                       ---------    ---------
       Total current assets ........................................................      61,314       62,622

Prepaid Pension Plans ..............................................................      24,927       24,927
Property, Plant and Equipment, net of accumulated depreciation
   of $101,901 and $106,430 ........................................................     314,454      308,973
Investments in Unconsolidated Affiliates ...........................................       2,437        2,635
Insurance and Security Deposits ....................................................      76,180       76,394
Goodwill, net ......................................................................        --            744
Intangible Assets, net of accumulated amortization of $19,105 and $20,457 ..........      20,970       21,260
                                                                                       ---------    ---------
       Total assets ................................................................   $ 500,282    $ 497,555
                                                                                       =========    =========

Current Liabilities
   Accounts payable ................................................................   $  23,900    $  15,636
   Accrued liabilities .............................................................      53,500       46,162
   Unredeemed tickets ..............................................................       9,523        9,031
   Current portion of reserve for injuries and damages .............................      19,864       19,864
   Current maturities of long-term debt ............................................      11,662       11,839
                                                                                       ---------    ---------
       Total current liabilities ...................................................     118,449      102,532
Reserve for Injuries and Damages ...................................................      40,099       38,448
Long-Term Debt .....................................................................     192,581      224,048
Deferred Gains .....................................................................         562          473
Other Liabilities ..................................................................       7,710        8,028
                                                                                       ---------    ---------
       Total liabilities ...........................................................     359,401      373,529
                                                                                       ---------    ---------

Commitments and Contingencies (Note 3)
Stockholders' Equity
   Preferred stock (10,000,000 shares authorized; par value $.01; none issued)
       Series A junior preferred stock (500,000 shares authorized; par value $.01;
       none issued) ................................................................        --           --
   Common stock (100,000,000 shares authorized; 58,469,469 and 58,727,269 shares issued as of December 31, 1996 and March 31, 1997 respectively;
       par value $.01) .............................................................         585          588
   Capital in excess of par value ..................................................     229,104      229,414
   Retained deficit ................................................................     (81,237)     (98,405)
   Less:  Unfunded accumulated pension obligation ..................................      (6,533)      (6,533)
   Less: Treasury stock, at cost (109,192 shares) ..................................      (1,038)      (1,038)
                                                                                       ---------    ---------
       Total stockholders' equity ..................................................     140,881      124,026
                                                                                       ---------    ---------
        Total liabilities and stockholders' equity .................................   $ 500,282    $ 497,555
                                                                                       =========    =========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                THREE MONTHS ENDED
                                               ----------------------
                                                     MARCH 31,
                                                    ----------
                                                 1996         1997
                                               ---------    ---------
                                                     (UNAUDITED)
OPERATING REVENUES
  Transportation Services
       Passenger services ..................   $ 118,743    $ 137,333
       Package express .....................       8,182        7,337
  Food services ............................       4,651        5,006
  Other operating revenues .................      10,067       11,472
                                               ---------    ---------
       Total operating revenues ............     141,643      161,148
                                               ---------    ---------

OPERATING EXPENSES
  Maintenance ..............................      18,102       18,900
  Transportation ...........................      37,421       42,166
  Agents' commissions and station costs ....      29,011       31,680
  Marketing, advertising and traffic .......       5,187        7,035
  Insurance and safety .....................      10,910        9,761
  General and administrative ...............      19,866       21,851
  Depreciation and amortization ............       7,542        7,542
  Operating taxes and licenses .............      11,740       12,459
  Operating rents ..........................      11,774       13,886
  Cost of goods sold - food services .......       3,096        3,204
  Other operating expenses .................       1,850        2,167
                                               ---------    ---------
       Total operating expense .............     156,499      170,651
                                               ---------    ---------

OPERATING LOSS .............................     (14,856)      (9,503)
Interest Expense ...........................       6,626        7,586
                                               ---------    ---------
LOSS BEFORE INCOME TAXES ...................     (21,482)     (17,089)
Income Tax Provision .......................          63           79
                                               ---------    ---------
NET LOSS ...................................   $ (21,545)   $ (17,168)
                                               =========    =========

Loss Per Share of Common Stock:
   Primary .................................   $   (0.37)   $   (0.29)
                                               =========    =========
   Fully Diluted ...........................   $   (0.37)   $   (0.29)
                                               =========    =========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

            CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                       1996           1997
                                                                                   -----------    ------------
                                                                                           (UNAUDITED)
    Cash Flows From Operating Activities
      Net loss ..................................................................   $  (21,545)     $  (17,168)
      Noncash expenses and gains included in net loss ...........................        8,033           8,548
      Net change in certain operating assets and liabilities ....................      (14,822)        (21,092)
                                                                                    ----------      ----------
             Net cash used for operating activities .............................      (28,334)        (29,712)
                                                                                    ----------      ----------
    Cash Flows From Investing Activities
      Capital expenditures ......................................................       (2,309)         (1,208)
      Other investing activities ................................................       (1,392)            700
                                                                                    ----------      ----------
             Net cash used for investing activities .............................       (3,701)           (508)
                                                                                    ----------      ----------

    Cash Flows From Financing Activities
      Payments on debt and capital lease obligations ............................       (1,168)         (1,491)
      Proceeds from issuance of Common Stock ....................................           25             313
      Net change in revolving credit facility ...................................       30,499          31,826
                                                                                    ----------      ----------
             Net cash provided by financing activities ..........................       29,356          30,648
                                                                                    ----------      ----------
    Net increase (decrease) in Cash and Cash Equivalents ........................       (2,679)            428
    Cash and Cash Equivalents, Beginning of Period ..............................        3,494             898
                                                                                    ----------      ----------
    Cash and Cash Equivalents, End of Period ....................................   $      815      $    1,326
                                                                                    ==========      ==========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1997, and the results of its operations and cash flows for the three months ended March 31, 1996 and 1997. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended March 31, 1997 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1996.

2.  SIGNIFICANT ACCOUNTING POLICIES

LOSS PER SHARE

Primary loss per common share is calculated by dividing net loss by the weighted average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The calculation of fully diluted loss per share of Common Stock considers the effect of conversion of the Company's 8.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures"). For the three months ended March 31, 1996 and 1997, however, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures have an antidilutive effect. As a result, these shares are excluded from the final determination of the weighted average shares outstanding at March 31, 1996 and 1997. The weighted average shares outstanding used in the calculation of primary and fully diluted loss per share of Common Stock for the three months ended March 31, 1996 and 1997 are as follows:

                                               THREE MONTHS ENDED
                                               -------------------
                                                   MARCH 31,
                                                  -----------
                                             1996             1997
                                           ----------      ----------
Primary                                    58,173,447      58,442,347
Fully diluted                              58,173,447      58,442,347

The Company intends to adopt SFAS No. 128 "Earnings Per Share" (SFAS No. 128) effective December 15, 1997. This statement requires the replacement of primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. The proforma effect of this adoption will be disclosed in the next applicable quarter in which the Company reports a net income for the period. The calculation of earnings per share under SFAS 128 will have a favorable impact on earnings per share as it excludes potentially dilutive options from the calculation of basic earnings per share. Additionally, the calculation of diluted earnings per share uses the average share price for the period rather than the more dilutive greater than average share price or end of the period price required by Opinion 15.

3.  COMMITMENTS AND CONTINGENCIES

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

All the purported class action cases referred to above (with the exception of one suit that was dismissed before being served on any defendants) were transferred to the United States District Court for the Northern District of Texas, the Court in which the first purported class action suit was filed, and were pending under a case styled In re Greyhound Securities Litigation, Civil Action 3-94-CV-1793-G. A joint pretrial order was entered in the litigation which consolidated for pretrial and discovery purposes all of the stockholder actions and, separately, all of the debtholder actions. The joint pretrial order required plaintiffs to file consolidated amended complaints and excused answers to the original complaints. In July 1995, the plaintiffs filed their consolidated amended complaints, naming the Company, Frank J. Schmieder, J. Michael Doyle, Phillip W. Taff, Robert R. Duty, Don T. Seaquist, Charles J. Lee, Charles A. Lynch and Smith Barney Incorporated as defendants. Messrs. Lee, Lynch and Taff were subsequently dismissed from the case by the plaintiffs. In September 1995, the various defendants filed motions to dismiss plaintiffs' complaints. In October 1995, plaintiffs filed a motion seeking to certify the class of plaintiffs.

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

In May 1995, a lawsuit was filed on behalf of two individuals, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit sought unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Ohio, was styled James Illius and Teodore J. Krawec v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 1-95-CV-1140. The defendants filed a motion to transfer venue seeking to have the case transferred to the Northern District of Texas where the class action litigation was pending. In September 1995, the defendants' motion was granted, and the matter was transferred and was consolidated into the class action litigation described above.

On October 29, 1996, a purported class action lawsuit was brought by a purported holder of Common Stock against the Company, certain of its former officers and directors and Smith Barney and Morgan Stanley & Company, Inc. The suit seeks unspecified damages for alleged federal and Texas state securities laws violations in connection with a Common Stock offering made by the Company in May 1993. The suit, filed in the 44th Judicial District Court of Dallas County, Texas, is styled John Clarkson v. Greyhound Lines, Inc., Frank Schmieder, J. Michael Doyle, Robert R. Duty, Don T. Seaquist, Smith Barney, Inc. and Morgan Stanley & Company, Inc., Case No. 96-11329-B. Plaintiff, John Clarkson, is the same individual who seeks to intervene in the Federal Court class action litigation described above, and the same law firms have appeared for the plaintiffs in both cases. On December 20, 1996, the defendants filed their answers to the lawsuit and pleas in abatement asking the Court to stay all proceedings pending resolution of the federal intervention motion and federal class action lawsuit. The parties are currently engaged in the discovery process. The defendants have also filed motions to quash and motions for protective order in response to plaintiff's requests for production of documents. On February 28, 1997, the suit was transferred to a different judge in the 68th Judicial District Court in Dallas. On March 28, 1997, the Court denied the defendants' pleas in abatement requesting the stay.

Based on a review of the litigation, a limited investigation of the underlying facts and discussions with legal and outside counsel, the Company does not believe that the outcome of this litigation would have a material adverse effect on its business, financial condition, results of operations and liquidity. The Company intends to defend against the actions vigorously. To the extent permitted by Delaware law, the Company is obligated to indemnify and bear the cost of defense with respect to lawsuits brought against its officers and directors. The Company maintains directors' and officers' liability insurance that provides certain coverage for itself and its officers and directors against claims of the type asserted in the subject litigation. The Company has notified its insurance carriers of the asserted claims.

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

ENVIRONMENTAL MATTERS

The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 50 locations have been identified as sites requiring potential clean-up and/or remediation as of March 31, 1997. The Company has estimated the clean-up and/or remediation costs of these sites to be $3.7 million, of which approximately $0.7 million is indemnifiable by the predecessor owner of Greyhound's domestic bus operations now known as Viad Corp. The Company has no reason to believe that Viad Corp will not fulfill its indemnification obligations to the Company. However, if Viad Corp does not fulfill such obligations, the Company could have liability with respect to those matters. Additionally, the Company has a potential liability with respect to two locations which the EPA has designated Superfund sites. The Company as well as other parties designated by the EPA as potentially responsible parties face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a total environmental reserve of $3.3 million at March 31, 1997, a portion of which has also been recorded as a receivable from Viad Corp for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. As of the date of this filing, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 85.2%, 4.6% and 3.1%, respectively, of the Company's total operating revenues for the quarter ended March 31, 1997. The Company 's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,000 buses and approximately 1,600 sales outlets.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the quarters ended March 31, 1996 and 1997:

                                                                      QUARTERS ENDED MARCH 31,
                                                                     ------------------------
                                                                       1996          1997
                                                                     ---------     ---------
 Operating Revenues
   Transportation services
      Regular route ..............................................        83.8%         85.2%
      Package express ............................................         5.8           4.6
   Food services .................................................         3.3           3.1
   Other operating revenues ......................................         7.1           7.1
                                                                     ---------     ---------
           Total operating revenues ..............................       100.0         100.0
 Operating Expenses
   Maintenance ...................................................        12.8          11.7
   Transportation ................................................        26.4          26.2
   Agents' commissions and station costs .........................        20.5          19.7
   Marketing, advertising and traffic ............................         3.7           4.4
   Insurance and safety ..........................................         7.7           6.0
   General and administrative ....................................        14.0          13.6
   Depreciation and amortization .................................         5.3           4.7
   Operating taxes and licenses ..................................         8.3           7.7
   Operating rents ...............................................         8.3           8.6
   Cost of good sold -- food services ............................         2.2           2.0
   Other operating expenses ......................................         1.3           1.3
                                                                     ---------     ---------
           Total operating expenses ..............................       110.5         105.9
                                                                     ---------     ---------
 Operating loss ..................................................       (10.5)         (5.9)
 Interest Expense ................................................         4.7           4.7
                                                                     ---------     ---------
 Net Loss ........................................................       (15.2)        (10.6)
                                                                     =========     =========

The following table sets forth certain operating data for the Company for the quarters ended March 31, 1996 and 1997. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                                         QUARTERS ENDED MARCH 31,
                                                     -------------------------------              PERCENTAGE
                                                        1996                1997                    CHANGE
                                                     -----------        ------------              ----------
 Regular Service Miles (000's) ...............            57,545              62,723                9.00
 Total Bus Miles (000's) .....................            58,468              63,980                9.43
 Passenger Miles (000's) .....................         1,251,997           1,490,965               19.09
 Passengers Carried (000's) ..................             3,903               4,463               14.35
 Average Trip Length (passenger ..............               321                 334                4.05
    miles/passengers carried) ................
 Load (avg. number of passengers per .........              21.8                23.8                9.17
    regular service mile) ....................
 Load Factor (% of available seats filled) ...              47.3%               51.7%               9.30
 Yield (regular route revenue/passenger miles)       $    0.0948        $     0.0921               (2.85)
 Total Revenue Per Total Bus Mile ............              2.42                2.52                4.13
 Operating Loss Per Total Bus Mile ...........             (0.25)              (0.15)              40.00
 Cost per Total Bus Mile:
   Maintenance ...............................       $     0.310        $      0.295               (4.84)
   Transportation ............................             0.640               0.659                2.97

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

Operating Revenues. Total operating revenues increased $19.5 million, or 13.8%, to $161.1 million for the quarter ended March 31, 1997 versus $141.6 million for the quarter ended March 31, 1996. Transportation services revenues increased $17.8 million, or 14.0%, to $144.7 million in 1997 from $126.9 million for 1996 due to a $18.6 million, or 15.7%, increase in regular route revenues, offset in part by a $0.8 million, or 10.3%, decrease in package express revenues. The increase in regular route revenues reflects an increase in passengers over the prior year due to increased advertising and promotional pricing, as well as the inclusion of most of Easter holiday travel in the first quarter of this year and the impact of severe weather on 1996 traffic. The 2.8% decrease in yield reflects the impact of both the longer average trip lengths and more extensive promotional fare offerings in 1997.

Package express revenues have been declining, most recently due to the effects of decreases in regular service miles in 1992 and 1993 and the reduction in 1994 of the number of hours that the Company's terminals were open, which resulted in a loss of customers that have not been regained. The impact of these reductions was a substantial reduction in convenience for many customers who used the Company's package express service. In 1996, the Company increased its focus on the package express business in an effort to reverse the decline in package express service revenues. In addition to the increased schedule offerings added in 1995 and 1996, the Company has implemented increased hours of service and improved billing and added more convenient schedules. In addition, in select markets, the Company has implemented a centralized telephone customer service department dedicated to package express service. The Company is also pursuing alliances with courier service networks which would leverage the Company's low incremental costs of providing point to point service with the customer convenience of pickup and delivery service.

Food service revenues increased $0.3 million, or 6.4%, to $5.0 million in 1997 from $4.7 million in 1996 primarily due to increased passenger counts over the prior year levels.

Other operating revenues, consisting primarily of revenue from charter and in-terminal sales and services, increased $1.4 million, or 13.9%, to $11.5 million in 1997 from $10.1 million in 1996 primarily due to a $0.3 million increase in charter service revenues as well as an increase in revenues from other in-terminal services, such as money order sales, prepaid ticket orders and increased sales of other retail products.

Operating Expenses. Total operating expenses increased $14.2 million, or 9.1%, to $170.7 million for the quarter ended March 31, 1997 from $156.5 million for the quarter ended March 31, 1996. The increase is due primarily to a 5.5 million (9.4%) increase in bus miles operated, a $2.2 million increase in advertising expenditures, a $2.1 million increase in operating and casual bus rentals, higher fuel prices and wage increases (primarily contractual).
Despite these increases, total operating expenses as a percent of total operating revenues declined by 4.6%.

Maintenance costs increased $0.8 million, or 4.4%, to $18.9 million in 1997 from $18.1 million in 1996 due to a 9.4% increase in bus miles which was partially offset by a 4.8% decrease in maintenance costs per bus mile. As a percentage of total operating revenues, maintenance costs decreased to 11.7% in 1997 from 12.8% in 1996. The Company intends to continue to manage the average age of its fleet in order to increase the reliability of its service while reducing overall costs.

Transportation expenses, which consist primarily of driver wages and fuel costs, increased $4.8 million, or 12.8%, to $42.2 million in 1997 from $37.4 million in 1996 due to the 9.4% increase in bus miles and a 3.0% increase in transportation expenses per bus mile. Transportation expenses increased on a per-mile basis due to a $0.9 million impact of increased fuel prices (average price per gallon of $0.73 in 1997 as compared to $0.65 in 1996), a contractual pay increase for drivers and additions to the driver supervisory staff. As a percentage of total operating revenue, transportation expenses decreased to 26.2% in 1997 from 26.4% in 1996. The Company has taken steps to limit its exposure to fuel price increases by contracting for delivery of a portion of its 1997 fuel purchases at prices below peak 1996 levels. The effect of this forward fuel purchase will be reflected in the fuel costs for the second, third and fourth quarter.

Agents' commissions and station costs increased $2.7 million, or 9.3%, to $31.7 million in 1997 from $29.0 million in 1996 primarily due to increased ticket sales and the addition of terminal supervisors since the first quarter of 1996. Increased costs associated with higher customer fare and schedule call volumes (up 32%) were entirely offset by lower long distance telephone rates and the savings from conversion of calls handled by a higher cost third-party provider of telephone customer services to less expensive company operated facilities. As a percentage of total operating revenue, agents' commissions and station costs decreased to 19.7% in 1997 from 20.5% in 1996.

Marketing, advertising and traffic expenses increased $1.8 million, or 34.6%, to $7.0 million in 1997 from $5.2 million in 1996 due to a $2.2 million increase in advertising expenses. As part of the Company's growth strategy, the Company expects to maintain its advertising campaign throughout the year, thereby resulting in increased advertising expenditures in 1997 when compared to the prior year.

Insurance and safety costs decreased $1.1 million, or 10.1%, to $9.8 million in 1997 from $10.9 million in 1996 as the increased exposure relating to the 9.4% increase in bus miles was more than offset by continued favorable claims experience resulting from the Company's increased focus on claims management and risk reduction programs.

General and administrative expenses increased $2.0 million, or 10.1%, to $21.9 million in 1997 from $19.9 million in 1996 primarily due to the impact on 1997 of additions to administrative personnel during 1996 and increased benefit costs ($0.9 million) Company-wide; the increase in benefit costs is largely attributable to the increases in sales volume and miles operated which have driven increases in driver and terminal wages. As a percentage of total operating revenues, general and administrative expenses decreased to 13.6% in 1997 from 14.0% in 1996.

Depreciation and amortization expense remained the same year over year; depreciation expense increased due to capital expenditures made during the quarter but was offset by the sale leaseback of 51 buses under operating leases in April 1996. As a percentage of total operating revenue, depreciation and amortization expense decreased to 4.7% in 1997 from 5.3% in 1996.

Operating taxes and license costs increased $0.8 million, or 6.8%, to $12.5 million in 1997 from $11.7 million in 1996 primarily due to increased fuel and oil taxes resulting from a 9.4% increase in total bus miles in 1997 compared to 1996 and increased payroll taxes. As a percentage of total operating revenue, operating taxes and license costs decreased to 7.7% in 1997 from 8.3% in 1996.

Operating rents increased $2.1 million, or 17.8%, to $13.9 million in 1997 from $11.8 million in 1996 primarily due to an increase in the number of bus operating leases in 1997 and an increase in casual bus rentals to accommodate higher peak traffic volume in 1997 compared to 1996. A portion of the increase in bus operating leases is due to the sale-leaseback of 51 buses under operating leases in April 1996. The increase is offset primarily by a reduction in depreciation and interest expense. As a percentage of total operating revenue, operating rents increased to 8.6% in 1997 from 8.3% in 1996.

Other operating expenses increased $0.3 million, or 15.8%, to $2.2 million in 1997 from $1.9 million in 1996 due, in part, to an increase in food service costs related to higher sales.

Interest expense increased $1.0 million, or 15.2%, to $7.6 million in 1997 from $6.6 million in 1996 as a result of higher borrowings under the Revolving Credit Facility and interest expense related to the addition of 77 buses under capital leases in December 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions, to meet debt service requirements, including the payment of principal and interest on borrowings under the Revolving Credit Facility and interest on the Senior Notes and to pay dividends on the Preferred Stock in the future. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future.

Net cash used for operating activities for the three months ended March 31, 1997 increased $1.4 million, or 4.9% to $29.7 million compared to $28.3 million for the three months ended March 31, 1996. The $4.4 million improvement in net loss was offset by an increase in cash used by the net changes in certain operating assets and liabilities. The difference in net changes in certain operating assets and liabilities for the three months ended March 1996 versus the comparable 1997 period is primarily a result of a reduction of payments in process. Net cash used for investing activities decreased $3.2 million, or 86.5% to $0.5 million in 1997 from $3.7 million in 1996, principally due to a $1.1 million reduction in capital expenditures when compared to the prior year, and $2.1 million in other transactions, primarily the cost of a capital lease termination in the first quarter of 1996. Net cash provided by financing activities increased $1.2 million, or 4.4% to $30.6 million in 1997 from $29.4 million in 1996. This increase can be attributed to a $1.3 million increase in borrowings under the Revolving Credit Facility.

As part of its operating strategy, the Company anticipates that it will continue to make significant capital investments in order to maintain and, where appropriate, make improvements and upgrades to its infrastructure, including its bus fleet, terminals and computer systems. The Company's experience indicates that as the age of its bus fleet increases (at March 31, 1997, the average age of the Company's bus fleet was approximately 6 years), the dependability and quality of service declines, which may make the Company less competitive. In addition, the Company believes that acquiring new buses and improving the Company's terminals and computer systems will permit the Company to continue to improve customer service, which the Company believes has contributed significantly to its improved operating results in 1995, 1996 and the first quarter of 1997. The Company estimates that capital expenditures for 1997 will total approximately $29.8 million, including the acquisitions of four bus terminals the Company has agreed to purchase, but excluding bus acquisitions. The Company is in discussions to order up to 90 new buses having an estimated aggregate purchase price of up to $24.0 million during the remainder of 1997, a majority of which is expected to be financed through capital or operating leases.

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

The Company requires significant cash flows to meet its debt service and other continuing obligations. As of March 31, 1997, the Company had $224.0 million of long-term indebtedness outstanding, including $42.5 million of borrowings under the Revolving Credit Facility ( but excluding $19.2 million of issued and undrawn standby letters of credit) and $139.5 million of Senior Notes. In addition, as of March 31, 1997, the Company had total availability of $16.4 million under the Revolving Credit Facility.

The Revolving Credit Facility consists of (i) a revolving facility providing for advances of up to $62.5 million based on the value of certain fixed asset collateral (the "Fixed Asset Facility"), (ii) a revolving facility providing for advances of up to $2.5 million based on a formula of eligible accounts receivable, (iii) a bus purchase facility providing for borrowings of up to $30.0 million (the "Bus Purchase Facility") and (iv) a real estate facility providing for borrowings of up to $10.0 million (the "Real Estate Facility"). As of February 1, 1997, borrowings under the Revolving Credit Facility bear interest at a rate equal to the prime rate (8.50% as of May 2, 1997) plus 1.5%, except for borrowings under the Real Estate Facility, which bear interest at a rate equal to the prime rate plus 1.75%. The Credit Facility limits letters of credit and letters of credit guarantees to $35.0 million. Borrowings under the Revolving Credit Facility mature on June 30, 1999, although availability under the Fixed Asset Facility will be subject to quarterly reductions commencing in 1998 unless additional collateral is pledged. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company. The Revolving Credit Facility is subject to certain operating and financial covenants, including maintenance of a minimum net worth and ratio of cash flow to interest expense. In addition, non-bus capital expenditures are limited to $30.0 million annually with no spending limitations on bus purchases. As of March 31, 1997, the Company was in compliance with all such covenants. The

Company currently is in the process of renegotiating the terms of a new and restated Revolving Credit Facility. The Company expects that the amended facility will, among other things, increase the borrowing availability to $125.0 million, substantially all of which will be available at closing and provide a LIBOR-based interest rate option which is expected to significantly reduce interest expense.

As of March 31, 1997, the Company had not entered into any new hedging agreements regarding interest rate risk. In the past, the Company had entered into interest rate swap agreements which resulted in losses. From the proceeds of the offerings detailed in the next paragraph, the Company has retired its two existing interest rate swap agreements effective April 30, 1997, for $3.0 million. Management does not presently plan to enter into any additional interest rate hedging instruments in the future.

PRIVATE OFFERING

On April 17, 1997, the Company completed the sale of two private offerings of its securities. The Company issued $150.0 million aggregate principal amount of a new class of 11-1/2% Senior Notes due 2007 and $60.0 million liquidation preference of a new class of 8-1/2% Convertible Exchangeable Preferred Stock. In addition, up to $9.0 million liquidation preference of the Preferred Stock is available for issuance solely to cover over-allotments, if any.

The net proceeds to the Company from the aforementioned Senior Note and Preferred Stock Offerings are estimated to be approximately $203.0 million (after deducting discounts and commissions to the Initial Purchaser and estimated offering expenses). The net proceeds of both offerings will be used to (i) retire the Company's 10% Senior Notes due 2001(the "Senior Notes"), the estimated redemption cost (including accrued interest) of which is $164.1 million; (ii) fund the acquisition of Carolina Trailways for approximately $25.6 million (including the repayment of debt of Carolina Trailways and estimated transaction expenses); (iii) acquire four bus terminals (currently leased by the Company) for approximately $6.7 million; and (iv) retire certain interest rate swap agreements entered into by the Company for $3.0 million. The remaining net proceeds will be used to repay borrowings under the Revolving Credit Facility.

SUBSTANTIAL LEVERAGE

The Company has consolidated indebtedness that is substantial in relation to its stockholders' equity. As of March 31, 1997, the Company had outstanding consolidated long-term indebtedness (including current portions) of approximately $235.9 million and total stockholders' equity of approximately $124.0 million. The seasonal fluctuations in the Company's cash flows can be significant (the cash flow in the first quarter of the year is negative). As such, the Company is at its highest leveraged position at the end of the first quarter.

HISTORY OF LOSSES

The Company has had a net loss in each of its last three fiscal years. Although the Company has implemented strategic and operational initiatives intended to enhance revenues and operating income, the Company's operations generally are subject to economic, financial, competitive, seasonal and other factors, many of which are beyond its control.

COMPETITION

The transportation industry is highly competitive. The Company's primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines, and in certain markets, regional bus companies and trains.

SELF INSURANCE

The Company maintains cash deposits securing insurance claims and bus lease collateral, which as of March 31, 1997 aggregated approximately $83.1 million, including the following deposits. The Company maintains $15.0 million on deposit in a trust fund to support its self-insurance program pursuant to the Surface Transportation Board's approval of such program. Due to a decrease in pending claims and the Company's recent claims history, the Company's carriers reduced the level of cash and letters of credit required to be pledged by $8.5 million in April 1995, $14.0 million in December 1995, and $3.8 million in December 1996. As of March 31, 1997, the Company had pledged $31.0 million in cash and $8.8 million in letters of credit to secure its liability insurance obligations. Depending on the Company's future claims history and the policies of its insurance carriers, such carriers could increase or decrease the amount of collateral that the Company is obligated to pledge to secure its liability insurance obligations. The Company also has deposits of $20.3 million pledged in connection with two other sale and leaseback agreements.

As of March 31, 1997, the Company had not experienced any adverse trends involving differences in claims experience when compared to claims estimates for self-insured risk and had adequate self-insurance accruals for claim amounts. These accruals are based upon actuarial estimates which are reflected on the Company's balance sheet. A reversal of the Company's current claims experience, a loss of self-insurance authority from the STB or a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a materially adverse effect on the Company's financial condition.

PENSION PLAN FUNDING

The Company maintains five defined benefit pension plans, the most significant of which (the "ATU Plan") covers approximately 16,500 current and former employees, fewer than 1,300 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and, as a result, over 80% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial table that closely matches the actual experience related to the existing participant population. As a result of legislation enacted in 1994 by the United States Congress, the Company may be required to begin measuring its funding obligation under the ATU Plan utilizing an actuarial table prescribed by such legislation. If so required, the Company currently estimates, based on assumed rates of return on the ATU Plan's investments, that it would be required to begin making contributions to the ATU Plan beginning no earlier than 1998 in an aggregate amount over the next five years ranging from approximately $6.0 million to approximately $30.0 million. If the ATU Plan is unable to attain assumed investment rates of return, such contributions could be higher. Although the Company is exploring whether it may be able to obtain relief from this requirement, there is no assurance that the Company will be able to obtain such relief, that the ATU Plan will be able to obtain the assumed rate of return or that contributions to the ATU Plan will not be significant.

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

LITIGATION

The Company is a party to various lawsuits the outcome of which, if adverse to the Company, could have a material adverse effect on the results of operations and financial condition of the Company.

                          PART II.  OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August 1994 to December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and Senior Notes against the Company and certain of its former officers and directors. The suits seek unspecified damages for securities law violations. In November 1994, a shareholder derivative lawsuit was filed against present directors and former officers and directors of the Company and the Company as a nominal defendant. In October 1996, a purported class action lawsuit was filed by a purported owner of the Company's Common Stock in the state court in Dallas, Texas. In addition, in January 1995 the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain other parties. See Note 3 to the Interim Consolidated Financial Statements for the three months ended March 31, 1997, included elsewhere in this filing.

OTHER LEGAL PROCEEDINGS

In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employee-related claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the self-retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would materially exceed the amounts recorded.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

4.1    -      Indenture governing the 8 1/2 % Convertible Subordinated
              Debentures due March 31, 2007, including the form of 8 1/2 %
              Convertible Subordinated Debentures due March 31, 2007. (2)

4.2    -      Indenture, dated October 31, 1991, between the Registrant and
              LaSalle National Bank, as Trustee, with respect to $165,000,000 principal amount of 10% Senior Notes due 2001, including form of 10% Senior Notes Due 2001. (1)

4.3    -      First Supplemental Indenture to the Indenture between the
              Registrant and LaSalle National Bank, as Trustee. (2)

4.4    -      Form of First Supplemental Indenture to the Indenture between the
              Registrant and Shawmut Bank Connecticut, N.A., as Trustee. (4)

4.5    -      Amended and Restated Rights Agreement, dated as of April 8, 1997, between the Registrant and Mellon Securities Trust Company, as
              Rights Agent. (3)

4.6    -      Second Amended and Restated Loan and Security Agreement dated as of June 5, 1995 by and between Greyhound Lines, Inc. and Foothill
              Capital Corporation. (5)

4.7    -      Amendment Number One to Second Amended and Restated Loan and
              Security Agreement dated as of April 12, 1996 by and between Greyhound Lines, Inc. and Foothill Capital Corporation. (6)

4.8    -      Amendment Number Two to Second Amended and Restated Loan and
              Security Agreement dated as of December 20, 1996 by and between Greyhound Lines, Inc. and Foothill Capital Corporation. (7)

4.9    -      Amendment Number Three to Second Amended and Restated Loan and
              Security Agreement dated as of March 26, 1997 by and between Greyhound Lines, Inc. and Foothill Capital Corporation. (8)

4.10   -      Amendment Number Four to Second Amended and Restated Loan and
              Security Agreement dated as of April 25, 1997 by and between Greyhound Lines, Inc. and Foothill Capital Corporation. (8)

11.1   -      Computation of Registrant's earnings per share for the three months ended March 31, 1996. (6)

11.2   -      Computation of Registrant's earnings per share for the three months ended March 31, 1997. (8)

27     -      Financial Data Schedule as of and for the three months ended
              March 31, 1997. (8)

--------------------------------------------------------------------------------

(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.
(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-47908) regarding the Registrant's Common Stock and 10% Senior Notes Due 2001 held by the Contested Claims Pool Trust.
(3) Incorporated by reference from the Registrant's Quarterly Report on Form 8-K regarding the Rights Agreement dated April 8, 1997.
(4) Incorporated herein by reference from the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).
(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
(7) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(8)    Filed herewith.

(b)    REPORTS ON FORM 8-K

       During the quarter ended March 31, 1997, the Company filed a current report on Form 8-K with the Securities and Exchange Commission. The Form 8-K was filed on March 19, 1997, in order to report the concurrent offerings of $150 million aggregate principal amount of a new class of Senior Notes and $60 million liquidation preference of a new class of convertible exchangeable preferred stock. The net proceeds of these offerings will be used to retire certain long-term indebtedness of Greyhound, including its current outstanding 10% Senior Notes due 2001, to fund the Company's pending acquisition of Carolina Trailways, and to acquire certain real estate currently leased by the Company. In connection with each Offering, the Company prepared a preliminary offering memorandum which, in each case, contained a proforma financial statement of operations for the year ended December 31, 1996, and a proforma balance sheet as of December 31, 1996. These financial statements were included in the 8-K filing. The Company also filed a Form 8-K on April 8, 1997, in order to report the amendment of the Rights Agreement, dated as of March 22, 1994 between the Company and Mellon Securities Trust Company.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1997




                                         GREYHOUND LINES, INC.

                                         By:   /s/  Steven L. Korby
                                              -----------------------------
                                              Steven L. Korby
                                              Executive Vice President and
                                              Chief Financial Officer

                                              (Duly Authorized Officer
                                              and Principal Financial
                                              and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
4.9    -      Amendment Number Three to Second Amended and Restated Loan and
              Security Agreement dated as of March 26, 1997 by and between
              Greyhound Lines, Inc. and Foothill Capital Corporation.

4.10   -      Amendment Number Four to Second Amended and Restated Loan and
              Security Agreement dated as of April 25, 1997 by and between
              Greyhound Lines, Inc. and Foothill Capital Corporation.

11.2   -      Computation of Registrant's earnings per share for the three months ended March 31, 1997.

27     -      Financial Data Schedule as of and for the three months ended
              March 31, 1997.