Form 10-Q
period 1997-06-30
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; EAGLE BUS MANUFACTURING INC; FCA INSURANCE LTD; GREYHOUND DE MEXICO SA DE CV; GRUPO CENTRO INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; T&V HOLDING CO; TEXAS NEW MEXICO & OKLAHOMA COACHES INC
filed 1997-08-14
CIK 813040, 813041, 1041393, 1041394, 1041395, 1041396, 1041397, 1041398, 1041399, 1041400

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from           to

                         Commission file number 1-10841

                             GREYHOUND LINES, INC.
             AND ITS SUBSIDIARIES IDENTIFIED IN FOOTNOTE (1) BELOW (Exact name of registrant as specified in its charter)

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

                       YES   X               NO
                            ---                   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF COMMON STOCK                           OUTSTANDING AT JULY 31, 1997
---------------------                           ----------------------------
     $.01 PAR VALUE                                  59,286,135  SHARES


(1) This Form 10-Q is also being filed by the co-registrants specified under the caption "Co-Registrants", each of which is a wholly-owned subsidiary of Greyhound Lines, Inc. and each of which has met the conditions for filing Form 10-Q in a reduced disclosure format.

CO-REGISTRANTS

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

NAME                                                   COMMISSION              I.R.S. EMPLOYER          STATE
                                                       FILE NO.                IDENTIFICATION           OF
                                                                               NO.                      INCORP

Atlantic Greyhound Lines of Virginia, Inc.             333-27267-01            58-0869571               Virginia

Eagle Bus Manufacturing, Inc.                          333-27267-02            74-2472777               Delaware

FCA Insurance Limited                                  333-27267-03            None                     Bermuda

GLI Holding Company                                    333-27267-04            75-2146309               Delaware

Greyhound De Mexico S.A. De C.V.                       333-27267-05            None                     Republic of
                                                                                                        Mexico

Grupo Centro, Inc.                                     333-27267-06            75-2692522               Delaware

Los Buenos Leasing Co., Inc.                           333-27267-07            85-0434715               New Mexico

Sistema  Internacional  De  Transporte                 333-27267-08            75-2548617               Delaware
De Autobuses, Inc.

T & V Holding Company                                  333-27267-09            75-2238995               Delaware

Texas, New Mexico & Oklahoma Coaches, Inc.             333-27267-10            75-0605295               Texas
1313 13th St.
Lubbock, Texas 79401
(806) 763-5389

T.N.M. & O. Tours, Inc.                                333-27267-11            75-1188694               Texas

Vermont Transit Co., Inc.                              333-27267-12            03-0164980               Vermont
106 Main Street
Burlington, Vermont 05401
(802) 862-9671


As of July 31, 1997, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding; Eagle Bus Manufacturing, Inc. had 1,000 shares of common stock outstanding; FCA Insurance Limited had 120,000 shares of common stock outstanding; GLI Holding Company had 1,000 shares of common stock outstanding; Greyhound De Mexico S.A. De C.V. had 10,000 shares of common stock outstanding; Grupo Centro, Inc. had 1,000 shares of common stock outstanding; Los Buenos Leasing Co., Inc. had 1,000 shares of common stock outstanding; Sistema Internacional De Transporte De Autobuses, Inc. had 1,000 shares of common stock outstanding; T & V Holding Company had 3,000 shares of common stock outstanding; Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding; T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding; and Vermont Transit Co. Inc. had 505 shares of common stock outstanding. None of the above named co-registrants have been subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for ninety days or more.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                 PAGE NO.
                                                                                 --------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements:
             Interim Consolidated Statements of Financial Position as of
               December 31, 1996 and June 30, 1997 (Unaudited) .................    5
             Interim Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 1996 and 1997 (Unaudited) ...    6
             Condensed Interim Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1996 and 1997 (Unaudited) .............    7
             Notes to Interim Consolidated Financial Statements (Unaudited) ....    8

  Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations .........................................   13


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings ....................................................   21

  Item 2. Changes in Securities ................................................   22

  Item 4. Submission of Matters to a Vote of Security Holders ..................   23

  Item 6. Exhibits and Reports on Form 8-K .....................................   24


SIGNATURES .....................................................................   25

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

             INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     DECEMBER 31,   JUNE 30,
                                                                                        1996         1997
                                                                                      ---------    ---------
                                                                                                  (UNAUDITED)
Current Assets
    Cash and cash equivalents .....................................................   $     898    $   1,312
    Accounts receivable, less allowance for doubtful accounts
       of $241 and $234 ...........................................................      32,844       37,926
    Inventories ...................................................................       3,840        3,798
    Prepaid expenses ..............................................................       8,179        5,896
    Assets held for sale ..........................................................       4,224        3,668
    Other current assets ..........................................................      11,329       11,681
                                                                                      ---------    ---------
       Total current assets .......................................................      61,314       64,281

Prepaid Pension Plans .............................................................      24,927       24,927
Property, Plant and Equipment, net of accumulated depreciation
    of $101,901 and $112,036 ......................................................     314,454      314,343
Investments in Unconsolidated Affiliates ..........................................       2,437        5,076
Insurance and Security Deposits ...................................................      76,180       76,083
Goodwill, net .....................................................................         ---          725
Intangible Assets, net of accumulated amortization of $19,105 and $19,337 .........      20,970       27,844
                                                                                      ---------    ---------
       Total assets ...............................................................   $ 500,282    $ 513,279
                                                                                      =========    =========

Current Liabilities
    Accounts payable ..............................................................   $  23,900    $  19,450
    Accrued liabilities ...........................................................      53,500       43,980
    Unredeemed tickets ............................................................       9,523       10,321
    Current portion of reserve for injuries and damages ...........................      19,864       19,864
    Current maturities of long-term debt ..........................................      11,662        4,460
                                                                                      ---------    ---------
       Total current liabilities ..................................................     118,449       98,075
Reserve for Injuries and Damages ..................................................      40,099       37,665
Long-Term Debt ....................................................................     192,581      215,756
Deferred Gains ....................................................................         562          383
Other Liabilities .................................................................       7,710        7,991
                                                                                      ---------    ---------
       Total liabilities ..........................................................     359,401      359,870
                                                                                      ---------    ---------

Commitments and Contingencies (Note 3)
Stockholders' Equity
    Preferred stock (10,000,000 shares authorized; par value $.01) 8 1/2%
       Convertible Exchangeable Preferred Stock (2,400,000 shares issued
           as of June 30, 1997; aggregate liquidation preference $60,000) .........         ---       60,000
       Series A junior preferred stock (500,000 and 1,500,000 shares authorized as of December 31, 1996 and June 30, 1997, respectively;
           par value $.01; none issued)............................................         ---          ---

    Common stock (100,000,000 shares authorized; 58,469,469 and 59,220,280 shares issued as of December 31, 1996 and June 30, 1997 respectively;
       par value $.01) ............................................................         585          592
    Capital in excess of par value ................................................     229,104      227,964
    Retained deficit ..............................................................     (81,237)    (127,576)
    Less:  Unfunded accumulated pension obligation ................................      (6,533)      (6,533)
    Less: Treasury stock, at cost (109,192 shares) ................................      (1,038)      (1,038)
                                                                                      ---------    ---------
       Total stockholders' equity .................................................     140,881      153,409
                                                                                      ---------    ---------
           Total liabilities and stockholders' equity .............................   $ 500,282    $ 513,279
                                                                                      =========    =========


       The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                    ----------------------    ----------------------
                                                      1996         1997         1996         1997
                                                    ---------    ---------    ---------    ---------
                                                          (UNAUDITED)               (UNAUDITED)
OPERATING REVENUES
   Transportation Services
       Passenger services .......................   $ 146,157    $ 154,068    $ 264,900    $ 291,401
       Package express ..........................       8,479        8,146       16,661       15,483
   Food services ................................       5,334        5,305        9,985       10,311
   Other operating revenues .....................      12,286       14,011       22,353       25,483
                                                    ---------    ---------    ---------    ---------
           Total operating revenues .............     172,256      181,530      313,899      342,678
                                                    ---------    ---------    ---------    ---------

OPERATING EXPENSES
   Maintenance ..................................      18,212       18,919       36,314       37,819
   Transportation ...............................      43,298       47,316       80,719       89,482
   Agents' commissions and station costs ........      32,674       34,160       61,685       65,840
   Marketing, advertising and traffic ...........       6,641        6,483       11,828       13,518
   Insurance and safety .........................      11,041       10,478       21,951       20,239
   General and administrative ...................      21,556       21,624       41,422       43,475
   Depreciation and amortization ................       7,386        7,425       14,928       14,967
   Operating taxes and licenses .................      12,286       12,792       24,026       25,251
   Operating rents ..............................      12,763       13,899       24,537       27,785
   Cost of goods sold - food services ...........       3,391        3,282        6,487        6,486
   Other operating expenses .....................       1,856        2,388        3,706        4,555
                                                    ---------    ---------    ---------    ---------
           Total operating expense ..............     171,104      178,766      327,603      349,417
                                                    ---------    ---------    ---------    ---------

OPERATING INCOME (LOSS) .........................       1,152        2,764      (13,704)      (6,739)
Interest Expense ................................       6,637        6,526       13,263       14,112
                                                    ---------    ---------    ---------    ---------
LOSS BEFORE INCOME TAXES ........................      (5,485)      (3,762)     (26,967)     (20,851)
Income Tax Provision ............................          48           86          111          165
                                                    ---------    ---------    ---------    ---------
NET LOSS BEFORE EXTRAORDINARY ITEM ..............      (5,533)      (3,848)     (27,078)     (21,016)
Extraordinary Item ..............................         ---       25,323          ---       25,323
                                                    ---------    ---------    ---------    ---------
NET LOSS ........................................      (5,533)     (29,171)     (27,078)     (46,339)
Preferred Dividends .............................         ---        1,063          ---        1,063
                                                    ---------    ---------    ---------    ---------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ....   $  (5,533)   $ (30,234)   $ (27,078)   $ (47,402)
                                                    =========    =========    =========    =========

Loss Per Share of Common Stock:
   Primary
       Net Loss Attributable to Common Stock-
           holders Before Extraordinary Item ....   $   (0.10)   $   (0.08)   $   (0.47)   $   (0.38)
       Extraordinary Item .......................          --        (0.43)          --        (.043)
                                                    ---------    ---------    ---------    ---------
       Net Loss Attributable to Common
           Stockholders .........................   $   (0.10)   $   (0.51)   $   (0.47)   $   (0.81)
                                                    =========    =========    =========    =========

   Fully Diluted
       Net Loss Attributable to Common Stock-
           holders Before Extraordinary Item ....   $   (0.10)   $   (0.08)   $   (0.47)   $   (0.38)
       Extraordinary Item .......................          --        (0.43)          --        (.043)
                                                    ---------    ---------    ---------    ---------
       Net Loss Attributable to Common
           Stockholders .........................   $   (0.10)   $   (0.51)   $   (0.47)   $   (0.81)
                                                    =========    =========    =========    =========

       The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

            CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                               SIX MONTHS ENDED JUNE 30,
                                                                  1996         1997
                                                                ---------    ---------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .................................................     (27,078)     (46,339)
   Extraordinary Items ......................................         ---       25,323
   Non-cash expenses and gains included in net loss .........      15,888       16,374
   Net change in certain operating assets and liabilities ...     (10,170)     (25,158)
                                                                ---------    ---------
       Net cash used for operating activities ...............     (21,360)     (29,800)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .....................................     (11,434)     (13,879)
   Proceeds from assets sold ................................      12,765        1,414
   Other investing activities ...............................      (1,850)      (2,283)
                                                                ---------    ---------
       Net cash used for investing activities ...............        (519)     (14,748)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on debt and capital lease obligations ...........      (2,164)     (15,402)
   Proceeds from 11.5% Senior Notes and Convertible
   Exchangeable Preferred Stock Issuance ....................         ---      203,399
   Redemption of 10% Senior Notes ...........................         ---     (161,022)
   Retirement of Interest Rate Swap .........................         ---       (3,010)
   Proceeds from issuance of Common Stock ...................         113        1,067
   Net change in revolving credit facility ..................      21,327       19,930
                                                                ---------    ---------
       Net cash provided by financing activities ............      19,276       44,962
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      (2,603)         414
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............       3,494          898
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................   $     891    $   1,312
                                                                =========    =========


       The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1997, and the results of its operations for the three and six months ended June 30, 1996 and 1997 and cash flows for the six months ended June 30, 1996 and 1997. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended June 30, 1997 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1996.

2.  SIGNIFICANT ACCOUNTING POLICIES

LOSS PER SHARE OF COMMON STOCK

Primary loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The calculation of fully diluted loss per share of Common Stock considers the effect of conversion of the Company's 8.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") and 8.5% Convertible Exchangeable Preferred Stock (the "Preferred Stock"). For the three and six months ended June 30, 1996 and 1997, however, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures and Preferred Stock have an antidilutive effect. As a result, these shares are excluded from the final determination of the weighted average shares outstanding at June 30, 1996 and 1997. The weighted average shares outstanding used in the calculation of primary and fully diluted loss per share of Common Stock for the three and six months ended June 30, 1996 and 1997 are as follows:

                          THREE MONTHS ENDED         SIX MONTHS ENDED
                               JUNE 30,                  JUNE 30,
                       -----------------------   -----------------------
                          1996         1997         1996         1997
                       ----------   ----------   ----------   ----------
Primary ............   58,234,926   58,815,097   58,204,186   58,629,786
Fully diluted ......   58,234,926   58,815,097   58,204,186   58,629,786

The Company intends to adopt SFAS No. 128 "Earnings Per Share" (SFAS No. 128) effective December 15, 1997. This statement requires the replacement of primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. The pro forma effect of this adoption will be disclosed in the next applicable quarter in which the Company reports a net income for the period. The calculation of earnings per share under SFAS 128 will have a favorable impact on earnings per share as it excludes potentially dilutive options from the calculation of basic earnings per share. Additionally, the calculation of diluted earnings per share uses the average share price for the period rather than the more dilutive greater of average share price or end of the period price required by Opinion 15. During the second quarter, the earnings per share calculation reflects the pro rata impact of dividends which will accrue to the holders of the Preferred Stock over the period outstanding.

3.  SECURITIES OFFERINGS

On April 16, 1997, the Company completed the sale of two private offerings of its securities. The Company issued $150.0 million aggregate principal amount of 11.5% Senior Notes due 2007 (Senior Notes) and 8.5% Convertible Exchangeable Preferred Stock (Preferred Stock ) with a liquidation preference of $60.0 million. The net proceeds to the Company from the aforementioned Senior Note and Preferred Stock offerings were approximately $203.4 million. In connection with the offerings, the Company retired the 10% Senior Notes due 2001 (the "Old Senior Notes"). As a result of the retirement of the Old Senior Notes and renegotiation of the Revolving Credit Facility (defined herein), the Company recorded an extraordinary loss of $25.3 million. The loss includes $21.3 million to reflect the acceleration of the discount and prepayment premiums on the Old Senior Notes, the acceleration of payments, net of amounts accrued, under the interest rate swap agreements of $2.5 million and the write off of $1.5 million of debt issuance costs related to the prior revolving credit facility.

Senior Notes

The Company's Senior Notes bear interest at the rate of 11.5% per annum, payable each April 15 and October 15 commencing on October 15, 1997. The Senior Notes are redeemable at the option of the Company in whole or in part, at any time on or after April 15, 2002, at redemption prices of 105.750% in 2002, 103.834% in 2003, 101.917% in 2004 and 100% in 2005 and thereafter plus interest. Not withstanding the foregoing, on or prior to April 15, 2000, the Company may redeem up to 35% of the aggregate principal amount of Senior Notes originally issued at a redemption price of 111.5% plus interest with the net cash proceeds of certain equity offerings, provided that at least $97.5 million aggregate principal amount of Senior Notes remains outstanding following each redemption. Upon the change of control of the Company, as defined in the indenture, the Company will be required to make an offer to repurchase all or any part of each holder's Senior Notes at a price equal to 101% of the principal amount thereof plus interest. The Senior Note indenture contains certain covenants that, among other things, will limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, sell assets or enter into certain mergers or consolidations.

Preferred Stock

The Preferred Stock carries a liquidation preference of $25.00 per share plus accumulated and unpaid dividends. Dividends accrue at a rate per annum equal to 8.5% of the liquidation preference per share of Preferred Stock and are payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year commencing August 1, 1997. The Preferred Stock is convertible at any time after July 15, 1997, at the option of the holder thereof, into common stock of the Company at a conversion price of $4.875 per share. The Preferred Stock will be redeemable at the option of the Company in whole or in part, at any time on or after May 3, 2000, at redemption prices of 104.86% in 2000, 103.64% in 2001, 102.43% in 2002, 101.21% in 2003 and 100% in 2004 and thereafter plus accumulated and unpaid dividends. Upon the change of control of the Company, the Company will be required to make an offer to repurchase all or any part of each holder's Preferred Stock at a price equal to 100% of the liquidation preference plus accumulated and unpaid dividends. Subject to certain conditions, the Company may at its option exchange all, but not less than all, of the then outstanding shares of Preferred Stock into 8.5% Convertible Subordinated Debentures due 2009 (the "Exchange Debentures") on any dividend payment date on or after April 16, 1999. Interest on the Exchange Debentures will be payable semi-annually in arrears on May 1 and November 1. The conversion and redemption terms of the Exchange Debentures are similar to the Preferred Stock.

4.  LONG TERM DEBT

During the quarter, the Company renegotiated the terms of its Revolving Credit Facility. The amended facility increased the borrowing availability to $125.0 million and provided a LIBOR-based interest rate option. The Revolving Credit Facility permits the Company to borrow (i) up to $2.5 million based on a formula of eligible accounts receivable, plus (ii) up to $92.5 million based on the value of bus collateral plus (iii) up to $30.0 million (subject to reduction) based on the value of real estate collateral. Borrowings under the Revolving Credit Facility bear interest at a rate equal to the prime rate (8.50% as of July 31) plus .5%, or LIBOR plus 2%. The Credit Facility limits letters of credit and letters of credit guarantees to $35.0 million. Borrowings under the Revolving Credit Facility mature on May 21, 2002. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company. The Revolving Credit Facility is subject to certain operating and financial covenants, including maintenance of a minimum net worth and ratios of cash flow to interest expense and Debt to EBITDA. In addition, non-bus capital expenditures are limited to $30.0 million annually with no spending limitations on bus purchases. As of June 30, 1997, the Company was in compliance with all such covenants.

5.  COMMITMENTS AND CONTINGENCIES

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION.

Between August and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and Old Senior Notes against the Company and certain of its former officers and directors. The suits sought unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that were alleged to have been false and misleading.

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

On October 3, 1996, the Court ruled in favor of the Company and all other defendants, granting defendants' motions to dismiss. Pursuant to the Court's order, the complaints were dismissed, with leave granted to the plaintiffs to refile amended complaints within 20 days thereafter. On October 23, 1996, an amended complaint was tendered to the Court. All seven class representatives involved in the prior complaints were dropped from the case. A new purported class plaintiff, John Clarkson, was named and a motion was filed seeking leave to permit Mr. Clarkson to intervene as the new class representative. The amended complaint alleges a class period of May 4, 1993 to October 26, 1993 and has been brought only on behalf of holders of Common Stock. The amended complaint names the same defendants involved in the dismissed cases (the Company, Messrs. Schmieder, Doyle, Duty and Seaquist and Smith Barney Incorporated); no new defendants were added and none were dropped. In December 1996, the defendants filed responses to plaintiff's motion for intervention. In January 1997, the plaintiff filed a reply brief. Therefore, all briefing regarding the intervention has been completed and the matter is awaiting a ruling by the Court. The Court has advised the parties that no responsive pleading need be filed to the amended complaint until such time as the Court rules on the motion for intervention filed by Mr. Clarkson.

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

In May 1995, a lawsuit was filed on behalf of two individuals, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit sought unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Ohio, was styled James Illius and Theodore J. Krawec v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 1-95-CV-1140. The defendants filed a motion to transfer venue seeking to have the case transferred to the United States District Court for the Northern District of Texas where the class action litigation described above was pending. In September 1995, the defendants' motion was granted, and the matter was transferred and was consolidated into the class action litigation described above.

On October 29, 1996, a purported class action lawsuit was brought by a purported holder of Common Stock against the Company, certain of its former officers and directors and Smith Barney and Morgan Stanley & Company, Inc. The suit seeks unspecified damages for alleged federal and Texas state securities laws violations in connection with a Common Stock offering made by the Company in May 1993. The suit, filed in the 44th Judicial District Court of Dallas County, Texas, is styled John Clarkson v. Greyhound Lines, Inc., Frank Schmieder, J. Michael Doyle, Robert R. Duty, Don T. Seaquist, Smith Barney, Inc. and Morgan Stanley & Company, Inc., Case No. 96-11329-B. Plaintiff, John Clarkson, is the same individual who seeks to intervene in the Federal Court class action litigation described above, and the same law firms have appeared for the plaintiff in both cases. On December 20, 1996, the defendants filed their answers to the lawsuit and pleas in abatement asking the Court to stay all proceedings pending resolution of the intervention motion and Federal Court class action lawsuit. On February 28, 1997, the suit was transferred to a different judge in the 68th Judicial District Court in Dallas. On March 28, 1997, the Court denied the defendants' pleas in abatement requesting the stay. The parties are currently engaged in the discovery process. The court has made an initial trial setting for this case of October 14, 1997. It is unlikely that the parties will complete the pre-trial process by this date and thus the trial date is expected to be continued.

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

ENVIRONMENTAL MATTERS

The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 48 locations have been identified as sites requiring potential clean-up and/or remediation as of June 30, 1997. The Company has estimated the clean-up and/or remediation costs of these sites to be $3.7 million, of which approximately $0.7 million is indemnifiable by the predecessor owner of Greyhound's domestic bus operations now known as Viad Corp. The Company has no reason to believe that Viad Corp will not fulfill its indemnification obligations to the Company. However, if Viad Corp does not fulfill such obligations, the Company could have liability with respect to those matters. Additionally, the Company has a potential liability with respect to two locations which the EPA has designated Superfund sites. The Company as well as other parties designated by the EPA as potentially responsible parties face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a total environmental reserve of $3.0 million at June 30, 1997, a portion of which has also been recorded as a receivable from Viad Corp for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. As of the date of this filing, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 84.9%, 4.5% and 2.9%, respectively, of the Company's total operating revenues for the three months ended June 30, 1997 and 85.1%, 4.5% and 3.0%, respectively for the six months ended June 30, 1997. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,100 buses and approximately 1,500 sales outlets.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenues for the three and six months ended June 30, 1996 and 1997:

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30,              JUNE 30,
                                                   ------------------     ----------------
                                                    1996       1997       1996       1997
                                                   ------     ------     ------     ------
Operating Revenues
  Transportation services
       Passenger services ......................     84.9%      84.9%      84.4%      85.1%
       Package express .........................      4.9        4.5        5.3        4.5
  Food services ................................      3.1        2.9        3.2        3.0
  Other operating revenues .....................      7.1        7.7        7.1        7.4
                                                   ------     ------     ------     ------
           Total operating revenues ............    100.0      100.0      100.0      100.0
Operating Expenses
  Maintenance ..................................     10.6       10.4       11.5       11.1
  Transportation ...............................     25.1       26.1       25.7       26.1
  Agents' commissions and station costs ........     18.9       18.8       19.6       19.2
  Marketing, advertising and traffic ...........      3.9        3.6        3.8        3.9
  Insurance and safety .........................      6.4        5.8        7.0        5.9
  General and administrative ...................     12.5       11.9       13.2       12.7
  Depreciation and amortization ................      4.3        4.1        4.8        4.4
  Operating taxes and licenses .................      7.1        7.0        7.7        7.4
  Operating rents ..............................      7.4        7.7        7.8        8.1
  Cost of good sold - food services ............      2.0        1.8        2.1        1.9
  Other operating expenses .....................      1.1        1.3        1.2        1.3
                                                   ------     ------     ------     ------
           Total operating expenses ............     99.3       98.5      104.4      102.0
                                                   ------     ------     ------     ------
Operating Income (Loss) ........................      0.7        1.5       (4.4)      (2.0)
Interest Expense ...............................      3.9        3.6        4.2        4.1
                                                   ------     ------     ------     ------
Net Loss Before Extraordinary Item .............     (3.2)      (2.1)      (8.6)      (6.1)
Extraordinary Item .............................      0.0       14.0        0.0        7.4
                                                   ------     ------     ------     ------
Net Loss........................................     (3.2)     (16.1)      (8.6)      (13.5)
Preferred Dividends ............................      0.0        0.6        0.0        0.3
                                                   ------     ------     ------     ------
Net Loss Attributable to Common Stockholders ...     (3.2)     (16.7)      (8.6)     (13.8)
                                                   ======     ======     ======     ======

The following table sets forth certain operating data for the Company for the three and six months ended June 30, 1996 and 1997. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                             JUNE 30,             PERCENTAGE           JUNE 30,            PERCENTAGE
                                        1996         1997           CHANGE       1996           1997         CHANGE
                                      ----------   ----------     ---------   ----------    ----------      --------
Regular Service Miles (000's)             63,413       68,076          7.4       120,958       130,799           8.1
Total Bus Miles (000's)                   65,521       70,179          7.1       123,989       134,159           8.2
Passenger Miles (000's)                1,504,231    1,643,309          9.2     2,756,228     3,134,274          13.7
Passengers Carried (000's)                 4,407        4,720          7.1         8,310         9,183          10.5
Average Trip Length (passenger               341          348          2.1           332           341           2.7
   miles/ passengers carried)
Load (avg. number of passengers per         23.7         24.1          1.7          22.8          24.0           5.3
   regular service mile)
Load Factor (% of available seats           51.6         52.5          1.7          49.5          52.1           5.3
   filled)
Yield (regular route                  $   0.0972   $   0.0938         (3.5)   $   0.0961    $   0.0930          (3.2)
   revenue/passenger miles)
Total Revenue Per Total Bus Mile            2.63         2.59         (1.5)         2.53          2.55           0.8
Operating Income (Loss) Per Total           0.02         0.04        100.0         (0.11)        (0.05)         54.5
   Bus Mile
Cost Per Total Bus Mile:
   Maintenance                        $    0.278   $    0.270         (2.9)   $    0.293    $    0.282          (3.8)
   Transportation                          0.661        0.674          2.0         0.651         0.667           2.5

SECOND QUARTER 1997 AND 1996 RESULTS OF OPERATIONS

Operating Revenues. Total operating revenues increased $9.3 million (or 5.4%) and $28.8 million (or 9.2%) for the three and six months ended June 30, 1997, compared to the same periods in 1996. Transportation service revenues increased $7.6 million (or 4.9%) and $25.3 million (or 9.0%) for the second quarter and first half of 1997 compared to the same periods in 1996. The increased revenues are primarily due to a $7.9 million (or 5.4%) and $26.5 million (or 10.0%) increase in regular route revenues for the three and six months ended June 30, 1997. This increase is offset in part by a $0.3 million (or 3.9%) and $1.2 million (or 7.1%) decrease in package express revenues for the three and six months ended June 30, 1997, compared to the same periods in 1996. The 5.4% and 10.0% increases in regular route revenues for the three and six months ended June 30, 1997, compared to the same periods in 1996 reflect a 7.1% and 10.5% increase in the number of passengers carried for the second quarter and first half of 1997 compared to the same periods in 1996. The growth in passengers is driven by core growth in all trip lengths as well as incremental growth from promotional fares and increased advertising. Passengers carried increased despite readily available discount airfares through the summer and the inclusion of most of the Fourth of July holiday travel in the second quarter of 1996. The 3.5% and 3.2% decrease in yield for the three and six months ended June 30, 1997, compared to the same periods in 1996 reflects the impact of both the longer average trip lengths and more extensive promotional fare offerings in 1997.

Package express revenues have been declining, most recently due to the effects of decreases in regular service miles operated during 1992 and 1993, a reduction in the number of pickup and delivery agents and the reduction in 1994 of the number of hours that the Company's terminals were open. The impact of these reductions was a substantial reduction in convenience for many customers who used the Company's package express service which resulted in a loss of customers that have not been regained. In 1996, the Company increased its focus on the package express business in an effort to reverse the decline in package express service revenues. In addition to the increased schedule offerings added in 1995 and 1996, the Company has implemented increased hours of service, improved billing and added more convenient schedules. In addition, in select markets, the Company has implemented a centralized telephone customer service department dedicated to package express service. The Company is also pursuing alliances with courier service networks which would enhance its existing pickup and delivery relationships and leverage the Company's low incremental costs of providing point to point service with the customer convenience of increased pickup and delivery service. As a result, the year over year decline reflected in the three months ended June 30, 1997 is substantially reduced from declines experienced during the previous four years.

Food Service revenues remained relatively flat at $5.3 million during the second quarter of 1997 versus 1996, despite increased passenger counts, due to the conversion of many locations to a convenience store concept which resulted in increases in sales of retail products (including food products that replaced the source of food service revenues) which is reported as other operating revenues. For the six months ended June 30, 1997, Food Service revenues increased $0.3 million (or 3.3%) due primarily to the general increase in passenger activity.

Other operating revenues, consisting primarily of revenue from charter and in-terminal sales and services, increased $1.7 million (or 14.0%) and $3.1 million (or 14.0%) for the three and six months ended June 30, 1997, compared to the same periods in 1996 due primarily to an increase in charter service revenues as well as an increase in revenues from other in-terminal services, such as calling card sales, prepaid ticket orders and increased sales of other retail products (including "convenience store" type food products mentioned above).

Operating Expenses. Total operating expenses increased $7.7 million (or 4.5%) and $21.8 million (or 6.7%) for the three and six months ended June 30, 1997, compared to the same periods in 1996. The increase is due primarily to an increase in bus miles operated (7.1% and 8.2%, respectively), an increase in driver related expenditures primarily due to higher driver wages and training, an increase in station expenses primarily due to higher terminal salaries and ticket commissions paid and increased operating and casual bus rentals. Despite these increases, total operating expenses as a percent of total operating revenues declined by approximately 1.0% and 2.0% for the second quarter and first half of 1997 compared to the same periods in 1996.

Maintenance costs increased $0.7 million (or 3.9%) and $1.5 million (or 4.1%) for the three and six months ended June 30, 1997, compared to the same periods in 1996 due to an increase in bus miles (7.1% and 8.2%, respectively) which was partially offset by a (2.9% and 3.8%, respectively) decrease in maintenance costs per bus mile. As a percentage of total operating revenues, maintenance costs decreased to 10.4% and 11.1%, respectively for the second quarter and first half of 1997 from 10.6% and 11.5% for the same periods in 1996. The Company intends to continue to manage the average age of its fleet in order to increase the reliability of its service while reducing overall costs.

Transportation expenses, which consist primarily of driver wages and fuel costs, increased $4.0 million (or 9.3%) and $8.8 million (or 10.9%) for the three months and six months ended June 30, 1997, compared to the same periods in 1996 due to the increase in bus miles (7.1% and 8.2 %, respectively) and an increase in transportation expenses per bus mile (2.0% and 2.5%, respectively). Transportation expenses per mile increased primarily due to an annual contractual pay increase for drivers and an increase in other driver related expenses related to increased miles. As a percentage of total operating revenue, transportation expenses increased to 26.1% for the three and six months ended June 30, 1997 from 25.1% and 25.7% for the same periods in 1996 primarily due to reflecting the impact of contractual wage increases which were only partially offset by lower fuel prices.

Agents' commissions and station costs increased $1.5 million (or 4.5%) and $4.2 million (or 6.7%) for the three and six months ended June 30, 1997, compared to the same periods in 1996 primarily due to commissions associated with increased ticket sales and the addition of and pay increases for terminal staff since the first quarter of 1996. Increased costs associated with higher customer fare and schedule call volumes (up 23.0% and 27.2%, respectively) were entirely offset by lower long distance telephone rates and cost savings from the conversion of calls handled by a third-party provider of telephone customer services into company operated facilities. As a percentage of total operating revenue, agents' commissions and station costs decreased to 18.8% and 19.2% for the three and six months ended June 30, 1997 from 18.9% and 19.6% for the same periods in 1996.

Marketing, advertising and traffic expenses decreased $0.2 million (or 2.4%) and increased $1.7 million (or 14.3%) for the three and six months ended June 30, 1997, compared to the same periods in 1996. As part of the Company's growth strategy, the Company expects to maintain its advertising campaign throughout the year, thereby resulting in increased advertising expenditures in 1997 when compared to the prior year. As a percentage of total operating revenue, marketing, advertising and traffic costs increased to 3.6% and 3.9% for the three and six months ended June 30, 1997 from 3.9% and 3.8% for the same periods in 1996.

Insurance and safety costs decreased $0.6 million (or 5.1%) and $1.7 million (or 7.8%) for the three and six months ended June 30, 1997, compared to the same periods in 1996 due to the continued favorable claims experience as a result of the Company's increased focus on claims management and risk reduction programs which was partially offset by increased exposure relating to the increase in bus miles (7.1% and 8.2%, respectively). As a percentage of total operating revenue, insurance and safety costs decreased to 5.8% and 5.9% for the three and six months ended June 30, 1997 from 6.4% and 7.0% for the same periods in 1996.

General and administrative expenses remained relatively flat during the second quarter and increased $2.1 million (or 5.0%) for the six months ended June 30, 1997 compared to the same periods in 1996 due to additions to administrative personnel during late 1996 and increased benefit costs Company-wide. These increases were partially offset by a decrease in legal expenses because of a reduction in pending lawsuits when compared to the prior year. As a percentage of total operating revenues, general and administrative expenses decreased to 11.9% and 12.7% for the three and six months ended June 30, 1997 from 12.5% and 13.2% for the same periods in 1996.

Operating taxes and license costs increased $0.5 million, (or 4.1%) and $1.2 million (or 5.1%) for the three and six months ended June 30, 1997, compared to the same periods in 1996 primarily due to increased fuel and oil taxes resulting from an increase in total bus miles (7.1% and 8.2%, respectively) and an increase in payroll taxes related to increased business volume. As a percentage of total operating revenue, operating taxes and license costs decreased to 7.0% and 7.4% for the three and six months ended June 30, 1997 from 7.1% and 7.7% for the same periods in 1996.

Operating rents increased $1.1 million (or 8.9%) and $3.2 million (or 13.2%) for the three and six months ended June 30, 1997, compared to the same periods in 1996 primarily due to an increase in the number of buses leased under operating leases in 1997 and an increase in casual bus rentals related to the strong 1996 Christmas travel which caused increased rentals in early 1997 compared to 1996. A portion of the increase in bus operating lease expense is due to the sale-leaseback of 51 buses under operating leases in April 1996. The increase is primarily offset by a reduction in depreciation and interest expense. As a percentage of total operating revenue, operating rents increased to 7.7% and 8.1% for the three and six months ended June 30, 1997 from 7.4% and 7.8% for the same periods in 1996.

Other operating expenses increased $0.5 million (or 28.7%) and $0.8 million (or 22.9%) for the three and six months ended June 30, 1997, compared to the same periods in 1996 due, in part, to an increase in food service costs related to higher retail sales (reflected in other operating revenues). As a percentage of total operating revenue, other operating expenses increased to 1.3% for the three and six months ended June 30, 1997 from 1.1% and 1.2% for the same periods in 1996.

Interest expense decreased $0.1 million (or 1.7%) and increased $0.8 million (or 6.4%) for the three and six months ended June 30, 1997, compared to the same periods in 1996 as a result of the renegotiation of lower interest rates under the Revolving Credit Facility, termination of the interest rate swap agreements and payment of bus obligations partially offset by increased interest resulting from three capital leases for 77 buses initiated in December 1996. Year to date, however, increased borrowings on the revolver more than offset the reduced interest expense resulting from the second quarter refinancing transactions described above. As a percentage of total operating revenue, interest expense decreased to 3.6% and 4.1% for the three and six months ended June 30, 1997 from 3.9% and 4.2% for the same periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions, to meet debt service requirements, including the payment of principal and interest on borrowings under the Revolving Credit Facility and interest on the Senior Notes and to pay quarterly dividends on the Preferred Stock. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future.

Net cash used for operating activities increased $8.4 million, or 39.5% to $29.8 million in 1997 from $21.4 million in 1996. The increase in cash used for operating activities is primarily due to a reduction of payments in process and the payment of accrued interest related to the Old Senior Notes. Net cash used for investing activities increased $14.2 million, or 2741.6% to $14.7 million in 1997 from

$0.5 million in 1996, principally due to a $2.4 million increase in capital expenditures and $11.8 million in other transactions including additional proceeds from assets sold in 1996 offset by investments in 1997 related to a less than wholly owned subsidiary. Net cash provided by financing activities increased $25.7 million, or 133.3% to $45.0 million in 1997 from $19.3 million in 1996. This increase can be attributed to proceeds from the securities offerings, offset by the redemption of the Old Senior Notes and the payment of bus financing obligations.

As part of its operating strategy, the Company anticipates that it will continue to make significant capital investments in order to maintain and, where appropriate, make improvements and upgrades to its infrastructure, including its bus fleet, terminals and computer systems. The Company's experience indicates that as the age of its bus fleet increases (at June 30, 1997, the average age of the Company's bus fleet was 6.3 years), the dependability and quality of service declines, which may make the Company less competitive. In addition, the Company believes that acquiring new buses and improving the Company's terminals and computer systems will permit the Company to continue to improve customer service, which the Company believes has contributed significantly to its improved operating results in 1995, 1996 and the first six months of 1997. The Company estimates that capital expenditures for 1997 will total approximately $21.6 million, excluding the acquisitions of five bus terminals the Company intends to purchase (see further discussion in the Securities Offerings section), and excluding bus acquisitions. The Company currently maintains a fleet of approximately 2,100 buses comprised of approximately 1300 leased and 800 owned buses. The Company has placed an order for 147 new buses having an estimated aggregate purchase price of $38.2 million during the remainder of 1997, a majority of which are expected to be financed through capital or operating leases.

The Company generally uses lease financing with purchase options as the principal source of bus financing in order to achieve the lowest net cost of bus financing. Depending on the specific terms of a lease, such a lease may be accounted for as either an operating or capital lease. The Company also acquires buses outright and at times purchases buses and subsequently engages in sale-leaseback transactions with respect to such buses.

The Company requires significant cash flows to meet its debt service and other continuing obligations. As of June 30, 1997, the Company had $215.8 million of long-term indebtedness outstanding, including $30.6 million of borrowings under the Revolving Credit Facility (but excluding $21.1 million of issued and undrawn standby letters of credit). In addition, as of June 30, 1997, the Company had total availability of $59.1 million under the Revolving Credit Facility.

During the quarter, the Company renegotiated the terms of its Revolving Credit Facility. The amended facility increased the borrowing availability to $125.0 million and provided a LIBOR-based interest rate option which is expected to reduce annual interest expense by approximately $.5 million. The Revolving Credit Facility permits the Company to borrow (i) up to $2.5 million based on a formula of eligible accounts receivable, plus (ii) up to $92.5 million based on the value of bus collateral plus (iii) up to $30.0 million (subject to reduction) based on the value of real estate collateral. Borrowings under the Revolving Credit Facility bear interest at a rate equal to the prime rate (8.50% as of July 31) plus .5%, or LIBOR plus 2%. The Credit Facility limits letters of credit and letters of credit guarantees to $35.0 million. Borrowings under the Revolving Credit Facility mature on May 21, 2002. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company. The Revolving Credit Facility is subject to certain operating and financial covenants, including maintenance of a minimum net worth and ratios of cash flow to interest expense and Debt to EBITDA. In addition, non-bus capital expenditures are limited to $30.0 million annually with no spending limitations on bus purchases. As of June 30, 1997, the Company was in compliance with all such covenants.

As of June 30, 1997, the Company had not entered into any new hedging agreements regarding interest rate risk. From the proceeds of the Securities Offerings detailed in the next paragraph, the Company has retired its two existing interest rate swap agreements effective April 30, 1997, for $3.0 million. Management does not presently plan to enter into any additional interest rate hedging instruments in the future.

The Company has entered into two advance purchase commitments for fuel. Under these agreements the Company agrees to take delivery of fuel at a specific location at a fixed price at a specific date in the future. The agreements have been entered into with two suppliers for approximately 35% of 1997 projected bulk fuel needs at an average price per gallon of $0.6523. Management believes that this strategy is a conservative method to hedge against fuel price fluctuations.

SECURITIES OFFERINGS

On April 16, 1997, the Company completed the sale of two private offerings of its securities. The Company issued $150.0 million aggregate principal amount of Senior Notes and a new class of Preferred Stock with a $60.0 million liquidation preference. On May 16, 1997, the Company filed with the SEC a registration statement on Form S-3, subsequently declared effective June 30, 1997, relating to resale by certain purchasers of the Preferred Stock of their shares of Preferred Stock acquired in the private offering. Further, on June 30, 1997, the Company offered to exchange the series of Senior Notes issued in the private offering (the "Series A Senior Notes") for an identical series of Senior Notes registered with the SEC on Form S-4, (the "Series B Senior Notes"). On August 7, 1997, the Company accepted all $150 million aggregate principal amount of the Series A Senior Notes outstanding in exchange for the issuance of a like principal amount of the Series B Senior Notes.

The net proceeds to the Company from the aforementioned Senior Note and Preferred Stock Offerings were approximately $203.4 million (after deducting discounts, commissions and offering expenses). The net proceeds of both offerings were used to (i) retire the Company's 10% Senior Notes due 2001, (ii) fund the acquisition of Carolina Trailways for $24.5 million (including the repayment of debt of Carolina Trailways); and (iii) retire certain interest rate swap agreements entered into by the Company for $3.0 million. The remaining net proceeds were used to repay borrowings under the Revolving Credit Facility and other bus obligations. The original "use of proceeds" from these offerings intended $6.7 million to be used to acquire four bus terminals. The terms of the purchase have since been modified, and the Company is currently in negotiations with Viad Corp to purchase five terminals (the aforementioned terminals plus an additional terminal). The final agreement may result in the purchase of all, some, or none of the terminals with renewal of lease terms as a possible option (if the terminals are not purchased).

During the quarter, the company recorded an extraordinary loss of $25.3 million primarily related to the redemption of the 10% Senior Notes. The loss includes $21.3 million to reflect the acceleration of the discount for the 10% Senior Notes and prepayment premiums related to the redemption of the 10% Senior Notes. Another component reflects the acceleration of payments less amounts accrued under the interest rate swap agreements for $2.5 million. Lastly, as part of the renegotiation of the Credit Facility, the Company wrote-off $1.5 million in debt issuance costs related to the prior revolving credit facility.

On July 9, 1997, the Company completed its acquisition of Carolina Trailways, a Mid-Atlantic bus carrier, for the purchase price of $24.5 million comprised of $20.4 million in cash and the payment of $4.1 million of indebtedness and the issuance of $0.75 million in Common Stock of the Company.

On May 27, 1997, the Company agreed to acquire Valley Transit, a South Texas bus carrier, for a purchase price of $19.0 million. The Surface Transportation Board (STB) tentatively approved this transaction on July 3, 1997. Subject to final STB approval, this purchase is expected to be completed by the end of August.

SUBSTANTIAL LEVERAGE

The Company has consolidated indebtedness that is substantial in relation to its stockholders' equity. As of June 30, 1997, the Company had outstanding consolidated long-term indebtedness (including current portions) of approximately $220.2 million and total stockholders' equity of approximately $153.4 million.

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

SELF INSURANCE

The Company maintains cash deposits held for insurance claims and bus lease collateral, which as of June 30, 1997 aggregated approximately $82.5 million, including the following deposits. The Company maintains $15.0 million on deposit in a trust fund to support its self-insurance program pursuant to the Surface Transportation Board's approval of such program. Due to a decrease in pending claims and the Company's recent claims history, the Company's carriers reduced the level of cash required to be pledged by $8.5 million in April 1995, $14.0 million in December 1995, and $3.8 million in December 1996. As of June 30, 1997, the Company had pledged $32.9 million in cash to secure its liability insurance obligations. Depending on the Company's future claims history and the policies of its insurance carriers, such carriers could increase or decrease the amount of collateral that the Company is obligated to pledge to secure its liability insurance obligations. The Company also has deposits of $32.9 million pledged as collateral in connection with the sale and leaseback of 490 buses in 1993 and the first quarter of 1994.

As of June 30, 1997, the Company had not experienced any adverse trends involving differences in claims experience when compared to claims estimates for self-insured risk and had adequate self-insurance accruals for claim amounts. These accruals are based upon actuarial estimates which are reflected on the Company's balance sheet. Depending on the Company's future claims history, the loss of self-insurance authority from the STB or a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a materially adverse effect on the Company's financial condition.

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

LITIGATION

The Company is a party to various lawsuits the outcome of which, if adverse to the Company, could have a material adverse effect on its business, financial condition, results of operations and liquidity.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August 1994 to December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and Old Senior Notes against the Company and certain of its former officers and directors. The suits seek unspecified damages for securities laws violations. In November 1994, a shareholder derivative lawsuit was filed against present directors and former officers and directors of the Company and the Company as a nominal defendant. In October 1996, a purported class action lawsuit was filed by a purported owner of the Company's Common Stock in the State Court of Texas. In addition, in January 1995 the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain other parties. See Note 3 to the Interim Consolidated Financial Statements for the three and six months ended June 30, 1997, included elsewhere in this filing.

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

ITEM 2.  CHANGES IN SECURITIES

On April 16, 1997, the Company completed the sale pursuant to a private offering of $60 million aggregate liquidation value of its Preferred Stock. Such securities were sold initially to Bear, Stearns & Co. Inc. and were subsequently sold by Bear Stearns to persons believed by it to be qualified institutional buyers and to a limited number of accredited investors who made certain representations and agreed to certain restrictions on the transfer of the securities purchased by them detailed in the Offering Memorandum for the Preferred Stock. Bear Stearns received discounts and commissions in an amount of $1,950,000 in connection with the offering of the Preferred Stock. The Preferred Stock which has a liquidation preference of $25.00 per share is convertible into common stock, par value $.01 per share, of the Company at a conversion price, subject to adjustment, of $4.875 per share of common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ELECTIONS OF DIRECTORS

On May 20, 1997, at the Company's annual stockholders' meeting, Mr. Richard J. Caley, Ms. Linda Chavez and Mr. A.A. Meitz were each elected to serve a Class III directors for three-year terms. In each case, the election was determined by a plurality vote. Total stockholder votes for and withheld on the elections of Mr. Caley were 49,952,115 and 1,118,123, respectively. Total stockholder votes for and withheld on the election of Ms. Chavez were 49,927,425 and 1,142,813, respectively. Total stockholder votes for and withheld on the election of Mr. Meitz were 49,954,819 and 1,115,419, respectively. Mr. Thomas
G. Plaskett, Mr. Craig R. Lentzsch and Mr. Frank L. Nageotte continue to serve as Class I directors until their terms expire in 1998. Dr. Alfred E. Osborne, Jr., Mr. Stephen M. Peck and Mr. Ernest P. Werlin continue to serve as Class II directors until their terms expire in 1999.

APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors appointed Arthur Anderson LLP as independent public accountants to examine the Company's financial statements for the fiscal year ending December 31, 1997, effective upon ratification by the shareholders of such appointment. Although shareholder ratification is not required for the selection of Arthur Andersen LLP, since the Board of Directors has the responsibility for the selection of the Company's independent auditors and such ratification will not obligate the Company to continue the services of such firm, the Board of Directors submitted the selection for ratification by Company shareholders. On May 20, 1997, at the Company's annual stockholders' meeting, the appointment of Arthur Andersen LLP to serve as independent public accountants was ratified by a majority vote of the stockholders present or represented at the meeting and entitled to vote. Total votes for, against and abstentions were 50,740,136, 95,627 and 234,375, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

4.1 - Amended and Restated Rights Agreement, dated as of April 8, 1997, between the Registrant and Mellon Securities Trust Company, as Rights Agent. (1)

4.2 - Indenture, dated April 16, 1997, by and among the Company, the Guarantors and PNC Bank, N.A., as Trustee. (2)

4.3 - First Supplemental Indenture dated as of July 9,1997, between the Registrant and PNC Bank, N.A., as Trustee. (7)

4.4  - Form of 11 1/2% Series A Senior Note due 2007. (2)

4.5  - Form of 11 1/2% Series B Senior Note due 2007. (4)

4.6  - Form of Guarantee of 11 1/2% Series A and Series B Senior Notes. (4)

4.7 - Indenture dated April 16, 1997 by and between the Company and U.S. Trust of Texas, N.A., as Trustee. (3)

4.8 - Certificates of Designation for the 8 1/2% Convertible Exchangeable Preferred Stock. (5)

10.1 - Third Amended and Restated Loan and Security Agreement dated as of May 21, 1997 by and between Greyhound Lines, Inc. and Foothill Capital Corporation and BankBoston. (7)

11.1 - Computation of Registrant's earnings per share for the three and six months ended June 30, 1996. (6)

11.2 - Computation of Registrant's earnings per share for the three and six months ended June 30, 1997. (7)

27   - Financial Data Schedule as of and for the six months ended June 30,
       1997. (7)


-------------------------------------------------------------------------------

(1) Incorporated by reference from the Registrant's Report on Form 8-K regarding the Rights Agreement dated April 8, 1997.

(2) Incorporated by reference from the Company's Registration Statement on Form S-4 regarding the Company's 11 1/2% Series B Senior Notes due 2007

(3) Incorporated by reference from the Company's Registration Statement on Form S-3 regarding the Company's 8 1/2% Convertible Exchangeable Preferred Stock, Common Stock and 8 1/2% Convertible Subordinated Debentures due 2009.

(4)  Incorporated by reference from Amendment 1 to Form S-4 filed on June 27,
     1997.

(5)  Incorporated by reference from Amendment 1 to Form S-3 filed on June 27,
     1997.

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(7)  Filed herewith.

(b)  REPORTS ON FORM 8-K

     During the quarter ended June 30, 1997, the Company filed current reports on Form 8-K with the Securities and Exchange Commission. The Company filed a Form 8-K on April 8, 1997, in order to report the amendment of the Rights Agreement, dated as of March 22, 1994 between the Company and Mellon Securities Trust Company. The Company also filed a Form 8-K on April 28, 1997 containing final pro forma financial statements giving effect to the Company's concurrent offerings of $150 million aggregate principal amount of its Senior Notes and of its Preferred Stock with a $60 million liquidation preference.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 1997


                                      GREYHOUND LINES, INC.

                                      By: /s/ STEVEN L. KORBY
                                          ------------------------------------
                                          Steven L. Korby
                                          Executive Vice President and
                                          Chief Financial Officer

                                          (Duly Authorized Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                      ATLANTIC GREYHOUND LINES OF
                                      VIRGINIA, INC.

                                      By: /s/ STEVEN L. KORBY
                                          ------------------------------------
                                          Steven L. Korby
                                          Executive Vice President and
                                          Chief Financial Officer

                                      EAGLE BUS MANUFACTURING, INC.

                                      By: /s/ STEVEN L. KORBY
                                          ------------------------------------
                                          Steven L. Korby
                                          Executive Vice President and
                                          Chief Financial Officer and Treasurer

                                      FCA INSURANCE LIMITED

                                      By: /s/ STEVEN L. KORBY
                                          ------------------------------------
                                          Steven L. Korby
                                          Treasurer

                                      GLI HOLDING COMPANY

                                      By: /s/ STEVEN L. KORBY
                                          ------------------------------------
                                          Steven L. Korby
                                          Executive Vice President and
                                          Chief Financial Officer and Treasurer

                                      GREYHOUND DE MEXICO S.A. DE C.V.

                                      By: /s/ STEVEN L. KORBY
                                          ------------------------------------
                                          Steven L. Korby
                                          Treasurer

                                      GRUPO CENTRO, INC.

                                      By: /s/  STEVEN L. KORBY
                                          ------------------------------------
                                          Steven L. Korby
                                          Executive Vice President and
                                          Chief Financial Officer and Treasurer

                                      LOS BUENOS LEASING CO., INC.

                                      By: /s/  RALPH J. BORLAND
                                          ------------------------------------
                                          Ralph J. Borland
                                          President and
                                          Chief Executive Officer and
                                          General Manager

                                      SISTEMA INTERNACIONAL DE
                                      TRANSPORTE DE AUTOBUSES, INC.

                                      By: /s/  STEVEN L. KORBY
                                          ------------------------------------
                                          Steven L. Korby
                                          Executive Vice President and
                                          Chief Financial Officer and Treasurer

                                      T & V HOLDING COMPANY

                                      By: /s/  STEVEN L. KORBY
                                          ------------------------------------
                                          Steven L. Korby
                                          Executive Vice President and
                                          Chief Financial Officer and Treasurer

                                      TEXAS, NEW MEXICO & OKLAHOMA
                                      COACHES, INC.

                                      By: /s/  STEVEN L. KORBY
                                          ------------------------------------
                                          Steven L. Korby
                                          Executive Vice President and
                                          Chief Financial Officer

                                      T.N.M. & O. TOURS, INC.

                                      By: /s/  STEVEN L. KORBY
                                          ------------------------------------
                                          Steven L. Korby
                                          Executive Vice President and
                                          Chief Financial Officer

                                      VERMONT TRANSIT CO., INC.

                                      By: /s/  STEVEN L. KORBY
                                          ------------------------------------
                                          Steven L. Korby
                                          Executive Vice President and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
4.3  - First Supplemental Indenture dated as of July 9,1997, between the
       Registrant and PNC Bank, N.A., as Trustee.

10.1 - Third Amended and Restated Loan and Security Agreement dated as of May
       21, 1997 by and between Greyhound Lines, Inc. and Foothill Capital
       Corporation and BankBoston.

11.2 - Computation of Registrant's earnings per share for the three and six months ended June 30, 1997.

27   - Financial Data Schedule as of and for the six months ended June 30,
       1997.