Form 10-Q
period 1997-09-30
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; EAGLE BUS MANUFACTURING INC; FCA INSURANCE LTD; GREYHOUND DE MEXICO SA DE CV; GRUPO CENTRO INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; T&V HOLDING CO; TEXAS NEW MEXICO & OKLAHOMA COACHES INC
filed 1997-11-13
CIK 813040, 813041, 1041393, 1041394, 1041395, 1041396, 1041397, 1041398, 1041399, 1041400

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _______


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

                        YES [X]                        NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS OF COMMON STOCK             OUTSTANDING AT NOVEMBER 10, 1997
        ---------------------             --------------------------------
           $.01 PAR VALUE                        59,325,022 SHARES


(1) This Form 10-Q is also being filed by the co-registrants specified under the caption "Co-Registrants", each of which is a wholly-owned subsidiary of Greyhound Lines, Inc. and each of which has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q for filing Form 10-Q in a reduced disclosure format.

CO-REGISTRANTS

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

                                                                                   I.R.S. EMPLOYER
                                                             COMMISSION            IDENTIFICATION       STATE OF
NAME                                                          FILE NO.                   NO.             INCORP.
----                                                         ----------            ---------------     ----------
Atlantic Greyhound Lines of Virginia, Inc.                  333-27267-01             58-0869571         Virginia

Eagle Bus Manufacturing, Inc.                               333-27267-02             74-2472777         Delaware

FCA Insurance Limited                                       333-27267-03                None            Islands of Bermuda

GLI Holding Company                                         333-27267-04             75-2146309         Delaware

Greyhound de Mexico S.A. de C.V.                            333-27267-05                None            Republic of Mexico

Grupo Centro, Inc.                                          333-27267-06             75-2692522         Delaware

Los Buenos Leasing Co., Inc.                                333-27267-07             85-0434715         New Mexico

Sistema Internacional de Transporte de Autobuses, Inc.      333-27267-08             75-2548617         Delaware

T & V Holding Company                                       333-27267-09             75-2238995         Delaware

Texas, New Mexico & Oklahoma Coaches, Inc.                  333-27267-10             75-0605295         Texas
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                     333-27267-11             75-1188694         Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.                                   333-27267-12             03-0164980         Vermont
106 Main Street
Burlington, Vermont 05401
(802) 862-9671

As of October 31, 1997, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); Eagle Bus Manufacturing, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); FCA Insurance Limited had 120,000 shares of common stock outstanding (at a par value of $1.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Grupo Centro, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Los Buenos Leasing Co., Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T & V Holding Company had 3,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants
(1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and
(2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                  PAGE NO.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements:
              Interim Consolidated Statements of Financial Position as of
                December 31, 1996 and September 30, 1997 (Unaudited).........................       6
              Interim Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 1996 and 1997 (Unaudited)..........       7
              Condensed Interim Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1996 and 1997 (Unaudited)....................       8
              Notes to Interim Consolidated Financial Statements (Unaudited).................       9

  Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................      14


PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings................................................................      21

  Item 2.   Changes in Securities............................................................      22

  Item 6.   Exhibits and Reports on Form 8-K.................................................      23

SIGNATURES ..................................................................................      24

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                          DECEMBER 31,      SEPTEMBER 30,
                                                                                              1996              1997
                                                                                          ------------      ------------
                                                                                                             (UNAUDITED)
Current Assets
    Cash and cash equivalents .......................................................     $        898      $      1,852
    Accounts receivable, less allowance for doubtful accounts
       of $241 and $298 .............................................................           32,844            40,560
    Inventories .....................................................................            3,840             4,494
    Prepaid expenses ................................................................            8,179             8,908
    Assets held for sale, including buses held for sale/leaseback ...................            4,224            15,033
    Other current assets ............................................................           11,329            10,507
                                                                                          ------------      ------------
       Total current assets .........................................................           61,314            81,354

Prepaid Pension Plans ...............................................................           24,927            25,203
Property, Plant and Equipment, net of accumulated depreciation
    of $101,901 and $117,849 ........................................................          314,454           334,852
Investments in Unconsolidated Affiliates ............................................            2,437             5,336
Insurance and Security Deposits .....................................................           76,180            79,710
Goodwill, net of accumulated amortization of $0 and $240 ............................               --            30,393
Intangible Assets, net of accumulated amortization of $19,105 and $20,788 ...........           20,970            29,670
                                                                                          ------------      ------------
       Total assets .................................................................     $    500,282      $    586,518
                                                                                          ============      ============

Current Liabilities
    Accounts payable ................................................................     $     23,900      $     25,294
    Accrued liabilities .............................................................           53,500            55,609
    Unredeemed tickets ..............................................................            9,523             8,831
    Current portion of reserve for injuries and damages .............................           19,864            19,864
    Current maturities of long-term debt ............................................           11,662             7,649
                                                                                          ------------      ------------
       Total current liabilities ....................................................          118,449           117,247
Reserve for Injuries and Damages ....................................................           40,099            40,252
Long-Term Debt ......................................................................          192,581           240,990
Deferred Gains ......................................................................              562               294
Other Liabilities ...................................................................            7,710             9,921
                                                                                          ------------      ------------
       Total liabilities ............................................................          359,401           408,704
                                                                                          ------------      ------------

Commitments and Contingencies (Note 6)
Stockholders' Equity
    Preferred stock (10,000,000 shares authorized; par value $.01)
       8 1/2% Convertible Exchangeable Preferred Stock (2,400,000 shares authorized and issued as of September 30, 1997; aggregate liquidation
           preference $60,000)  ........................................................            --            60,000
       Series A Junior Preferred Stock (500,000 and 1,500,000 shares authorized as of December 31, 1996 and September 30, 1997, respectively;
           par value $.01; none issued) .............................................               --                --

    Common stock (100,000,000 shares authorized; 58,469,469 and 59,395,814 shares issued as of December 31, 1996 and September 30, 1997
       respectively; par value $.01) ................................................              585               594
    Capital in excess of par value ..................................................          229,104           229,117
    Retained deficit ................................................................          (81,237)         (104,326)
    Less:  Unfunded accumulated pension obligation ..................................           (6,533)           (6,533)
    Less: Treasury stock, at cost (109,192 shares) ..................................           (1,038)           (1,038)
                                                                                          ------------      ------------
       Total stockholders' equity ...................................................          140,881           177,814
                                                                                          ------------      ------------
           Total liabilities and stockholders' equity ...............................     $    500,282      $    586,518
                                                                                          ============      ============


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                                  1996        1997        1996         1997
                                                                                ---------   ---------   ---------    ---------
                                                                                      (UNAUDITED)            (UNAUDITED)
OPERATING REVENUES
   Transportation Services
       Passenger services ...................................................   $ 180,329   $ 196,737   $ 445,229    $ 488,138
       Package express ......................................................       8,394      11,412      25,055       26,895
   Food services.............................................................       6,169       5,995      16,154       16,306
   Other operating revenues .................................................      13,154      14,380      35,507       39,863
                                                                                ---------   ---------   ---------    ---------
           Total operating revenues .........................................     208,046     228,524     521,945      571,202
                                                                                ---------   ---------   ---------    ---------

OPERATING EXPENSES
   Maintenance ..............................................................      18,538      20,175      54,852       57,994
   Transportation ...........................................................      46,790      50,577     127,509      140,059
   Agents' commissions and station costs ....................................      36,666      38,832      98,351      104,672
   Marketing, advertising and traffic .......................................       6,771       6,684      18,599       20,202
   Insurance and safety .....................................................      10,323      12,327      32,274       32,566
   General and administrative ...............................................      21,323      24,630      62,745       68,105
   Depreciation and amortization ............................................       7,696       7,941      22,624       22,908
   Operating taxes and licenses .............................................      13,381      13,672      37,407       38,923
   Operating rents ..........................................................      13,911      15,950      38,448       43,735
   Cost of goods sold - Food services .......................................       3,863       3,587      10,350       10,073
   Other operating expenses .................................................       2,397       2,660       6,103        7,215
                                                                                ---------   ---------   ---------    ---------
           Total operating expense ..........................................     181,659     197,035     509,262      546,452
                                                                                ---------   ---------   ---------    ---------

OPERATING INCOME ............................................................      26,387      31,489      12,683       24,750
Interest Expense ............................................................       6,955       6,618      20,218       20,730
                                                                                ---------   ---------   ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES ...........................................      19,432      24,871      (7,535)       4,020
Income Tax Provision ........................................................          34          83         145          248
                                                                                ---------   ---------   ---------    ---------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .................................      19,398      24,788      (7,680)       3,772
Extraordinary Item ..........................................................          --          --          --       25,323
                                                                                ---------   ---------   ---------    ---------
NET INCOME (LOSS) ...........................................................      19,398      24,788      (7,680)     (21,551)
Preferred Dividends .........................................................          --       1,275          --        2,338
                                                                                ---------   ---------   ---------    ---------
NET INCOME (LOSS) ATTRIBUTABLE TO
       COMMON STOCKHOLDERS ..................................................   $  19,398   $  23,513   $  (7,680)   $ (23,889)
                                                                                =========   =========   =========    =========
NET INCOME (LOSS) ATTRIBUTABLE TO
       COMMON STOCKHOLDERS BEFORE
       EXTRAORDINARY ITEM ...................................................   $  19,398   $  23,513   $  (7,680)   $   1,434
                                                                                =========   =========   =========    =========

Income (Loss) Per Share of Common Stock:
   Primary
       Net Income (Loss) Attributable to Common Stock-
           holders Before Extraordinary Item ................................   $    0.33   $    0.39   $   (0.13)   $    0.02
       Extraordinary Item ...................................................          --          --          --        (0.43)
                                                                                ---------   ---------   ---------    ---------
       Net Income (Loss) Attributable to Common
           Stockholders .....................................................   $    0.33   $    0.39   $   (0.13)   $   (0.41)
                                                                                =========   =========   =========    =========

   Fully Diluted
       Net Income (Loss) Attributable to Common Stock-
           holders Before Extraordinary Item ................................   $    0.33   $    0.34   $   (0.13)   $    0.02
       Extraordinary Item ...................................................          --          --          --        (0.43)
                                                                                ---------   ---------   ---------    ---------
       Net Income (Loss) Attributable to Common
           Stockholders .....................................................   $    0.33   $    0.34   $   (0.13)   $   (0.41)
                                                                                =========   =========   =========    =========


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        1996            1997
                                                                    ------------    ------------
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .....................................................         (7,680)        (21,551)
   Extraordinary Item ...........................................             --          25,323
   Non-cash expenses and gains included in net loss .............         24,683          24,456
   Net change in certain operating assets and liabilities .......        (26,785)        (18,095)
                                                                    ------------    ------------
       Net cash (used for) provided by operating activities .....         (9,782)         10,133
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .........................................        (28,997)        (26,587)
   Buses purchased for sale/leaseback ...........................             --         (15,712)
   Proceeds from assets sold including sale/leasebacks...........         13,752           5,693
   Payments for business acquisitions, net of cash acquired .....             --         (40,070)
   Other investing activities ...................................         (1,713)         (1,654)
                                                                    ------------    ------------
       Net cash used for investing activities ...................        (16,958)        (78,330)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on debt and capital lease obligations ...............         (3,249)        (16,319)
   Proceeds from long-term borrowings ...........................          3,600              --
   Proceeds from 11 1/2% Senior Notes and 8 1/2% Convertible
       Exchangeable Preferred Stock issuance ....................             --         203,205
   Redemption of 10% Senior Notes ...............................             --        (161,022)
   Payment of 8 1/2% Convertible Exchangeable Preferred Stock
       dividends ................................................             --          (1,488)
   Retirement of interest rate swap .............................             --          (3,010)
   Proceeds from options exercised ..............................            125             839
   Net change in revolving credit facility ......................         24,224          46,946
                                                                    ------------    ------------
       Net cash provided by financing activities ................         24,700          69,151
                                                                    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............         (2,040)            954
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................          3,494             898
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................   $      1,454    $      1,852
                                                                    ============    ============


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1997, the results of its operations for the three and nine months ended September 30, 1996 and 1997 and cash flows for the nine months ended September 30, 1996 and 1997. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended September 30, 1997 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1996.

2.  SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Primary earnings (loss) per common share is calculated by dividing net income
(loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock") and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. The calculation of fully diluted earnings (loss) per share of Common Stock considers the effect of conversion of the Company's 8.5% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") and 8.5% Convertible Exchangeable Preferred Stock (the "Preferred Stock"). For the three months ended September 30, 1996 and the nine months ended September 30, 1996 and 1997, however, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures and Preferred Stock have an antidilutive effect. As a result, these shares are excluded from the final determination of the weighted average shares outstanding for those periods. For the three months ended September 30, 1997, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures and Preferred Stock is dilutive and thus the shares have been included in the weighted average shares below. The weighted average shares outstanding used in the calculation of primary and fully diluted earnings (loss) per share of Common Stock for the three and nine months ended September 30, 1996 and 1997 are as follows:

                          THREE MONTHS ENDED        NINE MONTHS ENDED
                            SEPTEMBER 30,             SEPTEMBER 30,
                          1996         1997         1996         1997
                       ----------   ----------   ----------   ----------
Primary ............   59,444,196   60,861,540   58,239,881   58,844,971
Fully Diluted ......   59,444,196   73,961,475   58,239,881   58,844,971

During the three and nine months ended September 30, 1997, the earnings per share calculation reflects the pro rata impact of dividends which will accrue to the holders of the Preferred Stock over the period outstanding. The Company intends to adopt SFAS No. 128 "Earnings Per Share" (SFAS No. 128) effective December 15, 1997. This statement requires the replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. The calculation of earnings per share under SFAS 128 will have a favorable impact on earnings per share as it excludes potentially dilutive options from the calculation of basic earnings per share. Additionally, the calculation of diluted earnings per share uses the average share price for the period rather than the more dilutive greater of average share price or end of the period price required by APB Opinion 15. The Company does not expect its adoption of SFAS 128 to have a material impact on the earnings per share calculation.

3.  ACQUISITIONS

During the quarter, the Company completed two acquisitions involving regional bus carriers. These purchases were accounted for using the purchase method of accounting; accordingly, the acquired companies results of operations are included in the consolidated financials from the dates of acquisition. On July 9, 1997, the Company purchased Carolina Trailways, a Mid-Atlantic bus carrier, for the purchase price of approximately $25.3 million comprised of $20.4 million in cash, the assumption of $4.1 million of indebtedness and the issuance of $0.75 million in Common Stock of the Company (167,597 shares based on average market prices of the Company's Common Stock prior to closing). Additionally, on August 25, 1997, the Company purchased Valley Transit, a South Texas bus carrier, for $19.0 million in cash. The allocation of the purchase price among assets and liabilities resulted in liabilities in excess of assets of $29.9 million, which has been recorded as Goodwill and is being amortized over a 30 year period.

4.  SECURITIES OFFERINGS

On April 16, 1997, the Company completed the sale of two private offerings of its securities. The Company issued $150.0 million aggregate principal amount of 11.5% Senior Notes due 2007 ("Senior Notes") and Preferred Stock with a liquidation preference of $60.0 million. The net proceeds to the Company from the aforementioned Senior Note and Preferred Stock offerings were approximately $203.4 million. In connection with the offerings, the Company retired its 10% Senior Notes due 2001 (the "Old Senior Notes"). As a result of the retirement of the Old Senior Notes and renegotiation of the Revolving Credit Facility, the Company recorded an extraordinary loss of $25.3 million. The loss includes $21.3 million to reflect the acceleration of the discount and prepayment premiums on the Old Senior Notes, the acceleration of payments, net of amounts accrued, under the interest rate swap agreements of $2.5 million and the write off of $1.5 million of debt issuance costs related to the prior revolving credit facility.

Senior Notes

The Company's Senior Notes bear interest at the rate of 11.5% per annum, payable each April 15 and October 15 commencing on October 15, 1997. The Senior Notes are redeemable at the option of the Company in whole or in part, at any time on or after April 15, 2002, at redemption prices of 105.750% in 2002, 103.834% in 2003, 101.917% in 2004 and 100% in 2005 and thereafter plus any accrued but unpaid interest. Upon a change of control of the Company, as defined in the indenture, the Company will be required to make an offer to repurchase all or any part of each holder's Senior Notes at a price equal to 101% of the principal amount thereof plus interest. The Senior Note indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, sell assets or enter into certain mergers or consolidations.

Preferred Stock

The Preferred Stock carries a liquidation preference of $25.00 per share plus accumulated and unpaid dividends. Dividends accrue at a rate per annum equal to 8.5% of the liquidation preference per share of Preferred Stock and are payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year commencing August 1, 1997. The Preferred Stock is convertible at any time after July 15, 1997, at the option of the holder thereof, into common stock of the Company at a conversion price of $4.875 per share. The Preferred Stock will be redeemable at the option of the Company in whole or in part, at any time on or after May 3, 2000, at redemption prices of 104.86% in 2000, 103.64% in 2001, 102.43% in 2002, 101.21% in 2003 and 100% in 2004 and thereafter plus accumulated and unpaid dividends. Upon a change of control of the Company (as defined), the Company will be required to make an offer to repurchase all or any part of each holder's Preferred Stock at a price equal to 100% of the liquidation preference plus accumulated and unpaid dividends.

5.  LONG TERM DEBT

During the second quarter, the Company renegotiated the terms of its Revolving Credit Facility. The amended facility increased the borrowing availability to $125.0 ($113.3 million activated as of September 30, 1997) and provided a LIBOR-based interest rate option. Borrowings under the Revolving Credit Facility mature on May 21, 2002. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company. The Revolving Credit Facility is subject to certain operating and financial covenants. As of September 30, 1997, the Company was in compliance with all such covenants.

6.  COMMITMENTS AND CONTINGENCIES

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

On October 3, 1996, the Court ruled in favor of the Company and all other defendants, granting defendants' motions to dismiss. Pursuant to the Court's order, the complaints were dismissed, with leave granted to the plaintiffs to refile amended complaints within 20 days thereafter. On October 23, 1996, an amended complaint was tendered to the Court. All seven class representatives involved in the prior complaints were dropped from the case. A new purported class plaintiff, John Clarkson, was named. A motion was filed seeking leave to permit Mr. Clarkson to intervene as the new class representative. The amended complaint alleges a class period of May 4, 1993 to October 26, 1993 and has been brought only on behalf of holders of Common Stock. The amended complaint names the same defendants involved in the dismissed cases (the Company, Messrs. Schmieder, Doyle, Duty and Seaquist and Smith Barney Incorporated); no new defendants were added and none were dropped. The Court advised the parties that no responsive pleading needed to be filed to the amended complaint until such time as the Court ruled on the motion for intervention filed by Mr. Clarkson. In December 1996, the defendants filed responses to plaintiff's motion for intervention. In January 1997, the plaintiff filed a reply brief.

On August 15, 1997, the Court denied Mr. Clarkson leave to intervene and dismissed the litigation, noting that all claims asserted had been adjudicated. On September 12, 1997, a notice of appeal was filed by counsel for the original seven plaintiffs, seeking a review of the Court's ruling of October 3, 1996. According to the appeals court schedule, briefing is to be completed by late January 1998. No date has been set for oral argument.

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

On October 29, 1996, a purported class action lawsuit was brought by a purported holder of Common Stock against the Company, certain of its former officers and directors and Smith Barney and Morgan Stanley & Company, Inc. The suit seeks unspecified damages for alleged federal and Texas state securities laws violations in connection with a Common Stock offering made by the Company in May 1993. The suit, filed in the 44th Judicial District Court of Dallas County, Texas, is styled John Clarkson v. Greyhound Lines, Inc., Frank Schmieder, J. Michael Doyle, Robert R. Duty, Don T. Seaquist, Smith Barney, Inc. and Morgan Stanley & Company, Inc., Case No. 96-11329-B. Plaintiff, John Clarkson, is the same individual who sought to intervene in the Federal Court class action litigation described above, and the same law firms have appeared for the plaintiff in both cases. On December 20, 1996, the defendants filed their answers to the lawsuit and pleas in abatement asking the Court to stay all proceedings pending resolution of the intervention motion and Federal Court class action lawsuit. On February 28, 1997, the suit was transferred to a different judge in the 68th Judicial District Court in Dallas. On March 28, 1997, the Court denied the defendants' pleas in abatement requesting the stay. In addition, on September 12, 1997, plaintiff filed a motion seeking to certify the class of plaintiffs. This motion, which will be contested by the defendants, is presently scheduled to be heard by the Court on December 15, 1997. The Court has presently set a trial date for this case of June 1998.

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

In January 1995, the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its former officers, directors and employees and other persons. The Commission's Order of Investigation (the "Order of Investigation") states that the Commission is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the Commission has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the Commission has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. In September 1995, the Commission served a document subpoena on the Company requiring the production of documents, most of which the Company had voluntarily produced to the Commission in late 1994. The Company has fully cooperated with the Commission's investigation of these matters. The Company has had no substantive contact with the Commission in connection with the investigation since January 1996. The probable outcome of this investigation cannot be predicted at this stage in the proceeding.

ENVIRONMENTAL MATTERS

The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 48 locations have been identified as sites requiring potential clean-up and/or remediation as of September 30, 1997. The Company has estimated the clean-up and/or remediation costs of these sites to be $4.0 million, of which approximately $0.7 million is indemnifiable by the predecessor owner of Greyhound's domestic bus operations now known as Viad Corp. The Company has no reason to believe that Viad Corp will not fulfill its indemnification obligations to the Company. However, if Viad Corp does not fulfill such obligations, the Company could have liability with respect to those matters. Additionally, the Company has a potential liability with respect to two locations which the EPA has designated Superfund sites. The Company as well as other parties designated by the EPA as potentially responsible parties face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. The Company has recorded a total environmental reserve of $3.0 million at September 30, 1997, a portion of which has also been recorded as a receivable from Viad Corp for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. As of the date of this filing, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

OTHER LEGAL PROCEEDINGS

In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment-related claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of the personal injury and property damage claims are covered by insurance for amounts in excess of the self-retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would materially exceed the amounts recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 86.1%, 5.0% and 2.6%, respectively, of the Company's total operating revenues for the three months ended September 30, 1997 and 85.4%, 4.7% and 2.9%, respectively, for the nine months ended September 30, 1997. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,350 buses and approximately 1,650 sales outlets.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenues for the three and nine months ended September 30, 1996 and 1997:

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                              1996          1997          1996           1997
                                                            --------      --------      --------       --------
Operating Revenues
  Transportation services
       Passenger services .............................         86.7%         86.1%         85.3%          85.4%
       Package express ................................          4.0           5.0           4.8            4.7
  Food services .......................................          3.0           2.6           3.1            2.9
  Other operating revenues ............................          6.3           6.3           6.8            7.0
                                                            --------      --------      --------       --------
           Total operating revenues ...................        100.0         100.0         100.0          100.0
Operating Expenses
  Maintenance .........................................          8.9           8.8          10.5           10.2
  Transportation ......................................         22.5          22.1          24.4           24.5
  Agents' commissions and station costs ...............         17.6          17.0          18.8           18.3
  Marketing, advertising and traffic ..................          3.3           2.9           3.6            3.5
  Insurance and safety ................................          5.0           5.4           6.2            5.7
  General and administrative ..........................         10.2          10.8          12.0           11.9
  Depreciation and amortization .......................          3.7           3.5           4.3            4.0
  Operating taxes and licenses ........................          6.4           6.0           7.2            6.8
  Operating rents .....................................          6.7           7.0           7.4            7.7
  Cost of goods sold - food services ...................         1.9           1.5           2.0            1.8
  Other operating expenses ............................          1.1           1.2           1.2            1.3
                                                            --------      --------      --------       --------
           Total operating expenses ...................         87.3          86.2          97.6           95.7
                                                            --------      --------      --------       --------
Operating Income ......................................         12.7          13.8           2.4            4.3
Interest Expense ......................................          3.4           2.9           3.9            3.7
                                                            --------      --------      --------       --------
Net Income (Loss) Before Extraordinary Item ...........          9.3          10.9          (1.5)           0.6
Extraordinary Item ....................................          0.0           0.0           0.0            4.4
                                                            --------      --------      --------       --------
Net Income (Loss) .....................................          9.3          10.9          (1.5)          (3.8)
Preferred Dividends ...................................          0.0           0.6           0.0            0.4
                                                            --------      --------      --------       --------
Net Income (Loss) Attributable to
    Common Stockholders ...............................          9.3          10.3          (1.5)          (4.2)
                                                            ========      ========      ========       ========

The following table sets forth certain operating data for the Company for the three and nine months ended September 30, 1996 and 1997. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                                                          PERCENTAGE                                PERCENTAGE
                                               1996             1997        CHANGE        1996            1997        CHANGE
                                           ------------   ---------------   ------    -------------   -------------   ------
Regular Service Miles (000's) ..........         75,892            81,509      7.4          196,850         212,308      7.9
Total Bus Miles (000's) ................         76,721            82,527      7.6          200,710         216,686      8.0
Passenger Miles (000's) ................      1,894,668         2,073,198      9.4        4,650,896       5,207,472     12.0
Passengers Carried (000's) .............          5,320             6,078     14.2           13,630          15,261     12.0
Average Trip Length (passenger
   miles/ passengers carried) ..........            356               341     (4.2)             341             341      0.0
Load (avg. number of passengers per
   regular service mile) ...............           25.0              25.4      1.6             23.6            24.5      3.8
Load Factor (% of available seats
   filled) .............................           54.3              55.3      1.8             51.4            53.3      3.7
Yield (regular route
   revenue/passenger miles) ............   $     0.0952   $        0.0949     (0.3)   $      0.0957   $      0.0937     (2.1)
Total Revenue Per Total Bus Mile .......           2.71              2.77      2.2             2.60            2.64      1.5
Operating Income Per Total Bus Mile ....           0.34              0.38     11.8             0.06            0.11     83.3
Cost Per Total Bus Mile:
   Maintenance .........................   $      0.242   $         0.244      0.8    $       0.273   $       0.268     (1.8)
   Transportation ......................          0.610             0.613      0.5            0.635           0.646      1.7
   Total Operating Costs ...............          2.368             2.388      0.8            2.537           2.522     (0.6)


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996 RESULTS OF OPERATIONS

Operating Revenues. Total operating revenues increased $20.5 million (or 9.8%) and $49.3 million (or 9.4%) for the three and nine months ended September 30, 1997, compared to the same periods in 1996. Transportation service revenues increased $19.4 million (or 10.3%) and $44.7 million (or 9.5%) for the third quarter and first nine months of 1997 compared to the same periods in 1996. The increased transportation revenues are primarily due to regular route revenue increases of $16.4 million and $42.9 million for the three and nine months ended September 30, 1997. A portion of this increase, $6.2 million for the three and nine months ended September 30, 1997, is attributable to the inclusion of Carolina Trailways and Valley Transit. The remaining increase in transportation service revenue is attributable to an increase of $3.0 million (or 36.0%) and $1.8 million (or 7.3%) in package express revenue for the three and nine months ended September 30, 1997, compared to the same periods in 1996. Package express revenues increased significantly during the third quarter due to an increase in shipments handled as a result of the United Parcel Service strike in August and the retention of a portion of those customers subsequent to the strike.

The increases in regular route revenues reflect an increase in the number of passengers carried (14.2% and 12.0% respectively) for the three and nine months ended September 30, 1997, compared to the same periods in 1996. The growth in passengers is driven by core growth in all trip lengths, as well as, incremental growth from promotional fares, increased advertising and the inclusion of Carolina Trailways and Valley Transit. The 0.3% and 2.1% decrease in yield for the three and nine months ended September 30, 1997, compared to the same periods in 1996 reflects the impact of more extensive promotional fare offerings in 1997. The decrease in trip length for the three months ended September 30, 1997, reflects the impact of Carolina Trailways and Valley Transit, both of whom have shorter trip lengths.

Food Service revenues decreased $0.2 million (or 2.8%) and increased $0.2 million (or 0.9%) for the three and nine months ended September 30, 1997, compared to the same periods in 1996. The increase for the year is due to increased passenger traffic, which was completely offset for the quarter by the conversion of many locations to a convenience store concept which resulted in increases in sales of retail products (including food products) which is reported as other operating revenues.

Other operating revenues, consisting primarily of revenue from charter and in-terminal sales and services, increased $1.2 million (or 9.3%) and $4.4 million (or 12.3%) for the three and nine months ended September 30, 1997, compared to the same periods in 1996 due primarily to an increase in charter service revenues as well as an increase in revenues from other in-terminal services, such as calling card sales, prepaid ticket orders and increased sales of other retail products (including "convenience store" type food products mentioned above).

Operating Expenses. Total operating expenses increased $15.4 million (or 8.5%) and $37.2 million (or 7.3%) for the three and nine months ended September 30, 1997, compared to the same periods in 1996. The increase is due primarily to an increase in bus miles operated (7.6% and 8.0%, respectively), higher driver wages, increased terminal salaries, increased ticket and express commissions due to higher sales, and increased operating and casual bus rentals. Additionally, expenses attributable to the operations of Carolina Trailways and Valley Transit ($4.9 million for the three and nine months ended September 30, 1997) are included as of their acquisition dates, both of which occurred during the third quarter of 1997. Despite these increases, total operating expenses decreased as a percentage of total operating revenues.

Maintenance costs increased $1.6 million (or 8.8%) and $3.1 million (or 5.7%) for the three and nine months ended September 30, 1997, compared to the same periods in 1996 due to increased bus miles and the inclusion of Carolina Trailways and Valley Transit. Despite these increases, maintenance costs decreased as a percentage of total operating revenues. The Company intends to continue to manage the average age of its fleet in order to increase the reliability of its service while reducing overall costs.

Transportation expenses increased $3.8 million (or 8.1%) and $12.6 million (or 9.8%) for the three months and nine months ended September 30, 1997, compared to the same periods in 1996 due to increased bus miles, a contractual driver wage increase and the inclusion of Carolina Trailways and Valley Transit. The additional miles resulted in higher fuel expense, higher driver wages and related driver expenses. Transportation expenses increased as a percentage of total operating revenues primarily due to the impact of the contractual wage increase which was partially offset by lower fuel prices.

Agents' commissions and station costs increased $2.2 million (or 5.9%) and $6.3 million (or 6.4%) for the three and nine months ended September 30, 1997, compared to the same periods in 1996 primarily due to commissions associated with increased ticket and express sales, addition of terminal staff since the first quarter of 1996, pay increases for terminal staff and the inclusion of Carolina Trailways and Valley Transit. Despite these increases, agents' commissions and station costs decreased as a percentage of total operating revenues.

Marketing, advertising and traffic expenses decreased $0.1 million (or 1.3%) and increased $1.6 million (or 8.6%) for the three and nine months ended September 30, 1997, compared to the same periods in 1996. For the quarter, gross advertising expenses increased ($1.1 million) over the prior year; however, this increase was partially offset by bus wrap trade discounts ($0.8 million). Additionally, cost savings were recognized for the quarter related to bringing in-house certain computing services. Marketing, advertising and traffic costs decreased as a percentage of total operating revenues.

Insurance and safety costs increased $2.0 million (or 19.4%) and $0.3 million (or 0.9%) for the three and nine months ended September 30, 1997, compared to the same periods in 1996 due to increased bus miles and the inclusion of Carolina Trailways and Valley Transit. On a per-mile basis, insurance and claims expenses were higher for the three months ended September 30, 1997 versus the same period in 1996; however, they are lower for the nine months ended September 30, 1997, versus the same period in 1996. The Company may occasionally reflect fluctuations in its per-mile insurance costs during an interim period; however, over the longer term, the Company expects these costs to remain near current cost per-mile levels.

General and administrative expenses increased $3.3 million (or 15.5%) and $5.4 million (or 8.5%) for the three and nine months ended September 30, 1997 compared to the same periods in 1996 due to additions to administrative personnel during late 1996, increased benefit costs Company-wide, officer severance, a higher management incentive plan expense related to improved company performance, and the inclusion of Carolina Trailways and Valley Transit. Despite these increases, general and administrative expenses as a percentage of total operating revenues have decreased slightly for the nine months ended September 30, 1997, compared to the same period in 1996.

Depreciation and amortization increased by $0.2 million (or 3.2%) and $0.3 million (or 1.3%) for the three and nine months ended September 30, 1997, compared to the same periods in 1996 due to depreciation on the buses acquired in the fourth quarter of 1996 and the depreciation and amortization attributable to Carolina Trailways and Valley Transit.

Operating taxes and licenses costs increased $0.3 million (or 2.2%) and $1.5 million (or 4.1%) for the three and nine months ended September 30, 1997, compared to the same periods in 1996 due to increased fuel and oil taxes resulting from an increase in total bus miles, an increase in payroll taxes due to increased salaries and headcounts related to higher business volume, and the inclusion of Carolina Trailways and Valley Transit. Operating taxes and licenses costs decreased as a percentage of total operating revenues.

Operating rents increased $2.0 million (or 14.7%) and $5.3 million (or 13.8%) for the three and nine months ended September 30, 1997, compared to the same periods in 1996 due to an increase in the number of buses leased under operating leases in 1997, an increase in casual bus rentals related to the strong 1996 Christmas and 1997 New Year's holiday travel which caused increased rentals in early 1997 compared to 1996 and the inclusion of Carolina Trailways and Valley Transit. Operating rents increased as a percentage of total operating revenues.

Other operating expenses increased $0.3 million (or 11.0%) and $1.1 million (or 18.2%) for the three and nine months ended September 30, 1997, compared to the same periods in 1996 due, in part, to an increase in food service costs related to higher retail sales (reflected in other operating revenues). Other operating expenses increased as a percentage of total operating revenues.

Interest expense decreased $0.3 million (or 4.8%) for the quarter and increased $0.5 million (or 2.5%) for the year compared to the same periods in 1996. The quarterly decrease is the result of the renegotiation of lower interest rates under the Revolving Credit Facility, termination of the interest rate swap agreements and the retirement of a bus obligation. This decrease is partially offset by increased interest resulting from capital leases for 77 buses initiated in December 1996 and an increase in amortization of debt issuance costs. For the nine months ended September 30, 1997, however, increased borrowings on the revolver, primarily due to the acquisition of Carolina Trailways and Valley Transit, the five terminals purchased from Viad Corp and the buses purchased for sale/leaseback, more than offset the reduced interest expense resulting from the second quarter refinancing transactions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions, to pay quarterly dividends on the Preferred Stock and to meet debt service requirements. Debt service requirements include the payment of principal and interest on the borrowings under the Revolving Credit Facility and the payment of interest on the Senior Notes. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future.

Operating activities provided net cash of $10.1 million for 1997 compared to net cash used of $9.8 million for 1996, an increase of $19.9 million. The increase in net cash provided by operating activities is due primarily to increased operating income due to improved company performance in 1997 compared to 1996 and the acquisitions of Carolina Trailways and Valley Transit. Net cash used for investing activities increased $61.3 million, to $78.3 million in 1997 from $17.0 million in 1996, principally due to the acquisition of Carolina Trailways and Valley Transit, the purchase of five terminals from Viad Corp and the purchase of buses the Company intends to sell and leaseback. Net cash provided by financing activities increased $44.5 million to $69.2 million in 1997 from $24.7 million in 1996. This increase can be attributed to proceeds from the securities offerings (discussed below) and the net change in the revolver, offset by the redemption of the Old Senior Notes and the retirement of a bus financing obligation.

As part of its operating strategy, the Company anticipates that it will continue to make significant capital investments in order to maintain and, where appropriate, make improvements and upgrades to its infrastructure, including its bus fleet, terminals and computer systems. The Company's experience indicates that as the age of its bus fleet increases (at September 30, 1997, the average age of the Company's bus fleet was 6.5 years), the dependability and quality of service declines and maintenance cost per mile increases, which may make the Company less competitive. In addition, the Company believes that acquiring new buses and improving the Company's terminals and computer systems will permit the Company to continue to improve customer service, which the Company believes has contributed significantly to its improved operating results in 1995, 1996 and the first nine months of 1997. The Company estimates that capital expenditures for 1997 will total approximately $30.0 million, including the acquisition of five bus terminals the Company purchased from Viad Corp (see further discussion in the Securities Offerings section), and excluding bus acquisitions. The Company currently maintains a fleet of approximately 2,350 buses comprised of approximately 1,450 leased and 900 owned buses. The Company took delivery of 171 buses at an aggregate cost of $46.1 million through the nine months ended September 30, 1997. Sixty-eight of these buses were purchased by the Company and the balance were received under short-term operating leases. Of the buses purchased, 18 were sold and leased back, and substantially all of the remaining purchased buses are expected to be sold and leased back during the fourth quarter. Additionally, the Company is arranging permanent financing for the buses currently carried under short-term leases. During the fourth quarter of 1997 and the first half of 1998, the Company expects to take additional deliveries of approximately 187 buses at an aggregate cost of $54.6 million, the majority of which will be financed as operating leases. The Company generally uses lease financing with fixed purchase options as the principal source of bus financing in order to achieve the lowest net cost of bus financing. Depending on the specific terms of a lease, such a lease may be accounted for as either an operating or capital lease. The Company also acquires buses outright and at times purchases buses and subsequently engages in sale-leaseback transactions with respect to such buses.

The Company requires significant cash flows to meet its debt service and other continuing obligations. As of September 30, 1997, the Company had $241.0 million (excluding $7.6 million of current maturities), of long-term indebtedness outstanding, including $57.6 million of borrowings under the Revolving Credit Facility (but excluding $20.9 million of issued and undrawn standby letters of credit. As of September 30, 1997, the Company had total availability of $34.8 million under the Revolving Credit Facility.

During the second quarter, the Company renegotiated the terms of its Revolving Credit Facility. The amended facility increased the borrowing availability to $125.0 million ($113.3 million activated at September 30, 1997) and provided a LIBOR-based interest rate option which is expected to reduce annual interest expense. Borrowings under the Revolving Credit Facility mature on May 21, 2002. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company. The Revolving Credit Facility is subject to certain operating and financial covenants. As of September 30, 1997, the Company was in compliance with all such covenants.

As of September 30, 1997, the Company had not entered into any new hedging agreements regarding interest rate risk. From the proceeds of the Securities Offerings detailed in the next paragraph, the Company retired its two existing interest rate swap agreements effective April 30, 1997, for $3.0 million. Management does not presently plan to enter into any additional interest rate hedging instruments in the future.

The Company has entered into two advance purchase commitments for fuel. Under these agreements the Company agrees to take delivery of fuel at a specific location at a fixed price at a specific date in the future. The agreements have been entered into with two suppliers for approximately 30% of projected bulk fuel needs through August 1998, at an average price per gallon of $0.6155. Management believes that this strategy is a conservative method to hedge against fuel price fluctuations.

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

The net proceeds to the Company from the aforementioned Senior Note and Preferred Stock Offerings were approximately $203.4 million (after deducting discounts, commissions and offering expenses). The net proceeds of both offerings were used to (i) retire the Company's 10% Senior Notes due 2001, (ii) fund the acquisition of Carolina Trailways for $24.5 million (including the repayment of debt of Carolina Trailways); and (iii) retire certain interest rate swap agreements entered into by the Company for $3.0 million. The remaining net proceeds were used to repay borrowings under the Revolving Credit Facility and other debt obligations. The original "use of proceeds" from these offerings intended $6.7 million to be used to acquire four bus terminals. The terms of the purchase were modified, and the Company purchased five terminals (the aforementioned terminals plus an additional terminal) for $10.3 million from Viad Corp.

During the second quarter, the company recorded an extraordinary loss of $25.3 million primarily related to the redemption of the 10% Senior Notes. The loss includes $21.3 million to reflect the acceleration of the discount for the 10% Senior Notes and prepayment premiums related to the redemption of the 10% Senior Notes. Another component reflects the acceleration of payments less amounts accrued under the interest rate swap agreements for $2.5 million. Lastly, as part of the renegotiation of the Revolving Credit Facility, the Company wrote-off $1.5 million in debt issuance costs related to the prior revolving credit facility.

ACQUISITIONS

On July 9, 1997, the Company completed its acquisition of Carolina Trailways, a Mid-Atlantic bus carrier, for the purchase price of approximately $25.3 million comprised of $20.4 million in cash, the payment of $4.1 million of indebtedness and the issuance of $0.75 million in Common Stock of the Company.

On August 25, 1997, the Company completed its acquisition of Valley Transit, a South Texas bus carrier, for a purchase price of $19.0 million in cash.

On September 24, 1997, a subsidiary of the Company entered into an agreement to purchase Golden State, a Southern California bus carrier, for a purchase price of $6.1 million comprised of $3.1 million in cash and $1.0 million in cash per year for the next three years. This transaction has not yet closed and is subject to approval by the Surface Transportation Board of the U.S. Department of Transportation ("STB").

SUBSTANTIAL LEVERAGE

The Company has consolidated indebtedness that is substantial in relation to its stockholders' equity. As of September 30, 1997, the Company had outstanding consolidated long-term indebtedness (including current portions) of $248.6 million and total stockholders' equity of 177.8 million.

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

SELF INSURANCE AND DEPOSITS

The Company maintains cash deposits held for insurance claims and bus lease collateral, which as of September 30, 1997 aggregated approximately $86.5 million, including the following deposits. The Company maintains $15.0 million on deposit in a trust fund to support its self-insurance program pursuant to the STB's approval of such program. Additionally, as of September 30, 1997, the Company had pledged $36.5 million in cash to secure other liability insurance obligations. Depending on the Company's future claims history and the policies of its insurance carriers, such carriers could increase or decrease the amount of collateral that the Company is obligated to pledge to secure its liability insurance obligations. The Company also has deposits with a market value of $34.5 million pledged as collateral in connection with the sale and leaseback of 490 buses in 1993 and the first quarter of 1994.

The Company's self-insurance accruals, which are reflected on the balance sheet, are based upon actuarial estimates. The continued availability of self-insurance authority from the STB or a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a materially adverse effect on the Company's financial condition.

PENSION PLAN FUNDING

The Company maintains six defined benefit pension plans, the most significant of which (the "ATU Plan") covers approximately 16,500 current and former employees, fewer than 1,300 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and, as a result, over 80% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial table that closely matches the actual experience related to the existing participant population. As a result of legislation enacted in 1994 by the United States Congress, the Company will be required to begin measuring its funding obligation under the ATU Plan utilizing an actuarial table prescribed by such legislation. Without the benefit of any additional relief, the application of the prescribed actuarial table would require the Company, based on assumed rates of return on the ATU Plan's investments, to begin making contributions to the ATU Plan beginning no earlier than 1998 in an aggregate amount over the next five years estimated to range from approximately $6 million to approximately $30 million. The
Company pursued various forms of relief from this requirement. In the summer of 1997, further legislation was passed which reduced the funding thresholds over the next ten years for pension plans which meet particular criteria. The
Company believes that the ATU Plan meets these criteria. Using the reduced funding thresholds and based upon the assumed rates of return for the ATU Plan's investments, the aggregate contributions over the next five years are estimated to range from approximately $4 million to $7 million. However, there is no assurance, that the ATU Plan will be able to obtain the assumed rate of return or that contributions to the ATU Plan will not be significant.

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

LITIGATION

The Company is a party to various lawsuits the outcome of which, if adverse to the Company, could have a material adverse effect on its business, financial condition, results of operations and liquidity. See "Part II, Item 1 - Legal Proceedings".

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August 1994 to December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, 8 1/2% Convertible Subordinated Debentures and Old Senior Notes against the Company and certain of its former officers and directors. The suits seek unspecified damages for securities laws violations. In November 1994, a shareholder derivative lawsuit was filed against present directors and former officers and directors of the Company and the Company as a nominal defendant. In October 1996, a purported class action lawsuit was filed by a purported owner of the Company's Common Stock in state court in Texas. In addition, in January 1995 the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain other parties. See Note 6 to the Interim Consolidated Financial Statements for the three and nine months ended September 30, 1997, included elsewhere in this filing.

OTHER LEGAL PROCEEDINGS

In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily involving personal injury and property damage claims and employment-related claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of the personal injury and property damage claims are covered by insurance for amounts in excess of the self-retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would materially exceed the amounts recorded.

ITEM 2.  CHANGES IN SECURITIES

ISSUANCE OF SECURITIES IN CAROLINA TRAILWAYS ACQUISITION

On July 9, 1997, in connection with the Company's acquisition of Carolina Trailways, the Company issued 167,597 shares of its Common Stock to one of the selling shareholders in partial consideration of his sale to the Company of his shares of capital stock in Carolina Trailways. Such shares were issued in a transaction exempt under Section 4(2) and Rule 506 under the Securities Act of 1933. In connection with such transaction, the Company relied upon certain representations from the selling shareholder, including among other things, as to his status as an "accredited investor" within the meaning of Rule 501(a) under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

   4.1 - Second Supplemental Indenture dated as of August 25, 1997, between the Registrant and PNC Bank, N.A., as Trustee (2)

   11.1 - Computation of Registrant's earnings per share for the three and nine months ended September 30, 1996. (1)

   11.2 - Computation of Registrant's earnings per share for the three and nine months ended September 30, 1997. (2)

   27   - Financial Data Schedule as of and for the nine months ended
          September 30, 1997. (2)

-------------------------------------------------------------------------------

(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(2)  Filed herewith.

(b)  REPORTS ON FORM 8-K

     During the quarter ended September 30, 1997, the Company did not file any current reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf months by the undersigned thereunto duly authorized.


Date:  November 13, 1997




                                     GREYHOUND LINES, INC.

                                     By: /s/ T. Scott Kirksey
                                        ---------------------------------------
                                         T. Scott Kirksey
                                         Chief Accounting Officer

                                         (Duly Authorized Officer
                                         and Chief Accounting Officer)

                                     ATLANTIC GREYHOUND LINES OF VIRGINIA, INC.

                                     By: /s/ T. Scott Kirksey
                                        ---------------------------------------
                                         T. Scott Kirksey
                                         Chief Accounting Officer

                                     EAGLE BUS MANUFACTURING, INC.

                                     By: /s/ T. Scott Kirksey
                                        ---------------------------------------
                                         T. Scott Kirksey
                                         Chief Accounting Officer

                                     FCA INSURANCE LIMITED

                                     By: /s/ T. Scott Kirksey
                                        ---------------------------------------
                                         T. Scott Kirksey
                                         Chief Accounting Officer

                                     GLI HOLDING COMPANY

                                     By: /s/ T. Scott Kirksey
                                        ---------------------------------------
                                         T. Scott Kirksey
                                         Chief Accounting Officer

                                     GREYHOUND de MEXICO S.A. de C.V.

                                     By: /s/ T. Scott Kirksey
                                        ---------------------------------------
                                         T. Scott Kirksey
                                         Chief Accounting Officer

                                     GRUPO CENTRO, INC.

                                     By: /s/ T. Scott Kirksey
                                        ---------------------------------------
                                         T. Scott Kirksey
                                         Chief Accounting Officer

                                     LOS BUENOS LEASING CO., INC.

                                     By: /s/ T. Scott Kirksey
                                        ---------------------------------------
                                         T. Scott Kirksey
                                         Chief Financial Officer
                                         and Secretary

                                     SISTEMA INTERNACIONAL de
                                     TRANSPORTE de AUTOBUSES, INC.

                                     By: /s/ T. Scott Kirksey
                                        ---------------------------------------
                                         T. Scott Kirksey
                                         Chief Accounting Officer

                                     T & V HOLDING COMPANY

                                     By: /s/ T. Scott Kirksey
                                        ---------------------------------------
                                         T. Scott Kirksey
                                         Chief Accounting Officer

                                     TEXAS, NEW MEXICO & OKLAHOMA
                                     COACHES, INC.

                                     By: /s/ T. Scott Kirksey
                                        ---------------------------------------
                                         T. Scott Kirksey
                                         Chief Accounting Officer

                                     T.N.M. & O. TOURS, INC.

                                     By: /s/ T. Scott Kirksey
                                        ---------------------------------------
                                         T. Scott Kirksey
                                         Chief Accounting Officer

                                     VERMONT TRANSIT CO., INC.

                                     By: /s/ T. Scott Kirksey
                                        ---------------------------------------
                                         T. Scott Kirksey
                                         Chief Accounting Officer

                              INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                          DESCRIPTION
 -------                         -----------

   4.1 - Second Supplemental Indenture dated as of August 25, 1997, between the Registrant and PNC Bank, N.A., as Trustee.

   11.2 - Computation of Registrant's earnings per share for the three and nine months ended September 30, 1997.

   27   - Financial Data Schedule as of and for the nine months ended
          September 30, 1997.