Form 10-K
period 1997-12-31
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; EAGLE BUS MANUFACTURING INC; FCA INSURANCE LTD; GREYHOUND DE MEXICO SA DE CV; GRUPO CENTRO INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; T&V HOLDING CO; TEXAS NEW MEXICO & OKLAHOMA COACHES INC
filed 1998-03-19
CIK 813040, 813041, 1041393, 1041394, 1041395, 1041396, 1041397, 1041398, 1041399, 1041400

================================================================================
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                 (972) 789-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                           TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
                           -------------------                                  -----------------------------------------
                 Common Stock, $.01 par value per share                                    American Stock Exchange
      8 1/2% Convertible Subordinated Debentures, due March 31, 2007                       American Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of Common Stock held by non-affiliates of the registrant based on the last reported sale price of the Common Stock on the American Stock Exchange composite tape on March 11, 1998, was $318,001,437, which value, solely for the purposes of this calculation, excludes shares held by registrant's executive officers and directors. Such exclusion should not be deemed a determination by the registrant that all such individuals are, in fact, affiliates of the registrant.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   CLASS OF COMMON STOCK                  OUTSTANDING AT MARCH 11, 1998
   ----------------------                 -----------------------------
      $.01 par value                             59,456,628 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement for the registrant, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated into Part III by reference.

(1) This Form 10-K is also being filed by the co-registrants specified under the caption "Co-Registrants", each of which is a wholly-owned subsidiary of Greyhound Lines, Inc. and each of which has met the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K for filing Form 10-K in a reduced disclosure format.

--------------------------------------------------------------------------------
================================================================================

CO-REGISTRANTS

This Form 10-K is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

                                                                             I.R.S. EMPLOYER
                                                               COMMISSION    IDENTIFICATION   STATE OF
NAME                                                            FILE NO.          NO.         INCORP.
----                                                           ----------    ---------------  --------
Atlantic Greyhound Lines of Virginia, Inc.                     333-27267-01      58-0869571    Virginia

Eagle Bus Manufacturing, Inc.                                  333-27267-02      74-2472777    Delaware

FCA Insurance Limited                                          333-27267-03         None       Islands of
                                                                                               Bermuda

GLI Holding Company                                            333-27267-04      75-2146309    Delaware

Greyhound de Mexico S.A. de C.V                                333-27267-05         None       Republic
                                                                                               of Mexico

Grupo Centro, Inc.                                             333-27267-06      75-2692522    Delaware

Los Buenos Leasing Co., Inc.                                   333-27267-07      85-0434715    New Mexico

Sistema Internacional de Transporte de Autobuses,              333-27267-08      75-2548617    Delaware
Inc.

T & V Holding Company                                          333-27267-09      75-2238995    Delaware

Texas, New Mexico & Oklahoma Coaches, Inc.                     333-27267-10      75-0605295    Texas
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                        333-27267-11      75-1188694    Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.                                      333-27267-12      03-0164980    Vermont
106 Main Street
Burlington, Vermont 05401
(802) 862-9671

As of December 31, 1997, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); Eagle Bus Manufacturing, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); FCA Insurance Limited had 120,000 shares of common stock outstanding (at a par value of $1.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10

Mexican currency per share); Grupo Centro, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Los Buenos Leasing Co., Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T & V Holding Company had 3,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-K


                                                                                                 PAGE NO.
                                                                                                 --------
                                                    PART I
Item 1.     Business...........................................................................     5
Item 2.     Properties.........................................................................    12
Item 3.     Legal Proceedings..................................................................    13
Item 4.     Submission of Matters to a Vote of Security Holders................................    15

                                                   PART II

Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters...........    16
Item 6.     Selected Consolidated Financial Information........................................    17
Item 7.     Management's Discussion and Analysis of Financial Condition
                and Results of  Operations.....................................................    19
Item 8.     Financial Statements and Supplementary Data........................................    29
Item 9.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure.......................................................    62

                                                   PART III

Item 10.    Directors and Executive Officers of the Registrant.................................    63
Item 11.    Executive Compensation.............................................................    63
Item 12.    Security Ownership of Certain Beneficial Owners and Management.....................    63
Item 13.    Certain Relationships and Related Transactions.....................................    63

                                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................    64

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Greyhound Lines, Inc. and subsidiaries (the "Company") is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company serves the value-oriented customer by connecting rural and urban markets throughout the United States, offering scheduled passenger service to more than 2,600 destinations with a fleet of approximately 2,400 buses and approximately 1,600 sales locations. The Company also provides package express service, charter bus service and, in many terminals, food service. For the year ended December 31, 1997, the Company generated total operating revenues of $771.1 million and EBITDA (as defined herein) of $68.4 million.

     The Company serves a diverse customer base, consisting primarily of low to middle income passengers from a wide variety of ethnic backgrounds. Management believes that the demographic groups that make up the core of the Company's customer base are growing at rates faster than the U.S. population as a whole. The Company believes that it is uniquely positioned to serve this broad and growing market because (i) the Company's operating costs, which are lower on an available-seat-mile basis than other modes of intercity transportation, enable it to offer passengers everyday low prices, (ii) the Company offers the only means of regularly scheduled intercity transportation in many of its markets, and (iii) the Company provides additional capacity during peak travel periods to accommodate passengers who lack the flexibility to shift their travel to off-peak periods .

BUSINESS STRATEGY

     In late 1994 and early 1995, under the direction of a new management team, the Company developed a "back-to-basics" operating strategy. This strategy focused on providing a good customer-oriented product with a capacity-flexible, sound bus operation.

     To implement this strategy, the Company improved customer service by (i) rebuilding its infrastructure, (ii) expanding the frequency and convenience of its schedule offerings and providing flexible scheduling of its equipment, drivers and other resources to meet peak travel demand, and (iii) introducing everyday low prices and actively managing fares in individual markets. In response to these initiatives, the Company has experienced year-over-year revenue growth in each of its last eleven consecutive quarters.

     The following table illustrates the Company's significant improvements in operating and financial performance comparing 1997 to 1996 and 1994:

                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                                              1997/1996                1997/1994
                                                           1997      1996    % CHANGE       1994        % CHANGE
                                                          ------   -------   --------     -------       --------
                                                                           ( IN MILLIONS)
     Total Operating Revenues........................     $771.1     $700.9     10.0%      $615.3       25.3%
     EBITDA  (1).....................................      $68.4      $51.5     32.8%      $(29.4)       NA
     Passengers Carried..............................       20.7       18.3     13.1%        15.9       30.2%
     Total Bus Miles.................................      291.6      270.2      7.9%       238.5       22.3%

-------------

(1) Represents earnings before interest, taxes, depreciation and amortization and extraordinary items. For 1994, EBITDA includes $54.9 million in certain operating charges. Excluding the impact of those certain operating charges, 1994 EBITDA would have been $25.5 million. When comparing the 1994 EBITDA, adjusted for these charges, to the 1997 EBITDA, 1997 shows a 168.2% increase over the adjusted 1994 EBITDA.

GROWTH STRATEGY

     By the end of 1996, with the "back to basics" strategy fully implemented and providing a foundation of operating quality, the Company began to emphasize growth in each of its principal businesses.

     Management believes the following represent significant growth opportunities for the Company:

     o CORE PASSENGER GROWTH. The Company believes that its revenues will continue to grow as its core demographic customer base expands, and that this customer base is growing at a rate that exceeds the U.S. population growth rate as a whole. The Company also believes that there are opportunities to obtain incremental revenues from its existing customer base through continued targeted advertising and promotional programs and refinements in pricing and schedule offerings designed to reinforce the Company's position as the low-cost alternative to other forms of intercity transportation. In 1997, the Company served only 2% of the U.S. population while about 30% of the population has similar income and demographic characteristics to our served market. Because bus transportation represents one of the smallest and most capacity flexible segments of the intercity transportation market, the Company believes that it has a unique opportunity to realize substantial incremental revenues and operating profits by increasing its share of this market.

     o CHARTER BUSINESS. As the Company expands its fleet size and driver corps to support the growth of the core passenger business, it will provide a significant, complementary growth opportunity in the charter business. The incremental fleet and driver corps will allow the Company to increase sales of charters during the off-peak periods and also provide the Company additional internal resources during the peak periods to support growth in the core business. The increased charter activity will provide additional profit margin while also "smoothing" seasonal earnings trends for the drivers.

     o DOMESTIC ACQUISITIONS, INTERLINE RELATIONSHIPS AND INTERMODAL ALLIANCES. The bus transportation industry is highly fragmented. Accordingly, significant opportunities exist for the Company to acquire regional bus operators or to form strategic alliances with these carriers to increase its penetration of existing markets. During the third quarter of 1997, the Company completed two acquisitions involving regional bus carriers. On July 9, 1997, the Company purchased Carolina Coach Company, and affiliates ("Carolina"), a Mid-Atlantic bus carrier and on August 25, 1997, the Company purchased Valley Transit, Inc., and affiliates ("Valley"), a South Texas bus carrier. The Company expects to realize revenue growth and operating efficiencies as a result of these acquisitions. In addition, the Company has entered into and will continue to seek, new "pooling" arrangements, which typically result in reduced expenses due to the consolidation of terminal facilities and the elimination of redundant schedule offerings, while providing incremental revenue opportunities due to improved schedule patterns. The Company is currently a party to five pooling arrangements with regional carriers serving overlapping markets (one of which was implemented on January 13, 1998). The Company also has two pooling arrangements approved by the U.S. Surface Transportation Board ("STB") but not implemented and two additional pooling arrangements pending approval by the STB. Management believes future acquisitions of domestic regional carriers and the establishment of additional pooling arrangements, as well as intermodal alliances with airlines and Amtrak, represent opportunities to achieve further growth in passenger revenues by capitalizing on the Company's ability to serve additional passengers without proportionately increasing expenses.

     o HISPANIC MARKETS. Management believes the Spanish speaking markets in the U.S. and Mexico represent a significant growth opportunity. The Company believes that the most effective way to service passengers in this market is through joint ventures or other business combinations with Mexico-based bus carriers and U.S.-based bus carriers that primarily serve these markets. With this goal in mind, the Company, on February 9, 1998, purchased a majority interest in Golden State, a family-owned bus carrier in Southern California. Additionally, during 1997 the Company invested in joint ventures that provide through-bus service on selected routes between destinations in the United States and Mexico and is involved in negotiations to establish other similar arrangements.

     o EXPRESS BUSINESS. The Company is implementing programs to rebuild its package express business and capitalize on the market niche opportunities, specific to the Company's service. Improvements were put in place in 1997, including increased hours of service, improved billing, and the addition of more convenient schedules. These service improvements and the increased focus that the Company has placed on package express allowed the Company to capitalize on the business available during the United Parcel Service strike in August of this year. The Company will continue to develop and implement programs designed to further build the package express business. These programs focus on system upgrades to improve service, billing and package tracking for customers, and localized marketing strategies to capitalize on the Company's competitive strengths. The Company is concentrating on its market niche, which is same day or early next morning service, seven days-a-week, linking large and small markets. The Company is in a unique position to provide these types of services at an affordable price. Most importantly, the Company is focusing on developing door-to-door service across a significant portion of its network through strategic alliances with, or acquisitions of, pick-up and delivery ("P&D") carriers. The Company believes that door-to-door service combined with the Company's market advantages and low costs will position it for growth in the package delivery market.

          Additionally, the Company believes other revenue growth opportunities are available, such as providing increased bus service to casino and commuter markets and marketing selected products or services to its unique customer base.

MARKETS

     Passengers. While the Company's major passenger markets are large metropolitan areas, its business is geographically fragmented with the 50 largest sales outlets accounting for approximately 50% of 1997 ticket sales, and the 1,000 largest origin/destination city pairs producing only 46% of 1997 ticket sales. Demographic studies have shown that the Company's potential riders are concentrated in the northeastern, southern and industrial midwestern United States, as well as Texas and California. The typical passenger travels to visit friends and relatives and generally has an annual income of below $35,000. Based on market studies, the Company believes its customers are more price sensitive than time sensitive. In many cases, the Company's passengers report that they own automobiles considered sufficiently reliable for a trip of a similar distance, but travel by bus because they are traveling alone or because of the lower cost of bus travel. The majority of the Company's customers usually make the decision to take a trip only a short time before actually traveling and, for the most part, pay cash for their tickets on the day of departure.

     Package Express. The Company's package express service caters to commercial shippers and delivery companies that require rapid delivery of small parcels, typically within 300 miles. Shipments include automotive repair parts, computer parts and forms, fresh flowers, eyeglasses, medical and dental supplies, architectural and legal documents, and pharmaceutical products. With its extensive network and multiple schedules, the Company is able to provide expedited service, especially to small towns. Most shipments arrive at their destination on the same day they are shipped or by early the following morning.

     Food Service. The Company's food service division manages facilities in approximately 160 locations, which primarily serve the Company's passengers. These operations include Company-operated facilities and contract concessionaires and range in service levels from full-service cafeterias to vending machines.

MARKETING AND ADVERTISING

     The Company's marketing and advertising philosophy is geared toward stimulating extra travel through price awareness, improving the awareness and image of Greyhound among potential customers and inducing first-time and repeat travel. The Company uses various means to advertise its passenger travel business including radio, television and print media (primarily yellow pages and magazines). Additionally, the Company offers convenient around-the-clock fare and schedule quotations via a toll-free telephone number through its telephone information centers. The Company's telephone centers handled 32.1 million calls in 1997, an increase of 17.3% over 1996. The Company also markets its other passenger and in-terminal services through advertising in the terminal facilities and in print media.

OPERATIONS

     The Company utilizes approximately 125 company-operated bus terminals and approximately 1,500 agency-operated terminals and/or sales agencies organized in 11 districts and lead by district managers of customer service. Maintenance garages are maintained at 14 strategic locations and are supplemented by company-operated service islands and fueling points. The Company currently has approximately 4,300 drivers based in 87 different locations across the country. The drivers report to driver supervisors who are organized into 11 districts reporting to district managers of driver operations. The scheduling and dispatch of the Company's bus fleet and driver corps is a coordinated and centralized function performed by the Company's resource management group. This group's purpose is to serve as a liaison between management and the field in the planning and execution of daily operations through the Company's existing network. This is accomplished through the management of national dispatch operations for equipment and drivers, rental of additional buses to cover peak demand periods, planning and coordinating extra sections with the field and analyzing and implementing pooling arrangements with other carriers. This group also plans the fleet size and driver requirements by location during the year and assists in determining the resource needs based on the sales plan each year.

     Information technology is an integral component of the Company's operations. The Company's information systems support, among other things, its scheduling and pricing, dispatch, operations planning, bus maintenance, telephone information center, customer service, point of sale, payroll and finance functions. As of December 31, 1997, the Company's automated fare and schedule quotation and ticketing system, called TRIPS, was in use at 319 locations.

COMPETITION

     Passengers. The transportation industry is highly competitive. The Company's primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines, and in certain markets, regional bus companies and trains. During the past few years, airlines have increased their penetration in intermediate-haul markets (450 to 1,000 miles), which has resulted in the bus industry, in general, reducing prices in these markets in order to compete. Additionally, airline discount programs have attracted certain long-haul passengers away from the Company. However, these lower airline fares usually contain restrictions and require advance purchase. Typically, the Company's customers decide to travel only a short time before their trip and purchase their tickets on the day of travel. The Company's everyday low pricing strategy results in "walk-up" fares substantially below comparable airline fares. In instances where the Company's fares exceed an airline discount fare, the Company believes the airline fares typically are more restrictive and less readily available than travel provided by the Company. In addition, the Company believes that in many cases it offers more destination choices and more convenient schedules.

     The automobile is the most significant form of competition to the Company. The out-of-pocket costs of operating an automobile are generally less expensive than bus travel, particularly for multiple persons traveling in a single car. The Company meets this competitive threat through price and convenient scheduling. To some extent, the Company is protected from the incremental economies of auto travel since many of its customers travel alone. The lack of multiple, reliable cars within a family and the fear of driving alone for long distances serve to offset the reduced convenience of bus travel and the economic advantage of multi-person travel in a single car.

     Competition from regional bus companies has increased materially during the past several years. Price, frequency of service and convenient scheduling are the current strategies of the Company to meet this competition. The Company's competitors possess operating authority for, but do not currently operate over, numerous routes potentially competitive to the Company. Based on market and competitive conditions, the regional bus companies could operate such routes in the future. Competition by U.S.-based bus and van operators for the market represented by Spanish speaking customers in the U.S. is growing. As of January 1, 1997, barriers to entry into the cross-border intercity bus market between the U.S. and Mexico were reduced under the North American Free Trade Agreement ("NAFTA"). Entry into either market is still regulated by the respective U.S. and Mexican regulatory authorities. The U.S. government currently has a moratorium on grants of cross-border authority to Mexican-owned or controlled carriers of freight and passengers. There is no current indication as to when the moratorium will be lifted; however, should the moratorium be lifted, the Company could experience significant new competition on routes to, from and across

Mexican border points. Nevertheless, certain U.S.-based operators are providing cross-border service into Mexico at this time. NAFTA also permits U.S. carriers to make non-controlling, minority investments in Mexican-owned carriers and permits Mexican carriers to make non-controlling, minority investments in U.S.-owned carriers. In addition to bringing new competition, the Company believes that the changes under NAFTA will increase the volume of bus travel along both sides of the border and provide the Company with a growth opportunity. The Company believes that the most effective way to service passengers in this market is through joint ventures or other business combinations with Mexico-based bus carriers and U.S.-based bus operators that primarily serve these Spanish-speaking markets. The Company has established a separate operating subsidiary that has completed joint ventures that provide through-bus service on selected routes between destinations in the United States and Mexico, has made investments in U.S.-based carriers and is involved in negotiations to establish other similar arrangements.

     Package Express. The Company faces intense competition in its package express service from local courier services, the U.S. Postal Service and overnight, express and ground carriers. The Company continues to develop programs to meet this competition and rebuild its package express business. These programs focus on system upgrades to improve service, billing and tracking for its customers, localized marketing strategies, and local or regional alliances with, or acquisitions of, P&D carriers. Due to the incremental nature of the package express business, the Company is able to provide same-day package express service at distances of up to 400 miles at a substantially lower price than prices charged by other delivery services. Management believes that if this capability is conveniently aligned with P&D services at both ends, the revenue potential of a value-priced, door-to-door, same-day delivery service will enable package express revenues to grow.

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

WORKFORCE

     At March 5, 1998, the Company employed approximately 11,700 workers, consisting of approximately 4,000 terminal employees, 4,300 drivers, 1,200 supervisory personnel, 800 mechanics, 900 telephone information agents and 500 clerical workers. Of the total workforce, approximately 9,400 are full-time employees and approximately 2,300 are part-time employees.

     At March 5, 1998, approximately 46% of the Company's employees were represented by collective bargaining agreements. The Amalgamated Transit Union (the "ATU") represents approximately 4,800 of the Company's employees, including drivers, telephone information agents in the Omaha location, terminal workers in seven locations (approximately 170 employees) and about one-half of the Company's mechanics. The largest ATU agreement, which covers the drivers and maintenance employees, expires on January 31, 1999. In January 1998, the Company and the ATU reached a tentative agreement for a new labor contract. The agreement was submitted to the ATU membership for ratification and on March 14, 1998, the ATU membership rejected this agreement. The International Association of Machinists and Aerospace Workers (the "IAM") represents approximately 350 of the Company's employees, including the remaining mechanics. The IAM agreements expire on October 1, 1999. The Company also has bargaining agreements with the International Brotherhood of Teamsters, which represent approximately 108 employees at 3 terminal locations and the United Transportation Union, which represents employees at one of the Company's subsidiaries. Additionally during 1997, the ATU and Teamsters attempted to unionize employees in five terminal locations and one food service location. These unions succeeded in organizing employees at three terminals and one food service location; contracts for all but one of these locations are still in negotiation involving approximately 100 employees still without a contract.

TRADEMARKS

     In 1997 the Company acquired from the predecessor owner of Greyhound's domestic bus operations, now known as Viad Corp ("Viad"), the Greyhound name and trademarks and the "image of the running dog" trademarks worldwide, except in Canada. The Company believes that this name and the trademarks have substantial consumer awareness.

GOVERNMENT REGULATION

     The Department of Transportation. As a motor carrier engaged in interstate, as well as intrastate, transportation of passengers and express shipments, the Company is, and must remain, registered with the United States Department of Transportation (the "DOT"). Failure to maintain a satisfactory safety rating, designate agents for service of process or to meet minimum financial responsibility requirements, after notice and opportunity to remedy, may result in the DOT's ordering the suspension or revocation of the registration of the Company and its right to provide transportation. DOT regulations also govern the qualifications, duties and hours of service of drivers, the standards for vehicles, parts and accessories, the maintenance of records and the submission of reports pertaining to the Company's drivers, buses and operations. The Company is subject to periodic and random inspections and audits by the DOT or, pursuant to cooperative arrangements with the DOT, by state police or officials, to determine whether the Company's drivers, buses and records are in compliance with the DOT's regulations. The Company, from time to time, has been cited by the DOT for noncompliance with its regulations but, nevertheless, has retained a satisfactory safety rating. The DOT establishes minimum financial responsibility requirements for motor carriers; the Company has met these requirements and has been authorized to partially self-insure its bodily injury and property damage liability. See "-- Insurance Coverage." The DOT also administers regulations to assure compliance with vehicle noise and emission standards prescribed by the Environmental Protection Agency (the "EPA"). All of the buses in the Company's fleet contain engines that comply with, or are exempt from compliance with, EPA regulations, but, on occasion, the Company has been cited and fined for non-compliance with noise or emission standards. Additionally, there is currently litigation pending in California, to which the Company is not presently a party, seeking to enforce the posting of public health warnings at locations where diesel fuel emissions are present.

     Surface Transportation Board. The Company is also regulated by the DOT's Surface Transportation Board (the "STB"). The STB must grant advance approval for the Company to pool operations or revenues with another passenger carrier. The Company currently has two applications pending before the STB seeking approval of pooling agreements with Peter Pan Bus Lines. The STB, moreover, must authorize any merger by the Company with, or its acquisition or control of, another motor carrier of passengers. The Company must maintain reasonable through routes with other motor carriers of passengers, and, if found not to have done so, the STB can prescribe them. The Company is party to certain agreements, which are subject to STB authorization and supervision, for the adoption of mileage guides, rules, divisions or general rate adjustments.

     State Regulations. As an interstate motor carrier of passengers, the Company may engage in intrastate operations over any of its authorized routes. By federal law, states are pre-empted from regulating the Company's fares or its schedules, including the withdrawal of service over any route. However, the Company's buses remain subject to state vehicle registration requirements, bus size and weight limitations, fuel sales and use taxes, speed and traffic regulations and other local standards not inconsistent with federal requirements.

     Other. The Company is subject to regulation under the Americans with Disabilities Act (the "ADA"). Under the ADA and interim guidelines promulgated by the DOT, the Company is required to make its transportation system accessible to disabled persons. The DOT is currently developing final regulations regarding bus access. Following the promulgation of final regulations, which the DOT has announced are expected to be finalized by September 1998, the Company will have two years before the new regulations become effective. The Company believes that the DOT has several alternatives under consideration, ranging from requiring all of the Company's new buses to be equipped with lift equipment to requiring only that terminals be equipped with stationary lift devices. The ADA does not require the retrofitting of existing buses with lift equipment. The Company is unable to predict which of the various alternatives the DOT will select. However, the Company has concluded that the implementation of certain of these alternatives under consideration by the DOT could be material to the Company's liquidity, financial condition and results of operations. Additionally, the ADA requires the Company to design its new terminal facilities and, where readily achievable, retrofit existing terminal facilities to eliminate barriers affecting access by handicapped persons. The Company has a program to identify and address mobility barriers at its facilities and has made, and is expected to continue to make, expenditures to address these issues.


INSURANCE COVERAGE

     The predecessor agency to the STB granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence which has been continued by the DOT. To maintain self-insurance authority, the Company is required to maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million (as of December 31, 1997, the Company's tangible net worth was $119.1 million) and a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. Subsequent to the self-insurance grant by the federal government, 38 states granted the Company the authority to self-insure its intrastate automobile liability exposure. The Company maintains comprehensive automobile liability and general liability insurance to insure its assets and operations subject to a $1.5 million self-insured retention or deductible per occurrence. The Company also maintains property insurance subject to a $0.1 million deductible per occurrence and maintains workers' compensation insurance subject to a $1.0 million deductible per occurrence. Additionally, the Company is required by some states and some of its insurance carriers to maintain collateral deposits (which is discussed below in Liquidity and Capital Resources).

     Insurance coverage and risk management expense are key components of the Company's cost structure. The DOT is currently studying whether to continue or modify the self-insurance program available to the motor carrier industry. The loss of self-insurance authority from the DOT or a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a materially adverse effect on the Company's liquidity, financial condition, and results of operations.

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 45 locations have been identified as remaining sites requiring potential clean-up and/or remediation as of December 31, 1997. The Company has estimated the clean-up and/or remediation costs of these sites to be $2.9 million, of which approximately $0.3 million is indemnifiable by Viad.

     The Company has potential liability with respect to two locations which the EPA has designated Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. Additionally, there are 12 Superfund sites that Viad had initially assumed responsibility and liability for addressing under the indemnity provisions of the 1987 acquisition agreement, as amended in 1991. All of these locations involve alleged disposal of hazardous wastes occurring years prior to the Company's corporate existence. In late 1997, Viad notified the Company, and asserted that the Company was responsible for any liabilities at such sites. The Company is contesting Viad's assertions and believes that the acquisition agreement, as amended, requires Viad to bear these liabilities. Viad had previously acknowledged in writing to the Company its responsibility for certain of the sites; in some cases, Viad has been managing the liability since mid-1991. Viad has advised the Company that, to date, it has incurred approximately $0.2 million in clean-up costs at these sites. At this point, the Company is unable to assess on-going or future potential liabilities at such sites should it be determined that the Company, and not Viad, will assume the liabilities at some or all of the 12 locations.

     The Company has recorded a total environmental reserve of $2.7 million at December 31, 1997, a portion of which has also been recorded as a receivable from Viad for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. As of the date of this filing, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

ITEM 2.  PROPERTIES

LAND AND BUILDINGS

     At December 31, 1997, the Company used 507 parcels of real property in its operations, of which it owns 161 properties and leases 346 properties. Of those properties, 379 are bus terminals, 31 are maintenance facilities, 30 are terminal/maintenance facilities, and the remaining properties consist of driver dormitories, parking/storage lots, office/storage/warehouse buildings and telephone information centers. These properties are located throughout the United States. The Company believes the current makeup of its properties is adequate for its operations, and although there can be no assurance, based on its recent experience, the Company believes that it will be able to find suitable replacement properties on acceptable terms for any properties the Company chooses to replace, or which are condemned, or for which leases are not renewed or are otherwise terminated.

FLEET COMPOSITION, FLEET AGE AND BUS ACQUISITIONS

     During 1997, the Company took delivery of 210 buses, retired 82 buses and through the acquisitions of Carolina and Valley added 137 buses, resulting in a fleet of 2,373 buses at year-end. Through January 31,1998, the Company has taken delivery of an additional 32 buses and retired 90 buses. At January 31, 1998, the Company owned 893 buses and leased an additional 1,422 buses. Motor Coach Industries, Inc. ("MCI") or its affiliate, Dina Autobuses, S.A. de C.V. ("DASA"), hereafter referred to collectively as "MCI", produced all but 109 of these buses. In January 1998, the Company entered into a new long-term supply agreement with MCI. The new agreement is for a term of ten years. If the Company decides to acquire new buses, the Company and its affiliates must purchase at least 80% of its new bus requirements from MCI pursuant to the agreement. The Company has ordered 163 new buses to be delivered during the first half of 1998. The Company is evaluating the possibility of additional deliveries during the second half of 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     The average age of the Company's bus fleet has been reduced from 9.5 years in January 1993 to approximately 6.3 years as of January 31, 1998. However, 26% of the Company's bus fleet remains in excess of 10 years old. The Company intends, over time, to replace these older, less reliable vehicles with new buses. The Company believes that newer buses, as well as older buses with newer engines, are more fuel efficient than buses with older engines. In addition, new buses are generally less costly to maintain, in part because of warranty coverage, and generally enhance customer satisfaction.

ITEM 3.  LEGAL PROCEEDINGS

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION.

     Between August and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and 10% Senior Notes against the Company and certain of its former officers and directors. The suits sought unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that were alleged to have been false and misleading.

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

     On October 3, 1996, the Court ruled in favor of the Company and all other defendants, granting defendants' motions to dismiss. Pursuant to the Court's order, the complaints were dismissed, with leave granted to the plaintiffs to refile amended complaints within 20 days thereafter. On October 23, 1996, an amended complaint was tendered to the Court. All seven class representatives involved in the prior complaints were dropped from the case. A new purported class plaintiff, John Clarkson, was named. A motion was filed seeking leave to permit Mr. Clarkson to intervene as the new class representative. The amended complaint alleged a class period of May 4, 1993 to October 26, 1993 and was brought only on behalf of holders of Common Stock. The amended complaint named the same defendants involved in the dismissed cases (the Company, Messrs. Schmieder, Doyle, Duty and Seaquist and Smith Barney Incorporated); no new defendants were added and none were dropped. The Court advised the parties that no responsive pleading needed to be filed to the amended complaint until such time as the Court ruled on the motion for intervention filed by Mr. Clarkson. In December 1996, the defendants filed responses to plaintiff's motion for intervention. In January 1997, the plaintiff filed a reply brief.

     On August 15, 1997, the Court denied Mr. Clarkson leave to intervene and dismissed the litigation, noting that all claims asserted had been adjudicated. On September 12, 1997, a notice of appeal was filed by counsel for the original seven plaintiffs, seeking a review of the Court's ruling of October 3, 1996. On February 9, 1998, plaintiffs dismissed their appeal, without prejudice, with a right to re-file the appeal within six months.

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

     In May 1995, a lawsuit was filed on behalf of two individuals, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit sought unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Ohio, was styled James Illius and Theodore J. Krawec v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 1-95-CV-1140. The defendants filed a motion to transfer venue seeking to have the case transferred to the United States District Court for the Northern District of Texas where the class action litigation described above was pending. In September 1995, the defendants' motion was granted, and the matter was transferred and was consolidated into the Federal Court class action litigation described above.

     On October 29, 1996, a purported class action lawsuit was brought by a purported holder of Common Stock against the Company, certain of its former officers and directors and Smith Barney and Morgan Stanley & Company, Inc. The suit seeks unspecified damages for alleged federal and Texas state securities laws violations in connection with a Common Stock offering made by the Company in May 1993. The suit, filed in the 44th Judicial District Court of Dallas County, Texas, is styled John Clarkson v. Greyhound Lines, Inc., Frank Schmieder, J. Michael Doyle, Robert R. Duty, Don T. Seaquist, Smith Barney, Inc. and Morgan Stanley & Company, Inc., Case No. 96-11329-B. Plaintiff, John Clarkson, is the same individual who sought to intervene in the Federal Court class action litigation described above, and the same law firms have appeared for the plaintiff in both cases. On December 20, 1996, the defendants filed their answers to the lawsuit and pleas in abatement asking the Court to stay all proceedings pending resolution of the intervention motion and Federal Court class action lawsuit. On February 28, 1997, the suit was transferred to a different judge in the 68th Judicial District Court in Dallas. On March 28, 1997, the Court denied the defendants' pleas in abatement requesting the stay. In addition, on September 12, 1997, plaintiff filed a motion seeking to certify the class of plaintiffs. This motion, which will be contested by the defendants, is currently set for hearing on April 13, 1998. The Court has presently set a trial date for this case of June 16, 1998. No additional hearings or proceedings are scheduled.

     Based on a review of the litigation, a limited investigation of the underlying facts and discussions with legal and outside counsel, the Company does not believe that the outcome of the above described lawsuits would have a material adverse effect on its business, financial condition, results of operations and liquidity. The Company intends to defend against the actions vigorously. To the extent permitted by Delaware law, the Company is obligated to indemnify and bear the cost of defense with respect to lawsuits brought against its officers and directors. The Company maintains directors' and officers' liability insurance that provides certain coverage for itself and its officers and directors against claims of the type asserted in the subject litigation. The Company has notified its insurance carriers of the asserted claims. Preliminary settlement discussions have taken place among the Company, the Company's insurance carriers and the plaintiffs but no agreement has been reached.

     In January 1995, the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its former officers, directors and employees and other persons. The Commission's Order of Investigation (the "Order of Investigation") states that the Commission is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the Commission has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the Commission has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. In September 1995, the Commission served a document subpoena on the Company requiring the production of documents, most of which the Company had voluntarily produced to the Commission in late 1994. The Company has fully cooperated with the Commission's investigation of these matters. The Company has had limited contact with the Commission in connection with the investigation since January 1996. The probable outcome of this investigation cannot be predicted at this stage in the proceeding.

OTHER LEGAL PROCEEDINGS.

     In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment-related claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of the personal injury and property damage claims are covered by insurance for amounts in excess of the self-retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such personal injury and/or property damage claims arising in the ordinary course of business that, if resolved against the Company, would materially exceed the amounts recorded.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                                       PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

     The common stock of the Company, par value $.01 per share (the "Common Stock"), is listed on the American Stock Exchange under the symbol "BUS." The following table sets forth the high and low sale prices for the Company's Common Stock during the periods indicated as reported by the American Stock Exchange:

                                                                                  HIGH           LOW
                                                                                  ----           ---
               First Quarter 1996............................................   $ 4 9/16       $ 2 7/8
               Second Quarter 1996...........................................     5              3 1/2
               Third Quarter 1996............................................     4 9/16         3 1/16
               Fourth Quarter 1996...........................................     4 1/2          3

               First Quarter 1997............................................   $ 5 1/2        $ 3 11/16
               Second Quarter 1997...........................................     5              3 7/16
               Third Quarter 1997............................................     4 7/8          3 3/4
               Fourth Quarter 1997...........................................     4 7/16         3 3/8

               January 1, 1998 - March 11, 1998..............................   $ 5 3/4        $ 3 1/2

HOLDERS

     The number of shares of Common Stock outstanding as of March 11, 1998, was 59,456,628. The Company has issued 59,565,820 shares of Common Stock, of which 109,192 shares are currently held by the Company as treasury stock. As of March 11, 1998 there were approximately 11,402 recordholders of Common Stock.

DIVIDENDS

     The Company has not paid any dividends on the Common Stock in the past and does not expect to pay any dividends on the Common Stock in the foreseeable future. The indenture governing the Company's 11 1/2% Senior Notes and the Revolving Credit Facility restricts the Company's ability to pay dividends on the Common Stock. In the event the Company was contractually permitted to pay dividends, the holders of Common Stock would be entitled to receive dividends only when, as and if declared by the Board of Directors of the Company, subject to the prior rights and preferences, if any, of holders of preferred stock.

CONVERTIBLE DEBENTURES

     At December 31, 1997, the Company had outstanding $9.8 million aggregate principal amount of its 8 1/2% Convertible Subordinated Debentures due March 31, 2007 (the "Convertible Debentures"). At the option of the holders thereof, the Convertible Debentures may be converted into shares of Common Stock at any time prior to maturity (unless earlier redeemed or repurchased), at a conversion rate of approximately 80.81 shares (subject to adjustment in certain events) of Common Stock per $1,000 principal amount of Convertible Debentures.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The statement of operations data and statement of financial position data set forth below have been derived from the audited Consolidated Financial Statements of the Company for each of the respective periods indicated. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and the Consolidated Financial Statements and notes thereto included elsewhere in this filing. Certain reclassifications have been made to the prior period statements to conform them to the December 31, 1997 classifications.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                   1997       1996       1995     1994(a)      1993
                                                                 --------   --------   --------  ---------   --------
STATEMENT OF OPERATIONS DATA:                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating Revenues
   Transportation services
     Regular route.............................................  $658,396   $597,779   $560,239  $ 518,431   $559,883
     Package express...........................................    35,676     33,527     35,690     40,232     47,905
   Food services...............................................    21,411     21,363     19,440     19,490     19,188
   Other operating revenues....................................    55,639     48,189     41,752     37,158     38,578
                                                                 --------   --------   --------  ---------   --------
         Total Operating Revenues..............................   771,122    700,858    657,121    615,311    665,554
                                                                 --------   --------   --------  ---------   --------
Operating Expenses
   Maintenance.................................................    77,022     73,441     68,540     73,469     77,893
   Transportation..............................................   187,311    170,979    156,878    133,766    133,284
   Agents' commissions and station costs.......................   141,100    131,715    125,650    119,438    122,209
   Marketing, advertising and traffic..........................    26,860     25,811     25,513     36,445     28,431
   Insurance and safety........................................    45,860     41,088     52,820     82,786     51,143
   General and administrative..................................    90,752     80,496     72,105     70,583     67,436
   Depreciation and amortization...............................    31,259     30,683     31,010     36,046     33,154
   Operating taxes and licenses................................    51,511     49,831     48,186     47,478     47,114
   Operating rents (b).........................................    59,105     53,993     47,884     48,286     45,313
   Cost of goods sold - Food services..........................    13,289     13,774     12,597     13,465     12,617
   Other operating expenses....................................     9,947      8,243      6,575     16,502      7,119
   Restructuring expenses......................................         -          -          -      2,523          -
                                                                 --------   --------   --------  ---------   --------
         Total Operating Expenses..............................   734,016    680,054    647,758    680,787    625,713
                                                                 --------   --------   --------  ---------   --------
Operating Income (Loss)........................................    37,106     20,804      9,363    (65,476)    39,841
   Gain on Sale of Assets......................................         -          -          -          -     (5,838)
   Interest Expense............................................    27,657     27,346     26,807     33,456     30,832
   Income Tax Provision........................................     1,051         62        374     16,862      6,253
                                                                 --------   --------   --------  ---------   --------
Income (Loss) Before Extraordinary Items and Cumulative
     Effect of a Change in Accounting Principle................     8,398     (6,604)   (17,818)  (115,794)     8,594
   Extraordinary Items (c).....................................    25,323          -          -    (38,373)       407
   Cumulative Effect of a Change in Accounting Principle (d)...         -          -          -          -        690
                                                                 --------   --------   --------  ---------   --------
Net Income (Loss) .............................................   (16,925)    (6,604)   (17,818)   (77,421)     7,497
   Preferred Dividends.........................................     3,648          -          -          -          -
                                                                 --------   --------   --------  ---------   --------
Net Income (Loss) Attributable to Common Shareholders..........  $(20,573)  $ (6,604)  $(17,818) $ (77,421)  $  7,497
                                                                 ========   ========   ========  =========   ========
Net Income (Loss) Attributable to Common Shareholders
   Before Extraordinary Items and Cumulative
   Effect of a Change in Accounting Principle..................  $  4,750   $ (6,604)  $(17,818) $(115,794)  $  8,594
                                                                 ========   ========   ========  =========   ========

Diluted earnings per Share of Common Stock (e) (f):
   Income (Loss) before Extraordinary Items and
     Cumulative Effect of a Change in Accounting Principle.....  $   0.08   $  (0.11)  $  (0.33)   $ (7.58)  $   0.65
   Extraordinary Items.........................................     (0.42)         -          -       2.51      (0.03)
   Cumulative Effect of a Change in Accounting Principle.......         -          -          -          -      (0.05)
                                                                 --------   --------   --------  ---------   --------
   Net Income (Loss) per Share of Common Stock.................  $  (0.34)  $  (0.11)  $  (0.33) $   (5.07)  $   0.57
                                                                 ========   ========   ========  =========   ========
OTHER DATA:
   EBITDA (g)..................................................  $ 68,365   $51,487    $ 40,373   $(29,430)  $ 78,833
   Outstanding Shares of Common Stock (000's)..................    59,328    58,360      58,168     37,459     14,651
   Number of Common Stockholders...............................    11,398    11,383      15,228     14,692     14,611
   Dividends declared per Common Share.........................         -         -           -          -          -

                                                                                 AS OF DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1997        1996        1995       1994       1993
                                                              ---------   ---------   ---------  ---------  ------
                                                                                   (IN THOUSANDS)
STATEMENT OF FINANCIAL POSITION DATA:
   Total Assets.............................................  $ 566,593   $ 500,282   $ 480,648  $ 511,499  $ 541,293
   Long-Term Debt (Net) (e).................................    207,953     192,581     172,671    197,125    260,412
   Stockholders' Equity.....................................    179,599     140,881     149,762    153,196    152,166


----------

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

(b) Operating rents include bus operating lease payments of $32.1 million, $27.5 million, $23.7 million, $22.7 million, and $20.0 million for the years ended December 31, 1997, 1996, 1995, 1994, and 1993, respectively.

(c) For the year ended December 31, 1997, the Company recorded an extraordinary loss of $25.3 million relating to (i) the retirement of an interest rate swap ($2.5 million), (ii) the retirement of the 10% Senior Notes ($21.3 million) and (iii) the write-off of debt issuance costs related to the Revolving Credit Facility in place prior to the amended and restated Revolving Credit Facility that was completed in May 1997 ($1.5 million). For the year ended December 31, 1994, the Company recorded (i) an extraordinary loss of $3.6 million, of which $3.2 million related to the write-off of debt issuance costs and $0.4 million related to professional fees in conjunction with the replacement of the Company's existing credit agreement with a new credit agreement and (ii) an extraordinary gain of $41.9 million related to the conversion of $89.0 million of Convertible Debentures into Common Stock. For the year ended December 31, 1993, the Company recorded an extraordinary loss of $0.4 million on the write-off of debt issuance costs related to the replacement of the Company's then existing credit agreement with a new credit agreement.

(d) The net impact from adoption of SFAS No. 109, "Accounting For Income Taxes," was $0.7 million and is reported as a charge to earnings as the cumulative effect of a change in accounting principle for the year ended December 31, 1993.

(e) In January 1995, the Company issued an additional 16.3 million shares of Common Stock in connection with the consummation of its Common Stock rights offering, which provided net proceeds of approximately $28.9 million. The Company issued 4.0 million shares of Common Stock on October 3, 1995 in a public offering, which provided net proceeds of $15.4 million. The completion of the Company's 1994 financial restructuring resulted in the issuance of approximately 22.8 million shares of Common Stock in December 1994 upon the conversion of approximately $89.0 million of Convertible Debentures into Common Stock.

(f) The Company adopted SFAS No. 128 "Earnings Per Share" (SFAS No. 128) effective December 15, 1997. This statement requires the replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. The calculation of diluted earnings per share uses the average share price for the period rather than the more dilutive greater of average share price or end of the period price required by APB Opinion 15. The adoption of SFAS No. 128 did not have a material impact on the earnings per share calculation.

(g) Represents income before interest, taxes, depreciation and amortization, extraordinary items and changes in accounting principles. EBITDA is presented because management believes investors consider it useful in evaluating a company's ability to service and/or incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 85.4%, 4.6% and 2.8%, respectively, of the Company's total operating revenues for 1997. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,400 buses and over 1,600 sales outlets.

     In late 1994 and early 1995, under the direction of the Company's new management team, the Company implemented a "back-to-basics" operating strategy. This strategy focused on the Company's national bus network and capitalizing on its low operating costs to attract and retain customers, which management identified as the first step in rebuilding the Company's financial performance. By the end of 1996, with the "back to basics" strategy fully implemented and providing a foundation of operating quality, the Company began to emphasize growth in each of its principal businesses.

     The Company believes that incremental increases in passenger revenues will produce disproportionately larger increases in operating profits as many of the Company's operating expenses are fixed, such as depreciation, amortization, overhead and lease expenses related to buses and facilities. In addition, the operating costs necessary to produce the Company's base schedule of offerings, which consist of labor, fuel, maintenance, insurance and long-term bus leases, cannot be changed rapidly. Accordingly, these costs do not vary proportionately with short-term increases in demand for the Company's services.

RESULTS OF OPERATIONS

     The following table sets forth the Company's results of operations as a percentage of total operating revenue for 1997, 1996 and 1995:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                   ---------------------------
                                                                                    1997       1996       1995
                                                                                   ------     ------     -----
     Operating Revenues
       Transportation Services
          Regular route..........................................................   85.4%      85.3%      85.3%
          Package express........................................................    4.6        4.8        5.4
       Food services.............................................................    2.8        3.0        3.0
       Other operating revenues..................................................    7.2        6.9        6.3
                                                                                  ------     ------     ------
              Total Operating Revenues...........................................  100.0      100.0      100.0
     Operating Expenses
       Maintenance...............................................................   10.0       10.5       10.4
       Transportation............................................................   24.3       24.4       23.9
       Agents' commissions and station costs.....................................   18.3       18.8       19.1
       Marketing, advertising and traffic........................................    3.5        3.7        3.9
       Insurance and safety......................................................    5.9        5.9        8.0
       General and administrative................................................   11.8       11.5       11.0
       Depreciation and amortization.............................................    4.0        4.4        4.7
       Operating taxes and licenses..............................................    6.7        7.1        7.3
       Operating rents...........................................................    7.7        7.7        7.3
       Cost of goods sold - Food services........................................    1.7        1.9        1.9
       Other operating expenses..................................................    1.3        1.1        1.1
                                                                                  ------     ------     ------
              Total Operating Expenses...........................................   95.2       97.0       98.6
                                                                                  ------     ------     ------
     Operating Income ...........................................................    4.8        3.0        1.4
     Interest Expense............................................................    3.6        3.9        4.0
     Income Tax Provision........................................................    0.1          -        0.1
                                                                                  ------     ------     ------
     Net Income (Loss) Before Extraordinary Items................................    1.1       (0.9)      (2.7)
                                                                                  ======     ======     ======

     The following table sets forth certain operating data for the Company for 1997, 1996 and 1995. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.

                                                                                YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------
                                                                               1997         1996        1995
                                                                           -----------  ----------   --------
     Regular Service Miles (000's)...................................        285,749      265,259      256,683
     Total Bus Miles (000's).........................................        291,597      270,187      259,746
     Passenger Miles (000's).........................................      6,977,301    6,243,262    6,033,780
     Passengers Carried (000's)......................................         20,735       18,348       17,548
     Average Trip Length (passenger miles/passengers carried)........            336          340          344
     Load (avg. number of passengers per regular service mile).......           24.4         23.5         23.5
     Load Factor (% of available seats filled).......................           53.1%        51.2%        51.1%
     Yield (regular route revenue/passenger mile)....................      $  0.0944    $  0.0957    $  0.0929
     Total Revenue Per Total Bus Mile................................           2.64         2.59         2.53
     Operating Income Per Total Bus Mile.............................           0.13         0.08         0.04
     Cost per Total Bus Mile:
       Maintenance...................................................     $    0.264   $    0.272   $    0.264
       Transportation................................................          0.642        0.633        0.604

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The Company's results of operations include the operating results of Carolina Coach Company, and affiliates ("Carolina") and Valley Transit, Inc., and affiliates ("Valley"), collectively referred to as "the acquisitions". The results for the acquisitions are included as of their respective purchase dates, both of which occurred during the third quarter of 1997.

     Operating Revenues. Total operating revenues increased $70.3 million (or 10.0%) for the year ended December 31, 1997 compared to the same period in 1996. Transportation services revenues increased $62.8 million (or 9.9%) in 1997 compared to 1996 due to a $60.6 million (or 10.1%) increase in regular route revenues (including $11.9 million related to the acquisitions) and a $2.2 million (or 6.4%) increase in package express revenues (including $0.7 million related to the acquisitions). The 10.1% increase in regular route revenues reflects a 13.0% increase in the number of passengers carried offset by a 1.4% decrease in yield. Excluding the impact of the acquisitions, the Company recognized a 7.3% increase in passengers carried, a 2.6% increase in trip length and a 1.8% decrease in yield. The decrease in yield reflects a significant growth in long-haul traffic (passengers traveling more than 450 miles), as the Company has promoted and priced this product for growth. However, the reduction in yield was partially offset by growth in the short-haul market (passengers traveling less than 450 miles), which typically produces higher yields and, in 1997, was further offset by price increases where appropriate. The Company was able to realize these price improvements on the short-haul traffic while substantially increasing the number of passengers carried. The Company was able to achieve this "double positive" through continued emphasis on improving service while actively managing fares in individual markets. On a consolidated basis, the decrease in trip length reflects the impact of the acquisitions, as both Carolina and Valley have significantly shorter trip lengths than the Company as a whole.

     The following chart reflects the increase in regular route passenger revenue by quarter:

                                                  FIRST       SECOND        THIRD        FOURTH        FULL
                                                 QUARTER      QUARTER      QUARTER       QUARTER       YEAR
                                                 -------      -------      -------       -------       ----
                                                                     (DOLLARS IN MILLIONS)
     1997 regular route revenues...............  $137.3       $154.1        $196.7       $170.3       $658.4
     1996 regular route revenues...............  $118.7       $146.2        $180.3       $152.6       $597.8
     Percentage increase.......................    15.7%         5.4%          9.1%        11.6%        10.1%

     In 1997 the Company saw an increase in package express revenues, after nine years of year-over-year declines. Package express revenues increased due to an increase in shipments handled as a result of the United Parcel Service labor strike in August 1997, the retention of a portion of those customers subsequent to the strike and a price increase. In addition, in select markets, the Company has implemented a centralized telephone customer service department dedicated to package express service and coordinated pick-up and delivery services.

     Food service and other operating revenues increased $7.5 million (or 10.8%) for the year ended December 31, 1997 compared to the same period in 1996 primarily due to a $2.6 million (or 30.1%) increase in charter service revenues (including $0.4 million related to the acquisitions) and an increase in revenues from other in-terminal services, such as money order sales, prepaid ticket orders and increased sales of food service and retail products in the Company's in-terminal stores.

     Operating Expenses. Total operating expenses increased $54.0 million (or 7.9%) for the year ended December 31, 1997, compared to the same period in 1996. The increase is due primarily to increased bus miles (7.9%), higher driver wages, increased terminal salaries, increased ticket and express commissions due to higher sales, and increased bus operating leases. Additionally, expenses attributable to the operations of the acquisitions ($9.9 million) are included as of their acquisition dates, which both occurred in the third quarter. Despite these increases, total operating expenses decreased as a percentage of total operating revenues.

     Maintenance costs increased $3.6 million (or 4.9%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to increased bus miles and the inclusion of the acquisitions. Despite these increases, maintenance costs decreased on a per-mile basis and as a percentage of total operating revenues. The Company intends to continue to manage the average age of its fleet in order to increase the reliability of its service while reducing overall costs.

     Transportation expenses, which consist primarily of fuel costs and driver salaries, increased $16.3 million (or 9.6%) for the year ended December 31, 1997, compared to the same period in 1996, due primarily to increased bus miles, a contractual driver wage increase, and the inclusion of the acquisitions. The additional miles resulted in higher overall fuel expense and an increase in driver wages and related driver expenses. Transportation expenses decreased on a per-mile basis, but increased as a percentage of total operating revenues due primarily to the impact of the contractual wage increase which was partially offset by lower fuel prices. The Company has taken steps to limit its exposure to fluctuations in fuel prices by contracting for delivery of a portion of its 1998 fuel purchases at prices below 1997 levels for the same periods.

     Agents' commissions and station costs increased $9.4 million (or 7.1%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to commissions from increased ticket and express sales and the inclusion of the acquisitions. Despite these increases, agents' commissions and station costs decreased as a percentage of total operating revenues.

     Marketing, advertising and traffic expenses increased $1.0 million (or 4.1%) for the year ended December 31, 1997, compared to the same period in 1996, but decreased as a percentage of total operating revenues. The increase is primarily due to higher advertising agency fees and production costs. Media advertising increased over 1996 but the increased costs were entirely offset by the exchange of bus wrap advertising for trade discounts. Additionally, cost savings were recognized related to bringing in-house certain computing services. As part of the Company's growth strategy, the Company expects to continue to increase advertising expenditures in 1998.

     Insurance and safety costs increased $4.8 million (or 11.6%) for the year ended December 31, 1997, compared to the same period in 1996, due primarily to increased bus miles and the inclusion of the acquisitions.

     General and administrative expenses increased $10.3 million (or 12.7%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to additions to administrative personnel in late 1996, officer severance, an increase in the pay-out of the management incentive plan related to improved company performance, and the inclusion of the acquisitions.

     Depreciation and amortization expense increased $0.6 million (or 1.9%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to the purchase of additional buses in 1997 and late 1996 and the depreciation and amortization attributable to the acquisitions. Depreciation and amortization expense decreased as a percentage of total operating revenues.

     Operating taxes and license costs increased $1.7 million (or 3.4%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to increased payroll taxes resulting from increased salaries and headcounts related to higher business volume and the inclusion of the acquisitions. Operating taxes and license costs decreased as a percentage of total operating revenues.

     Operating rents increased $5.1 million (or 9.5%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to an increase in the number of buses leased under operating leases in 1997 and the inclusion of the acquisitions. Operating rents were 7.7% of total operating revenues in each of 1997 and 1996.

     Other operating expenses increased $1.7 million (or 20.7%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to higher costs of goods sold associated with increased retail sales. As a result, other operating expenses as a percentage of total operating revenues increased slightly.

     Interest expense increased $0.3 million (or 1.1%) for the year ended December 31, 1997, compared to the same period in 1996, as a result of increased borrowing on the Revolving Credit Facility partially offset by lower effective interest rates on the Company's 11 1/2% Senior Notes compared to the effective interest rate on the retired 10% Senior Notes and renegotiated Revolving Credit Facility. The increased borrowing is attributed to the purchase of the acquisitions, the five terminals purchased from Viad, and the buses purchased for sale/leaseback transactions partially offset by proceeds from the Preferred Stock offering in April 1997. Additionally, the Company added three new capital leases for 77 buses in December 1996. Interest expense decreased as a percentage of total operating revenues.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Operating Revenues. Total operating revenues increased $43.8 million (or 6.7%) for the year ended December 31, 1996, compared to the same period in 1995. Transportation services revenues increased $35.4 million (or 5.9%) in 1996 compared to 1995 due to a $37.5 million (or 6.7%) increase in regular route revenues, offset in part by a $2.2 million (or 6.1%) decrease in package express revenues. The 6.7% increase in regular route revenues reflects a 4.6% increase in the number of passengers carried and a 3.0% increase in yield. The increase in yield is due in part to an increase in short-haul (less than 450 miles) and intermediate-haul (450 to 1,000 miles) traffic, which generally generate a higher yield than long-haul traffic. The following chart reflects the increase in regular route passenger revenue by quarter:

                                                  FIRST       SECOND        THIRD        FOURTH        FULL
                                                 QUARTER      QUARTER      QUARTER       QUARTER       YEAR
                                                 -------      -------      -------       -------       ----
                                                                     (DOLLARS IN MILLIONS)
     1996 regular route revenues...............  $118.7       $146.2        $180.3       $152.6       $597.8
     1995 regular route revenues...............   109.4        136.7         172.7        141.4        560.2
     Percentage increase.......................     8.5%         6.9%          4.4%         7.9%         6.7%

     Package express revenues declined due to the continuing effects of a reduction in 1994 of the number of routes served and the number of hours that the Company's terminals were open, which resulted in a loss of customers that had not been regained. In 1996, the Company increased its focus on the package express business in an effort to reverse the decline in package express service revenues. The Company implemented increased hours of service, improved billing and added more convenient schedules. In addition, in select markets, the Company implemented a centralized telephone customer service department dedicated to package express service.

     Food service revenues increased $2.0 million (or 10.3%) for the year ended December 31, 1996, compared to the same period in 1995, primarily due to the addition of five new locations and the increase in passenger traffic, offset in part by the closing of two locations.

     Other operating revenues, consisting primarily of revenue from charter and in-terminal sales and services, increased $6.4 million (or 15.3%) for the year ended December 31, 1996, compared to the same period in 1995, primarily due to a $2.9 million increase in charter service revenues and an increase in revenues from other in-terminal services, such as money order sales, prepaid ticket orders and increased sales of gifts and other retail products.

     Operating Expenses. Total operating expenses increased $32.3 million (or 5.0%) for the year ended December 31, 1996 compared to the same period in 1995.

     Maintenance costs increased $4.9 million (or 7.2%) for the year ended December 31, 1996, compared to the same period in 1995, due to a 4.0% increase in bus miles and a 3.0% increase in maintenance costs per bus mile. Maintenance costs increased on a per-mile basis due to an increase in the number of engine changes, contractual pay increases for hourly maintenance employees, the opening of an additional maintenance facility in March 1996 and a rate increase from a third-party provider of bus cleaning services.

     Transportation expenses, which consist primarily of fuel costs and driver salaries, increased $14.1 million (or 9.0%) for the year ended December 31, 1996, compared to the same period in 1995, due to the 4.0% increase in bus miles and a 4.8% increase in transportation expenses per bus mile. Transportation expenses increased on a per-mile basis due to a $5.8 million impact of increased fuel prices (average price per gallon of $0.71 in 1996 versus $0.59 in 1995), a contractual pay increase for drivers and additions to the driver supervisory staff. Transportation expenses increased as a percentage of total operating revenues.

     Agents' commissions and station costs increased $6.0 million (or 4.8%) for the year ended December 31, 1996, compared to the same period in 1995, primarily due to increased ticket sales, as well as the conversion of 75 Company-operated ticketing facilities to commissioned agencies, offset in part by the elimination of facility, utility and supply costs associated with the converted ticketing facilities. The conversions also serve to reduce insurance and general and administrative costs. Increased costs associated with higher call volumes were entirely offset by lower long distance telephone rates and the discontinuance of a third-party provider of telephone customer services. Despite the increase, agents' commissions and station costs decreased as a percentage of total operating revenues.

     Marketing, advertising and traffic expenses increased $0.3 million (or 1.2%) for the year ended December 31, 1996, compared to the same period in 1995, primarily due to an increase in advertising expenses in the fourth quarter of 1996.

     Insurance and safety costs decreased $11.7 million (or 22.2%) for the year ended December 31, 1996, compared to the same period in 1995, as the increased exposure relating to the 4.0% increase in bus miles was more than offset by continued favorable claims experience resulting from the Company's increased focus on claims management and risk reduction programs.

     General and administrative expenses increased $8.4 million (or 11.7%) for the year ended December 31, 1996, compared to the same period in 1995, primarily due to additions to administrative personnel and increased benefit costs Company-wide and to a reduction in pension income from $2.1 million in 1995 to $1.0 million in 1996.

     Depreciation and amortization expense decreased $0.3 million (or 1.0%) for the year ended December 31, 1996, compared to the same period in 1995, primarily due to the write-down in the fourth quarter of 1995 of the realizable value of some older buses and certain real estate that subsequently was sold, offset in part by the depreciation on 102 buses acquired in December 1995 (51 of which were sold and leased back in 1996) and 35 buses acquired in 1996.

     Operating taxes and license costs increased $1.6 million (or 3.3%) for the year ended December 31, 1996, compared to the same period in 1995, primarily due to increased fuel and oil taxes resulting from a 4.0% increase in total bus miles in 1996 compared to 1995 and increased payroll taxes resulting from higher salaries. Despite the increase, operating taxes and license costs decreased as a percentage of total operating revenues.

     Operating rents increased $6.1 million (or 12.7%) for the year ended December 31, 1996, compared to the same period in 1995, primarily due to an increase in the number of bus operating leases in 1996 and an increase in casual bus rentals to accommodate higher peak traffic volume in 1996 compared to 1995.

     Other operating expenses increased $1.6 million (or 24.2%) for the year ended December 31, 1996, compared to the same period in 1995, primarily due to a $1.2 million gain in 1995 on the repurchase by the Company of $10.7 million aggregate principal amount of 10% Senior Notes.

     Interest expense increased $0.5 million (or 1.9%) for the year ended December 31, 1996, compared to the same period in 1995, as a result of higher borrowings under the Revolving Credit Facility, offset in part by the elimination of interest expense on the portion of the 10% Senior Notes repurchased by the Company in 1995. Despite the increase, interest expense decreased as a percentage of total operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions, to meet debt service requirements, including the payment of interest on borrowings under the Revolving Credit Facility and interest on the 11 1/2% Senior Notes and to pay Preferred Stock dividends. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future.

     Net cash provided by operating activities was $50.4 million, $16.0 million and $29.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. Net cash used for investing activities was $81.4 million, $24.1 million and $34.1 million for 1997, 1996 and 1995, respectively, principally due to capital expenditures, consisting primarily of acquisitions of buses and real estate and facility improvements, totaling $45.1 million, $38.4 million and $46.4 million for 1997, 1996 and 1995, respectively, offset in part by proceeds of assets sold of $6.0 million, $16.7 million and $12.3 million, respectively. Additionally, cash used in 1997 for investing activities includes payments for business combinations of $40.1 million relating to the acquisitions. Net cash provided by (used for) financing activities was $32.1 million, $5.5 million and ($1.4) million for 1997, 1996 and 1995, respectively.

     As a part of its operating strategy, the Company anticipates continuing to make significant capital expenditures in connection with improvements to its infrastructure, including acquiring buses, making improvements to its terminals and maintaining and upgrading its computer systems. The Company's experience indicates that as the age of its bus fleet increases, the dependability and quality of service declines, which may make the Company less competitive. In addition, the Company believes that acquiring new buses and improving the Company's terminals and computer systems will permit the Company to continue to improve customer service, which the Company believes has contributed significantly to its improved operating results in 1995, 1996 and 1997. The Company has ordered 163 new buses to be delivered during the first half of 1998, the majority of which will be temporarily financed through MCI or one of its affiliates and/or the Revolving Credit Facility. The Company intends to seek permanent operating lease financing for these buses.

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

     The following table summarizes the Company's bus acquisitions and other capital expenditures for 1997, 1996 and 1995:

                                                                           1997         1996         1995
                                                                           ----         ----         ----
     Bus Acquisitions                                                             (NUMBER OF BUSES)
     ----------------
       Buses acquired through operating leases (1).....................       190          132           73
       Buses acquired through capital leases (1).......................         -           77            -
       Buses purchased through cash flows or borrowings (2)............        20           35          102
                                                                         --------      -------      -------
                  Total buses acquired.................................       210          244          175
                                                                         ========      =======      =======

     Capital Expenditures                                                           (IN MILLIONS)
     --------------------

       Bus purchases, net of sale proceeds (3).........................  $    5.7      $  (6.7)     $  24.3
       Real estate purchases...........................................      11.5         12.0          3.4
       Other, net of sale proceeds.....................................      21.4         16.4          6.3
                                                                         --------      -------      -------
                  Total capital expenditures, net of sale proceeds.....  $   38.6      $  21.7      $  34.0
                                                                         ========      =======      =======

----------

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

     The Company requires significant cash flows to meet its debt service and other continuing obligations. As of December 31, 1997, the Company had $208.0 million of long-term indebtedness outstanding, including $25.8 million of borrowings under the Revolving Credit Facility and $150.0 million of 11 1/2% Senior Notes. In addition, as of December 31, 1997, the Company had total availability of $79.1 million under the Revolving Credit Facility.

     The Company is a party to a Revolving Credit Facility which was renegotiated in December 1996 and May 1997. The amended and restated Revolving Credit Facility consists of (i) a revolving facility providing for advances of up to $92.5 million based on the liquidation value of certain core vehicles,
(ii) a revolving facility providing for advances of up to $2.5 million based on a formula of eligible accounts receivable and (iii) a real estate facility providing for borrowings of up to $30.0 million based on fair market value of certain core real property collateral (the "Real Estate Facility"). The Revolving Credit Facility has two interest rate options, prime and LIBOR. As of March 5, 1998, the Company had borrowings under the Revolving Credit Facility bearing interest at prime rate plus 0.25% (8.75%) and LIBOR plus 1.75% (weighted average of 7.405%). The weighted average interest rate for all Revolving Credit Facility borrowings was 7.483% at March 5, 1998. Borrowings under the Revolving Credit Facility mature on May 21, 2002, although availability under the Real Estate Facility will be subject to yearly reductions commencing in 1999. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company. The Revolving Credit Facility is subject to certain operating and financial covenants, including maintenance of a minimum consolidated net worth, ratio of total indebtedness to cash flow and ratio of cash flow to interest expense. In addition, non-bus capital expenditures are limited to $30.0 million annually with no spending limitations on bus purchases. However, in 1997, the Company obtained a waiver to allow for an additional $3.0 million of capital expenditures. As of December 31, 1997, the Company was in compliance with all such covenants.

     The Company has entered into four advance purchase commitments for fuel. Under these agreements the Company agrees to take delivery of fuel at a specific location at a fixed price at a specific date in the future. The agreements have been entered into with four suppliers for approximately 27% of projected fuel needs for 1998, at an average price per gallon of $0.5863. Management believes that this strategy is a conservative method to hedge against fuel price fluctuations.

     The Company maintains cash deposits held for insurance claims and bus lease collateral, which as of March 5, 1998 aggregated approximately $79.5 million, including the following deposits. The Company maintains $15.0 million on deposit in a trust fund to support its self-insurance program pursuant to the U.S. Department of Transportation's approval of such program. As of March 5, 1998, the Company had pledged $30.3 million in cash and $10.1 million in letters of credit to secure its other liability insurance obligations. Depending on the Company's future claims history and the policies of its insurance carriers, the amount of collateral that the Company is obligated to pledge to secure its liability insurance obligations may vary. The Company also has deposits of $24.7 million (at market value) pledged as collateral in connection with the sale and leaseback of 319 buses. Additionally, the Company has a deposit of $9.3 million (at market value) pledged as collateral in connection with a sale and leaseback agreement for 125 buses.

     The Company maintains nine defined benefit pension plans, the most significant of which (the ATU Plan) covers approximately 16,400 current and former employees, fewer than 1,500 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and, as a result, over 85% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. Based upon the application of this table and other actuarial and investment assumptions, the Company believes that the ATU Plan is adequately funded.

     For funding purposes, legislation passed by the United States Congress in 1994, and amended in 1997, mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Nevertheless, based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by the legislation, as amended, the Company does not anticipate that it will be required to make any contributions to the ATU Plan in the foreseeable future. However, there is no assurance, that the ATU Plan will be able to obtain the assumed rate of return or that contributions to the ATU Plan will not be significant.


COMPUTER SYSTEMS/YEAR 2000

     Many existing computer systems and software products, including several used by the Company, are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions related to 2000 and beyond, such as scheduling, dispatch, sales, purchasing, planning and financial systems may be materially adversely affected unless these computer systems are, or become, year 2000 compliant.

     During the past three years, the Company has been replacing and enhancing its computer systems to gain operational efficiencies. In addition, management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. Many of the Company's computer systems or applications which may not be year 2000 compliant are being upgraded or replaced in the normal course of business as the Company takes steps to improve its customer service and operating efficiencies. The Company's dispatching and bus and driver tracking system is the most significant of those systems being upgraded. The system is not currently year 2000 compliant and must be replaced. The Company expects to begin the conversion of this system in the second quarter of 1998 and expects to complete the conversion by the second quarter of 1999.

     Additionally, to ensure that the Company has identified all software that is not year 2000 compliant, the Company is completing a comprehensive assessment of all of its systems and applications, as well as, third party systems on which the Company relies. The Company expects the assessment of these systems and an estimate of the costs to upgrade or revise, where necessary, to be complete by mid-year 1998. The Company expects to make the necessary revisions or upgrades to its software or processes to render it year 2000 compliant prior to the end of 1999. In addition, the Company is taking steps to ensure that adequate contingency measures are in place to eliminate or minimize the adverse operational impact of problems which may occur during the transition to the upgraded or revised systems or as the result of a delay in any implementations. There can be no assurance that these transitions will not have a material adverse effect on the Company's financial condition or results of operations. Despite the Company's efforts there can be no assurance that these efforts will be timely and successful and that the Company's systems, or those of other companies on which the Company's systems rely, will be timely converted, revised or upgraded or that any such failure to convert, revise or upgrade would not have a material adverse effect on the Company's systems.

SEASONALITY

     The Company's business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. As a result, the Company's cash flows are seasonal in nature with a disproportionate amount of the Company's annual cash flows being generated during the peak travel periods. Therefore, an event that adversely affects ridership during any of these peak periods could have a material adverse effect on the Company's financial condition and results of operations for that year. The day of the week on which certain holidays occur, the length of certain holiday periods, and the date on which certain holidays occur within a fiscal quarter, may also affect the Company's quarterly results of operations. The following table sets forth certain operating data of the Company by quarter for 1997 and 1996 (in millions):

                                                                      YEAR ENDED DECEMBER 31, 1997
                                                  -------------------------------------------------------------------
                                                  FIRST          SECOND           THIRD         FOURTH
                                                  QUARTER        QUARTER       QUARTER (2)    QUARTER (2)   TOTAL (2)
                                                  -------        -------       -----------    -----------   ---------
Total  Operating Revenues........................ $ 161.1        $  181.5         $228.5        $ 200.0      $ 771.1
EBITDA (1).......................................    (2.0)           10.2           39.4           20.8         68.4
Operating Income (Loss)..........................    (9.5)            2.8           31.5           12.3         37.1
Net Income (Loss) before Extraordinary Item......   (17.2)           (4.9)          23.5            3.3          4.7

Net Income (Loss) per Share of Common Stock (3):
  Basic
    Net Income (Loss) Attributable to Common
        Shareholders before Extraordinary Item... $ (0.29)       $  (0.08)        $ 0.40        $  0.06      $  0.08
  Diluted
    Net Income (Loss) Attributable to Common
        Shareholders before Extraordinary Item... $ (0.29)       $  (0.08)        $ 0.34        $  0.05      $  0.08

                                                                      YEAR ENDED DECEMBER 31, 1996
                                                  -----------------------------------------------------------------
                                                   FIRST         SECOND           THIRD        FOURTH
                                                  QUARTER        QUARTER         QUARTER       QUARTER        TOTAL
                                                  -------        -------         -------       -------        -----
Total  Operating Revenues........................ $141.6         $ 172.3         $208.1         $178.9      $ 700.9
EBITDA (1).......................................   (7.3)            8.5           34.1           16.2         51.5
Operating Income (Loss)..........................  (14.9)            1.2           26.4            8.1         20.8
Net Income (Loss) before Extraordinary Item......  (21.5)           (5.5)          19.4            1.0         (6.6)

Net Income (Loss) per Share of Common Stock (3):
  Basic
    Net Income (Loss) Attributable to Common
        Shareholders before Extraordinary Item... $ (0.37)       $  (0.10)       $  0.33        $  0.02     $  (0.11)
  Diluted
    Net Income (Loss) Attributable to Common
        Shareholders before Extraordinary Item... $ (0.37)       $  (0.10)       $  0.33        $  0.02     $  (0.11)

---------

(1) Represents earnings before interest, taxes, depreciation and amortization and extraordinary items.

(2) Third quarter and fourth quarter 1997 include results of operations for Carolina and Valley, which were acquired during the third quarter of 1997.

(3) Note that the earnings per share for the year will not be equal to the summation of the individual quarters due to earnings per share utilizing weighted average shares, which would be different for the year compared to the quarters.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE NO.
                                                                                                      --------
Management Report on Responsibility for Financial Reporting .......................................      30

Report of Independent Public Accounts..............................................................      31

Consolidated Statements of Financial Position as of December 31, 1997 and 1996.....................      32

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996, and 1995........      33

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996,
     and 1995......................................................................................      34

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995........      35

Notes to Consolidated Financial Statements.........................................................      36

Schedule II - Valuation and Qualifying Accounts - For the Years Ended December 31, 1997, 1996,
     and 1995......................................................................................      61

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




                                              T. Scott Kirksey
                                             Vice President and
                                          Chief Accounting Officer

Dallas, Texas
March 19, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Greyhound Lines, Inc.:

     We have audited the accompanying consolidated statements of financial position of Greyhound Lines, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greyhound Lines, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

Dallas, Texas
February 3, 1998

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          DECEMBER 31,
                                                                                    ------------------------
                                                                                       1997           1996
                                                                                    ---------      ---------
Current Assets
   Cash and cash equivalents .....................................................  $   2,052      $     898
   Accounts receivable, less allowance for doubtful accounts of $268 and $241 ....     35,364         32,844
   Inventories ...................................................................      4,658          3,840
   Prepaid expenses ..............................................................      4,949          8,179
   Assets held for sale ..........................................................      3,889          4,224
   Other current assets ..........................................................      9,694         11,329
                                                                                    ---------      ---------
         Total Current Assets ....................................................     60,606         61,314
Prepaid Pension Plans ............................................................     25,378         24,927
Property, Plant and Equipment, net of accumulated depreciation of $124,374
    and $101,901 .................................................................    341,292        314,454
Investments in Unconsolidated Affiliates .........................................      6,076          2,437
Insurance and Security Deposits ..................................................     72,693         76,180
Goodwill, net of accumulated amortization of $499 and $0 .........................     30,215              -
Intangible Assets, net of accumulated amortization of $22,188 and $19,105 ........     30,333         20,970
                                                                                    ---------      ---------
         Total Assets ............................................................  $ 566,593      $ 500,282
                                                                                    =========      =========
Current Liabilities
   Accounts payable ..............................................................  $  32,731      $  23,900
   Accrued liabilities ...........................................................     62,237         53,500
   Unredeemed tickets ............................................................     10,325          9,523
   Current portion of reserve for injuries and damages ...........................     21,374         19,864
   Current maturities of long-term debt ..........................................      4,469         11,662
                                                                                    ---------      ---------
         Total Current Liabilities ...............................................    131,136        118,449
Reserve for Injuries and Damages .................................................     36,591         40,099
Long-Term Debt ...................................................................    207,953        192,581
Other Liabilities ................................................................     11,314          8,272
                                                                                    ---------      ---------
         Total Liabilities .......................................................    386,994        359,401
Commitments and Contingencies (Notes 15 and 19)
Stockholders' Equity
   Preferred Stock (10,000,000 shares authorized; par value $.01)
       8 1/2% Convertible Exchangeable Preferred Stock (2,760,000 shares authorized and 2,400,000 shares issued as of December 31, 1997;
          aggregate liquidation preference $60,000) ..............................     60,000              -
       Series A Junior Preferred Stock (1,500,000 and 500,000 shares authorized
          as of December 31, 1997 and 1996; par value $.01; none issued) .........          -              -
   Common Stock (100,000,000 shares authorized; 59,437,514 and 58,469,469 shares issued as of December 31, 1997 and 1996, respectively; par
       value $.01) ...............................................................        594            585
Capital in Excess of Par Value ...................................................    229,365        229,104
Retained Deficit .................................................................   (101,809)       (81,237)
Less: Unfunded Accumulated Pension Obligation ....................................     (7,513)        (6,533)
Less: Treasury Stock, at cost (109,192 shares) ...................................     (1,038)        (1,038)
                                                                                    ---------      ---------
         Total Stockholders' Equity ..............................................    179,599        140,881
                                                                                    ---------      ---------
         Total Liabilities and Stockholders' Equity ..............................  $ 566,593      $ 500,282
                                                                                    =========      =========





        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                      1997              1996              1995
                                                                  -----------       -----------      -----------
Operating Revenues
   Transportation services
     Regular route............................................    $   658,396       $   597,779      $   560,239
     Package express..........................................         35,676            33,527           35,690
   Food services..............................................         21,411            21,363           19,440
   Other operating revenues...................................         55,639            48,189           41,752
                                                                  -----------       -----------      -----------
         Total Operating Revenues.............................        771,122           700,858          657,121
                                                                  -----------       -----------      -----------
Operating Expenses
   Maintenance................................................         77,022            73,441           68,540
   Transportation.............................................        187,311           170,979          156,878
   Agents' commissions and station costs......................        141,100           131,715          125,650
   Marketing, advertising and traffic.........................         26,860            25,811           25,513
   Insurance and safety.......................................         45,860            41,088           52,820
   General and administrative.................................         90,752            80,496           72,105
   Depreciation and amortization..............................         31,259            30,683           31,010
   Operating taxes and licenses...............................         51,511            49,831           48,186
   Operating rents............................................         59,105            53,993           47,884
   Cost of goods sold - Food services.........................         13,289            13,774           12,597
   Other operating expenses...................................          9,947             8,243            6,575
                                                                  -----------       -----------      -----------
         Total Operating Expenses.............................        734,016           680,054          647,758
                                                                  -----------       -----------      -----------
Operating Income .............................................         37,106            20,804            9,363
Interest Expense..............................................         27,657            27,346           26,807
                                                                  -----------       -----------      -----------
Net Income (Loss) Before Income Taxes.........................          9,449           ( 6,542)        ( 17,444)
Income Tax Provision..........................................          1,051                62              374
                                                                  -----------       -----------      -----------
Net Income (Loss) Before Extraordinary Item...................          8,398           ( 6,604)        ( 17,818)
Extraordinary Item............................................         25,323                 -                -
                                                                  -----------       -----------      -----------
Net Loss......................................................       ( 16,925)          ( 6,604)        ( 17,818)
Preferred Dividends...........................................          3,648                 -                -
                                                                  -----------       -----------      -----------
Net Loss Attributable to Common Stockholders..................    $  ( 20,573)      $   ( 6,604)     $  ( 17,818)
                                                                  ===========       ===========      ===========
Net Income (Loss) Attributable to Common Stockholders
     Before Extraordinary Item................................    $     4,750       $   ( 6,604)     $  ( 17,818)
                                                                  ===========       ===========      ===========

Net Income (Loss) Per Share of Common Stock:
   Basic
     Net Income (Loss) Attributable to Common Stockholders
          Before Extraordinary Item...........................    $      0.08       $    (0.11)      $     (0.33)
     Extraordinary Item.......................................          (0.43)               -                 -
                                                                  -----------       -----------      -----------
     Net Loss Attributable to Common Stockholders.............    $     (0.35)      $    (0.11)      $     (0.33)
                                                                  ===========       ==========       ===========
   Diluted
     Net Income (Loss) Attributable to Common Stockholders
          Before Extraordinary Item...........................    $      0.08       $    (0.11)      $     (0.33)
     Extraordinary Item.......................................          (0.42)               -                 -
                                                                  -----------       ----------       -----------
     Net Loss Attributable to Common Stockholders ............    $     (0.34)      $    (0.11)      $     (0.33)
                                                                  ===========       ==========       ===========



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                           COMMON STOCK
                                                          PREFERRED STOCK            COMMON STOCK           SUBSCRIBED
                                                        SHARES      AMOUNT        SHARES        AMOUNT        SHARES
                                                        ------      ------        ------        ------     ------------
BALANCE DECEMBER 31, 1994 ......................             -     $       -        37,568     $     375        16,279
Rights Offering ................................             -             -        16,279           163       (16,279)
Tender of debentures ...........................             -             -             6             -             -
Issuance of stock in connection with
   employee option and 401(k) programs .........             -             -           424             5             -
Issuance of new equity interests ...............             -             -         4,000            40             -
Adjustment for unfunded
   accumulated pension obligation ..............             -             -             -             -             -
Net loss .......................................             -             -             -             -             -
                                                         -----     ---------        ------     ---------       -------
BALANCE, DECEMBER 31, 1995 .....................             -             -        58,277           583             -

Issuance of stock in connection with
   employee option and 401(k) programs .........             -             -                       1,922             -
Adjustment for unfunded
   accumulated pension obligation ..............             -             -             -             -             -
Net loss .......................................             -             -             -             -             -
                                                         -----     ---------        ------     ---------       -------
BALANCE, DECEMBER 31, 1996 .....................             -             -        58,469           585             -

Issuance of stock in connection with
   employee option and 401(k) programs .........             -             -                       7,747             -
Issuance of preferred stock ....................         2,400        60,000             -             -             -
Dividends on preferred stock ...................             -             -             -             -             -
Acquisition of Carolina ........................             -             -           168             2             -
Benefit of pre-bankruptcy deferred tax assets ..             -             -             -             -             -
Adjustment for unfunded
   accumulated pension obligation ..............             -             -             -             -             -
Net loss .......................................             -             -             -             -             -
                                                         -----     ---------        ------     ---------       -------
BALANCE, DECEMBER 31, 1997 .....................         2,400     $  60,000        59,411     $     594             -
                                                         =====     =========        ======     =========       =======


                                                                                                              CAPITAL IN
                                                    COMMON STOCK                              CAPITAL IN      EXCESS OF
                                                     SUBSCRIBED        TREASURY STOCK          EXCESS OF      PAR VALUE
                                                       AMOUNT        SHARES       AMOUNT       PAR VALUE      SUBSCRIBED
                                                    ------------     ------       ------      -----------     -----------
BALANCE DECEMBER 31, 1994 ......................     $     163           109     $  (1,038)     $ 182,826      $  29,184
Rights Offering ................................          (163)            -             -         29,184        (29,184)
Tender of debentures ...........................             -             -             -             75              -
Issuance of stock in connection with
   employee option and 401(k) programs .........             -             -             -            990              -
Issuance of new equity interests ...............             -             -             -         15,347              -
Adjustment for unfunded
   accumulated pension obligation ..............             -             -             -              -              -
Net loss .......................................             -             -             -              -              -
                                                     ---------     ---------     ---------      ---------      ---------
BALANCE, DECEMBER 31, 1995 .....................             -           109        (1,038)       228,422              -

Issuance of stock in connection with
   employee option and 401(k) programs .........             -             -             -            682              -
Adjustment for unfunded
   accumulated pension obligation ..............             -             -             -              -              -
Net loss .......................................             -             -             -              -              -
                                                     ---------     ---------     ---------      ---------      ---------
BALANCE, DECEMBER 31, 1996 .....................             -           109        (1,038)       229,104              -

Issuance of stock in connection with
   employee option and 401(k) programs .........             -             -             -          1,385              -
Issuance of preferred stock ....................             -             -             -         (2,440)             -
Dividends on preferred stock ...................                           -             -              -              -
Acquisition of Carolina ........................             -             -             -            748              -
Benefit of pre-bankruptcy deferred tax assets ..             -             -             -            569              -
Adjustment for unfunded
   accumulated pension obligation ..............             -             -             -              -              -
Net loss .......................................             -             -             -              -              -
                                                     ---------     ---------     ---------      ---------      ---------
BALANCE, DECEMBER 31, 1997 .....................     $       -           109     $  (1,038)     $ 229,366      $       -
                                                     =========     =========     =========      =========      =========

                                                     UNFUNDED
                                                    ACCUMULATED
                                                     PENSION         RETAINED
                                                    OBLIGATION       DEFICIT         TOTAL
                                                    -----------      --------        -----
BALANCE DECEMBER 31, 1994 ......................     $  (1,499)     $ (56,815)     $ 153,196
Rights Offering ................................             -              -              -
Tender of debentures ...........................             -              -             75
Issuance of stock in connection with
   employee option and 401(k) programs .........             -              -            995
Issuance of new equity interests ...............             -              -         15,387
Adjustment for unfunded
   accumulated pension obligation ..............        (2,073)             -         (2,073)
Net loss .......................................             -        (17,818)       (17,818)
                                                     ---------      ---------      ---------
BALANCE, DECEMBER 31, 1995 .....................        (3,572)       (74,633)       149,762

Issuance of stock in connection with
   employee option and 401(k) programs .........             -              -            684
Adjustment for unfunded
   accumulated pension obligation ..............        (2,961)             -         (2,961)
Net loss .......................................             -         (6,604)        (6,604)
                                                     ---------      ---------      ---------
BALANCE, DECEMBER 31, 1996 .....................        (6,533)       (81,237)       140,881

Issuance of stock in connection with
   employee option and 401(k) programs .........             -              -          1,392
Issuance of preferred stock ....................             -              -         57,560
Dividends on preferred stock ...................             -              -         (3,648)
Acquisition of Carolina ........................             -              -            750
Benefit of pre-bankruptcy deferred tax assets ..             -              -            569
Adjustment for unfunded
   accumulated pension obligation ..............          (980)             -           (980)
Net loss .......................................             -        (16,925)       (16,925)
                                                     ---------      ---------      ---------
BALANCE, DECEMBER 31, 1997 .....................     $  (7,513)     $(101,810)     $ 179,599
                                                     =========      =========      =========







        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------
                                                                                1997           1996           1995
                                                                              ---------      ---------      ---------
Cash Flows From Operating Activities
   Net Loss ................................................................  $ (16,925)     $  (6,604)     $ (17,818)
   Extraordinary item ......................................................     25,323              -              -
   Noncash expenses and gains included in net loss
     Depreciation and amortization .........................................     31,259         30,683         31,010
     Other noncash expenses and gains, net .................................      1,618          1,962            903
Net Change in Certain Operating Assets and Liabilities
     Accounts receivable ...................................................     (1,099)        (2,932)         4,129
     Inventories ...........................................................       (278)          (225)           164
     Prepaid expenses ......................................................      5,359           (826)         2,895
     Other current assets ..................................................       (261)        (1,791)         1,104
     Insurance and security deposits .......................................      3,838           (247)        10,832
     Intangible assets .....................................................    (11,610)        (6,038)        (5,301)
     Accounts payable ......................................................      6,798          5,875          3,763
     Accrued liabilities ...................................................      7,335            237          5,594
     Reserve for injuries and damages ......................................     (1,999)        (5,698)        (6,682)
     Unredeemed tickets ....................................................        501            383         (1,119)
     Other liabilities .....................................................        (16)         1,251              -
                                                                              ---------      ---------      ---------
        Net Cash Provided by Operating Activities ..........................     49,843         16,030         29,474
                                                                              ---------      ---------      ---------
Cash Flows From Investing Activities
     Capital expenditures ..................................................    (45,114)       (38,402)       (46,370)
     Proceeds from assets sold .............................................      6,547         16,680         12,349
     Payments for business acquisitions, net of cash acquired ..............    (40,104)             -              -
     Buyout of MDFC lease ..................................................          -         (1,624)             -
     Other investing activities ............................................     (2,146)          (758)           (55)
                                                                              ---------      ---------      ---------
        Net Cash Used for Investing Activities .............................    (80,817)       (24,104)       (34,076)
                                                                              ---------      ---------      ---------
Cash Flows From Financing Activities
     Payments on debt and capital lease obligations ........................    (20,297)        (9,551)       (18,771)
     Proceeds from long-term borrowings ....................................          -          4,106              -
     Proceeds from 11 1/2%  Senior Notes and 8 1/2% Convertible
          Exchangeable Preferred Stock Issuance ............................    203,031              -              -
     Redemption of 10% Senior Notes ........................................   (161,022)             -              -
     Payment of 8 1/2% Convertible Exchangeable Preferred Stock dividends ..     (2,784)             -              -
     Retirement of interest swap ...........................................     (3,010)             -              -
     Net proceeds from Rights Offering .....................................          -              -         11,685
     Proceeds from issuance of Common Stock ................................      1,097            258         15,415
     Repurchase Senior Notes ...............................................          -              -         (9,687)
     Net change in revolving credit facility ...............................     15,113         10,665              -
                                                                              ---------      ---------      ---------
        Net Cash Provided by (used for) Financing Activities ...............     32,128          5,478         (1,358)
                                                                              ---------      ---------      ---------
Net Increase/(Decrease) in Cash and Cash Equivalents .......................      1,154         (2,596)        (5,960)
Cash and Cash Equivalents, Beginning of Period .............................        898          3,494          9,454
                                                                              ---------      ---------      ---------
Cash and Cash Equivalents, End of Period ...................................  $   2,052      $     898      $   3,494
                                                                              =========      =========      =========

Supplemental Schedule of Noncash Investing and Financing Activities:
     Cash capital expenditures .............................................  $ (45,114)     $ (38,402)     $ (46,370)
     Non-cash capital expenditures (See Note 3) ............................  $    (875)     $ (20,004)     $      -
                                                                              ---------      ---------      ---------
     Total Capital expenditures ............................................  $ (45,989)     $ (58,406)     $ (46,370)
                                                                              =========      =========      =========







        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.  BACKGROUND AND OPERATING ENVIRONMENT

     Greyhound Lines, Inc. and subsidiaries (the "Company") is the only nationwide provider of scheduled intercity bus service in the United States. The Company provides various services including scheduled passenger service, package express service and food services at certain terminals. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,400 buses and approximately 1,600 sales outlets. The Company's operating subsidiaries include Texas, New Mexico & Oklahoma Coaches, Inc. ("TNM&O"), Vermont Transit Co., Inc. ("VTC"), Carolina Coach Company ("Carolina"), Valley Transit Co., Inc. ("Valley") and Sistema Internacional de Transporte de Autobuses, Inc. ("SITA"). The Company is subject to regulation by the Department of Transportation (the "DOT") and certain states.

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company. Investments in companies that are 20% to 50% owned ("affiliates") are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated.

Certain Reclassifications

         Certain reclassifications have been made to the prior period statements to conform them to the December 31, 1997 classifications.

Cash and Cash Equivalents

     Cash and cash equivalents include short-term investments that are part of the Company's cash management portfolio. These investments are highly liquid and have original maturities of three months or less.

Inventories

     Inventories are stated at the lower of cost or market, with costs determined using the first-in, first-out method.

Property, Plant and Equipment

     Property, plant and equipment, including capitalized leases, are recorded at cost, including interest during construction, if any. Depreciation is recorded over the estimated useful lives or lease terms, net of assumed residual values, ranging from three to 20 years for structures and improvements, four to 12 years for revenue equipment, and five to 10 years for all other items. The Company principally uses the straight-line method of depreciation for financial reporting purposes and accelerated methods for tax reporting purposes. Maintenance costs are expensed as incurred, and renewals and betterments are capitalized.

Goodwill

     Goodwill represents the excess of cost over fair value of assets acquired related to the acquisition of regional bus carriers as prescribed by the purchase method of accounting. Additionally, the Company is amortizing Goodwill on a straight-line basis over a 20 to 30 year period.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

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

Income Taxes

     Deferred tax assets and liabilities are based upon the estimated future tax effects of the differences in the tax bases of existing assets and liabilities and the related financial statement carrying amounts, using currently enacted tax laws and rates.

Reserve for Injuries and Damages

     The Company maintains comprehensive automobile liability, general liability, workers' compensation, and property insurance to insure its assets and operations. Automobile and general liability insurance coverages are subject to a $1.5 million self-insured retention or deductible per occurrence. The Company also maintains property insurance subject to a $0.1 million deductible per occurrence, and maintains workers' compensation insurance, subject to a $1.0 million deductible per occurrence.

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

Revenue Recognition

     Transportation revenue is recognized when the service is provided. A liability for tickets sold but not used is recorded as unredeemed tickets.

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

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

Earnings Per Share

     The Company adopted SFAS No. 128 "Earnings Per Share" (SFAS No. 128) effective December 15, 1997. This statement requires the replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. The calculation of earnings per share under SFAS No. 128 has a favorable impact on earnings per share as it excludes potentially dilutive options from the calculation of basic earnings per share. Additionally, the calculation of diluted earnings per share uses the average share price for the period rather than the potentially more dilutive greater of average share price or end of the period price required by APB Opinion 15. The adoption of SFAS No. 128 did not have a material impact on the earnings per share calculation.

Basic earnings (loss) per common share is calculated by dividing net income
(loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock"). The calculation of diluted earnings (loss) per share of Common Stock considers the effect of Common Stock equivalents outstanding during the period, the conversion of the Company's 8 1/2% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") and 8 1/2% Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. For the year ended December 31, 1997, the assumed conversion of the Preferred Stock and Convertible Debentures has an anti-dilutive effect. Additionally, for the years ended December 31, 1996 and 1995, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures has an anti-dilutive effect. As a result, these shares are excluded from the final determination of the weighted average shares outstanding at December 31, 1997, 1996 and 1995.

     Also note that the 1997 earnings per share calculation reflects the pro rata impact of dividends which will accrue to the holders of the Preferred Stock. The following tables detail the components utilized to calculate earnings per share for 1997, 1996 and 1995.

                                                                  FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                -----------------------------------------
                                                                                                PER-SHARE
                                                                   INCOME           SHARES        AMOUNT
                                                                ------------      ----------     --------
     BASIC EARNINGS PER SHARE
         Net Income attributable to common shareholders......   $  4,750,000      58,964,093     $   0.08
                                                                ============      ==========     ========

         Effect of Dilutive Securities :
           Options issued to Company employees
                 and Members of the Board of Directors.......              -       1,737,481
                                                                ------------      ----------

     DILUTED EARNINGS PER SHARE
         Net Income attributable to common
            shareholders plus assumed conversions............   $  4,750,000      60,701,574     $   0.08
                                                                ============      ==========     ========

                                                                  FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                -----------------------------------------
                                                                                                PER-SHARE
                                                                   INCOME           SHARES        AMOUNT
                                                                ------------      ----------     --------
     BASIC AND DILUTED EARNINGS PER SHARE
         Net Loss attributable to common shareholders........   $(6,604,000)      58,263,327     $ (0.11)
                                                                ===========       ==========     =======

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                  FOR THE YEAR ENDED DECEMBER 31, 1995
                                                                -----------------------------------------
                                                                                                PER-SHARE
                                                                   INCOME           SHARES        AMOUNT
                                                                ------------      ----------     --------
     BASIC AND DILUTED EARNINGS PER SHARE
         Net Loss attributable to common shareholders........   $(17,818,000)     54,595,377     $ (0.33)
                                                                ============      ==========     =======

Future Accounting Changes

     The Company plans to adopt Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company's only non-owner change in equity at December 31, 1997, is a minimum pension liability adjustment. Upon adoption, comprehensive income and the cumulative other comprehensive income will be reported in a consolidated statement of shareholders' equity.

     The Company plans to adopt Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", effective for the Company's fiscal year beginning January 1, 1998. This Statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company will not be required to make changes related to this standard, as the Company has only one reportable segment.

     The Company plans to adopt Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits", effective for the Company's fiscal year beginning January 1, 1998. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates other disclosures no longer useful as prescribed in previous standards. The Company anticipates that its' disclosure will be affected by this standard, and the Company will comply by the effective date.

     The Company plans to adopt Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal-Use", effective for the Company's fiscal year beginning January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal-use and identifies the characteristics of internal-use software. The Company has determined the impact of adoption will be minimal.

3.  STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

     Cash paid for interest was $29.4 million, $24.5 million and $22.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. There were no cash payments for federal income taxes for the years ended December 31, 1997, 1996 and 1995, other than payments related to an Internal Revenue Service "IRS" audit of the Company's 1987 through 1989 tax returns which resulted in a $0.3 million payment in 1996.

     Significant noncash investing and financing activities during 1997 included $0.9 million primarily related to stock issued in July for consideration in the purchase of Carolina. In 1996, noncash activity included 77 buses which were acquired under a capital lease for $17.9 million and computer equipment which was acquired under a capital lease for $2.1 million.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

4.  INVENTORIES

     Inventories consisted of the following (in thousands):

                                                                                         DECEMBER 31,
                                                                                 --------------------------
                                                                                   1997                1996
                                                                                 -------             ------
     Service parts...........................................................    $ 2,880             $ 2,078
     Fuel....................................................................        576                 609
     Food service operations.................................................      1,202               1,153
                                                                                 -------             -------
       Inventories...........................................................    $ 4,658             $ 3,840
                                                                                 =======             =======

5.  PREPAID EXPENSES

     Prepaid expenses consisted of the following (in thousands):

                                                                                          DECEMBER 31,
                                                                                 --------------------------
                                                                                   1997                1996
                                                                                 -------             ------
     Insurance...............................................................    $ 1,520             $ 4,003
     Taxes and licenses......................................................      1,064               1,303
     Rents...................................................................      1,424                 992
     Other...................................................................        941               1,881
                                                                                 -------             -------
       Prepaid expenses......................................................    $ 4,949             $ 8,179
                                                                                 =======             =======

6.  OTHER CURRENT ASSETS

     Other current assets consisted of the following (in thousands):

                                                                                         DECEMBER 31,
                                                                                 -------------------------
                                                                                   1997               1996
                                                                                 -------            ------
     Deposits on insurance...................................................    $ 7,576            $  7,090
     Deposits on business combinations.......................................          -               1,644
     Deferred acquisition costs..............................................      1,128                 436
     Other...................................................................        990               2,159
                                                                                 -------            --------
       Other current assets..................................................    $ 9,694            $ 11,329
                                                                                 =======            ========

     The deposits on insurance held as of December 31, 1997 and 1996, are the current portion of insurance deposits that include self-insurance deposits required by the Company's primary insurance carrier to cover interstate and certain intrastate claims for bodily injury and property damage liability. Deposits on business combinations represented deposits on two acquisitions pending at the end of 1996, which were subsequently completed in 1997. Deferred acquisition costs represent costs associated with potential acquisitions by SITA. These acquisition costs will be considered as part of the cost of the acquisitions when determining the purchase price allocation, or expensed when it is determined that the purchase will not be completed.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

7.  BENEFIT PLANS

Pension Plans

     The Company has nine defined benefit pension plans. The first plan (the "ATU Plan") covers substantially all of the Company's ongoing hourly employees hired before November 1, 1983. The Company's hourly plan provides normal retirement benefits to the covered employees based upon a percentage of average final earnings, reduced pro rata for service of less than 15 years. Participants in this plan will continue to accrue benefits as long as no contributions are due from the Company. In the event a contribution is required, the plan benefits will be frozen until such time as the assets of the plan exceed 115% of the plan liabilities. The second plan covered salaried employees through May 7, 1990, when the plan was curtailed. The third plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics. The remaining six plans are held by TNM&O, VTC, and Carolina and cover substantially all of their salaried and hourly personnel. It is the Company's policy to fund the minimum required contribution under existing laws.

     The Company's net periodic pension expense (income) included the following (in thousands):

                                                                             YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                      1997             1996             1995
                                                                  -----------       ------------     ----------
     Service cost-benefits earned during the period.............  $     4,549       $     3,779      $   4,331
     Interest cost on projected benefit obligations.............       51,958            51,257         60,041
     Actual return on plan assets...............................     (120,808)          (49,621)      (148,028)
     Net amortization and deferral..............................       64,554            (6,072)        81,922
                                                                  -----------       ------------     ---------
       Net periodic pension expense (income)....................  $       253       $      (657)     $  (1,734)
                                                                  ===========       ===========      =========

     The following table sets forth the funded status and amounts recognized in the consolidated statements of financial position for the pension plans (in thousands):

                                                             DECEMBER 31, 1997                  DECEMBER 31, 1996
                                                   ---------------------------------   --------------------------------
                                                     PREPAID       ACCRUED PENSION      PREPAID       ACCRUED PENSION
                                                   PENSION PLANS    PLAN LIABILITIES   PENSION PLANS  PLAN LIABILITIES
                                                   -------------   -----------------   -------------  -----------------
Actuarial present value of benefit obligations
   Vested benefit obligations.....................   $  633,544      $  66,033          $  648,142        $ 43,254
                                                     ==========      =========          ==========        ========

   Accumulated benefit obligations................   $  649,056      $  66,889          $  661,682        $ 43,474
                                                     ==========      =========          ==========        ========

Projected benefit obligations.....................   $  660,744      $  68,679          $  672,863        $ 44,177
Plan assets at fair value.........................      759,507         60,661             720,136          38,345
                                                     ----------      ---------          ----------        --------
Plan assets greater than (less than) projected
   benefit obligations............................       98,763         (8,018)             47,273          (5,832)
Unrecognized net (gain) loss......................      (73,385)         7,407             (22,346)          6,896
Adjustment required to recognize
    minimum liability.............................            -         (7,513)                  -          (6,533)
                                                     ----------      ---------          ----------        --------
   Prepaid (accrued) pension costs................   $   25,378      $  (8,124)         $   24,927        $ (5,469)
                                                     ==========      =========          ==========        ========

     Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions," required the Company to record an additional minimum liability of $1.0 million as of December 31, 1997. This provision is reflected as a reduction of stockholders' equity.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     In determining the benefit obligations and service costs for the Company's defined benefit pension plans, the following assumptions were used:

                                                                                     DECEMBER 31,
                                                                              ---------------------------
                                                                                 1997              1996
                                                                              -----------       ---------
   Weighted average discount rate..........................................      7.25%            7.50%
   Expected long-term rate of return on plan assets........................    7.50-9.00%       7.50-9.00%
   Rate of salary progression..............................................    0.00-6.00%       0.00-6.00%

     Plan assets consist primarily of government-backed securities, corporate equity securities, guaranteed insurance contracts, annuities and corporate debt obligations.

Cash or Deferred Retirement Plans

     The Company sponsors 401(k) cash or deferred retirement plans that cover substantially all of its ongoing salaried, hourly and represented employees. Costs to the Company related to these plans were $1.7 million, $2.1 million, and $1.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. On October 31, 1991, the Company contributed 500,000 shares of its Common Stock to an employee stock ownership plan ("ESOP") for its employees. Effective December 31, 1994, this plan was amended to merge it into the Company's 401(k) profit sharing plan. An IRS determination letter relating to this merger was filed and received in 1996.

Other Plans

     A contributory trusteed health and welfare plan has been established for all active hourly employees which are represented by collective bargaining agreements and a contributory health and welfare plan has been established for salaried employees and hourly employees who are not represented by collective bargaining agreements. For the years ended December 31, 1997, 1996 and 1995, the Company incurred costs of $17.8 million, $16.3 million, and $13.9 million, respectively, related to these plans. No post-retirement health and welfare plans exist.

     The Company also has a Supplemental Executive Retirement Plan (the "SERP"), which covers only key executives of the Company. During 1995, the SERP was converted from a defined benefit plan to a defined contribution plan. For the years ended December 31, 1997, 1996 and 1995, the Company incurred costs of $0.2 million, $0.4 million and $0.3 million, respectively.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

8.  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                             ---------------------------
                                                                                 1997            1996
                                                                             ----------       ----------
   Land and improvements...................................................  $   85,809       $   77,954
   Structures and improvements
     Owned.................................................................     101,854           89,473
     Capitalized leased assets.............................................         650              650
     Lease interests.......................................................       6,540            4,376
     Leasehold improvements................................................      28,757           27,006
   Revenue equipment
     Owned.................................................................     149,627          135,732
     Capitalized leased assets.............................................      36,101           34,165
     Leasehold improvements................................................       3,123            2,900
   Furniture and fixtures..................................................      42,778           32,499
   Vehicles, machinery and equipment
     Owned.................................................................      10,427            9,478
     Capitalized lease assets..............................................           -            2,122
                                                                             ----------       ----------
   Property, plant and equipment...........................................     465,666          416,355
       Accumulated depreciation............................................    (124,374)        (101,901)
                                                                             ----------       ----------
           Property, plant equipment, net..................................  $  341,292       $  314,454
                                                                             ==========       ==========

     During 1997, the Company took delivery of 210 buses, all but six of which were manufactured by Motor Coach, Inc. ("MCI") or its affiliate, Dina Autobuses, S.A. de C.V. ("DASA"); hereafter referred to collectively as "MCI." The Company purchased 20 of these buses and the remaining were financed as long-term operating leases. The Company purchased 58 buses throughout the year that were later sold and then leased back.

     The Company paid $10.3 million to Viad in the fourth quarter of 1997 to acquire terminal facilities in San Jose, CA, Nashville, TN and Reno, NV and Viad's joint venture interests in the terminals in Denver, CO, and Albuquerque, NM.

     Accumulated depreciation of capitalized leased assets amounted to $12.1 million and $9.2 million at December 31, 1997 and 1996, respectively.

9.  INSURANCE AND SECURITY DEPOSITS

     Insurance and security deposits consisted of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                             ---------------------------
                                                                                 1997            1996
                                                                             ---------         ---------
   Insurance deposits......................................................  $  37,205         $  40,481
   Security deposits.......................................................     33,756            35,314
   Other...................................................................      1,732               385
                                                                             ---------         ---------
           Insurance and security deposits.................................  $  72,693         $  76,180
                                                                             =========         =========

     Insurance deposits are required by the Company's self-insurance authorizations and the Company's primary insurance carrier to cover self-insured interstate and certain intrastate auto liability as well as workers' compensation coverage in certain states.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     Security deposits at December 31, 1997 and 1996, include (i) a $24.7 million (at current market value) pledge of assets required as a collateral deposit for a $70.1 million sale/leaseback of 319 buses, and (ii) a $9.3 million (at current market value) deposit required by the lessor in conjunction with a separate sale/leaseback of 125 buses.

10.  INTANGIBLE ASSETS

     Intangible assets consisted of the following (in thousands):

                                                                                    DECEMBER 31,
                                                                             ---------------------------
                                                                                 1997            1996
                                                                             ---------         ---------
   Trademark...............................................................  $  10,198         $  10,198
   Software................................................................     30,561            23,340
   Debt issuance costs.....................................................     10,082             4,807
   Deferred lease costs....................................................      1,652             1,701
   Other...................................................................         28                29
                                                                             ---------         ---------
   Intangible assets.......................................................     52,521            40,075
     Accumulated amortization..............................................    (22,188)          (19,105)
                                                                             ---------         ---------
       Intangible assets, net..............................................  $  30,333         $  20,970
                                                                             =========         =========

     Trademarks are amortized using the straight-line method over 15 years.

11.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                             ---------------------------
                                                                                1997             1996
                                                                             ---------         ---------
   Compensation, benefits and payroll-related taxes........................  $  26,375         $  18,750
   Bus operating leases and rentals........................................      5,900             4,125
   Interest................................................................      4,145             8,000
   Operating, property and income taxes....................................      3,998             4,115
   Dividends payable.......................................................        864                 -
   Other expenses..........................................................     20,955            18,510
                                                                             ---------         ---------
       Accrued liabilities.................................................  $  62,237         $  53,500
                                                                             =========         =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

12.  LONG-TERM DEBT AND INTEREST EXPENSE

     Long-term debt consisted of the following (in thousands):

                                                                                  DECEMBER 31,
                                                                           ------------------------
                                                                              1997           1996
                                                                           ---------      ---------
Secured Indebtedness
  Revolving bank loans, prime plus 0.75% or LIBOR plus 2.25% (weighted average 8.6%) as of December 31, 1997 and prime plus
      1.75% (weighted average 10.0%) as of December 31, 1996, due 2002 ..  $  25,778      $  10,665
  Capital lease obligations (weighted average 10.4% at December 31,
      1997 and 1996) due through 2003 ...................................     26,635         29,604
  Real estate mortgages (11.2% and weighted average 9.4% at
     December 31, 1997 and 1996, respectively) due through 2006 .........        205          1,685
  Note payable, prime plus 1.5%, due 2004 ...............................          -         13,452
Unsecured Indebtedness
  10% Senior notes (13.5% imputed rate), due 2001, net of
     unamortized discount of  $13,991 at December 31, 1996 ..............          -        138,679
  11 1/2% Senior notes, due 2007 ........................................    150,000              -
  8 1/2% Convertible debentures, due 2007 ...............................      9,804          9,804
  Other long-term debt (weighted average 10.0% at December 31, 1996)
     due through 1997 ...................................................          -            354
                                                                           ---------      ---------
Long-term debt ..........................................................    212,422        204,243
  Less current maturities ...............................................     (4,469)       (11,662)
                                                                           ---------      ---------
     Long-term debt, net ................................................  $ 207,953      $ 192,581
                                                                           =========      =========

Revolving Credit Facility

     The Company is a party to a Revolving Credit Facility which was renegotiated in December 1996 and May 1997. This renegotiation of the Revolving Credit Facility resulted in an extraordinary loss of $1.5 million, relating to the write-off of the previous debt issuance costs that were being amortized.

     The amended Revolving Credit Facility consists of (i) a revolving facility providing for advances of up to $92.5 million based on the liquidation value of certain core vehicles, (ii) a revolving facility providing for advances of up to $2.5 million based on a formula of eligible accounts receivable and (iii) a real estate facility providing for borrowings of up to $30.0 million based on the fair market value of certain core real property collateral (the "Real Estate Facility"). The Revolving Credit Facility has two interest rate options, prime and LIBOR. As of March 5, 1998, the Company had borrowings under the Revolving Credit Facility bearing interest at prime rate plus 0.25% (8.75%) and LIBOR plus 1.75% (weighted average 7.405%). The weighted average interest rate for all Revolving Credit Facility borrowings was 7.483% at March 5, 1998. Borrowings under the Revolving Credit Facility mature on May 21, 2002, although availability under the Real Estate Facility will be subject to yearly reductions commencing in 1999. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company.

10% Senior Notes

     The Company retired the 10% Senior Notes in May 1997 with the proceeds from the issuance of the 11 1/2% Senior Notes and the Company's 8 1/2% Convertible Exchangeable Preferred Stock. This transaction resulted in an extraordinary loss of $21.3 million relating to the write-off of the discount and debt issuance costs, combined with the prepayment penalties.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     The Company's 10% Senior Notes due 2001 (the "10% Senior Notes") bore interest at the rate of 10% per annum, payable each January 31 and July 31. The 10% Senior Notes had an original stated principal amount of $165.0 million, of which $1.7 million had been held by the Company prior to December 1995. During December 1995, the Company repurchased (the "Senior Note Repurchase") an additional $10.7 million aggregate principal amount of the 10% Senior Notes pursuant to a put/call agreement with one of the Company's principal stockholders. The 10% Senior Notes are reflected net of unamortized discount in the Consolidated Statements of Financial Position to reflect an imputed interest rate of 13.5%, and also net of any Senior Notes held by consolidated subsidiaries.

11 1/2% Senior Notes

     The Company's 11 1/2% Senior Notes due 2007 (the "11 1/2% Senior Notes") bear interest at the rate of 11 1/2% per annum, payable each April 15 and October 15 commencing on October 15, 1997. The 11 1/2% Senior Notes are redeemable at the option of the Company in whole or in part, at any time on or after April 15, 2002, at redemption prices of 105.750% in 2002, 103.834% in 2003, 101.917% in 2004 and 100% in 2005 and thereafter plus any accrued but unpaid interest. Upon a change of control of the Company, as defined in the indenture, the Company will be required to make an offer to repurchase all or any part of each holder's 11 1/2% Senior Notes at a price equal to 101% of the principal amount thereof plus interest. The 11 1/2% Senior Note indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, sell assets or enter into certain mergers or consolidations.

Convertible Debentures

     During 1992, the Company issued $98.9 million of 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") of which $9.8 million remains outstanding. Interest on the Convertible Debentures is payable semiannually (each March 31 and September 30). The Convertible Debentures are convertible at the option of the holder at any time prior to maturity, unless previously redeemed, into Common Stock at the conversion price of $12.375 per share (equivalent to a conversion rate of approximately 80.81 shares per $1,000 principal amount of Convertible Debentures), subject to adjustment in certain events.

Other

     Under the most restrictive provisions of all its debt agreements, the Company is limited in incurring additional indebtedness, is limited on the payment of dividends on its Common Stock, and may not enter into certain mergers, or acquire or dispose of any assets (except in the ordinary course of business). The Revolving Credit Facility is subject to certain operating and financial covenants, including maintenance of a minimum consolidated net worth, ratio of total indebtedness to cash flow and ratio of cash flow to interest expense. In addition, non-bus capital expenditures are limited to $30.0 million annually with no spending limitations on bus purchases. However, in 1997, the Company obtained a waiver to allow for an additional $3.0 million of capital expenditures. As of December 31, 1997, the Company was in compliance with all such covenants.

     During March 1994, the Company ordered 151 new buses from MCI for an aggregate cost of $34.8 million. The buses were 90% financed through a ten-year installment note, which was secured by the purchased buses and which bore interest at a rate of prime plus 1.5 percent. In February 1995, the Company made a prepayment on the amount owed of $12.9 million. The remainder of these notes were paid in April 1997 with the proceeds from the sale of the Company's securities.

     During 1993, the Company executed three interest rate swap agreements whereby fixed interest rates were swapped for variable interest rates. The purpose of these agreements was to hedge the interest rates related to the

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

Company's 10% Senior Notes and the Convertible Debentures. The five-year swap transactions totaled $150.0 million, and a deposit of $10.0 million was provided to secure the transaction. When the Company entered into a previous bank credit facility in December 1993, the deposit was returned to the Company. During January 1994, the Company terminated a $75.0 million interest rate swap agreement. The gain resulting from the termination was $1.6 million and is being recognized evenly over the remaining term of the five-year agreement.

     The Company amended its two remaining interest rate swap agreements during October 1994, to lock in the future payments under the agreements until maturity in July 1998. The net result of the amendments was to ensure that these swaps would not be subject to interest rate risk. These agreements were terminated in April 1997, with proceeds from the sale of the Company's securities. This transaction resulted in an extraordinary loss of $1.5 million. The net interest expense during 1997 and 1996 resulting from the interest rate swap agreements was $0.3 million and $1.2 million, respectively.

     At December 31, 1997, maturities of long-term debt for the next five fiscal years ending December 31 and all years thereafter, are as follows (in thousands):

             1998.............................................  $    4,469
             1999.............................................       4,850
             2000.............................................       5,741
             2001.............................................       2,511
             2002 ............................................      29,025
             Thereafter.......................................     165,826
                                                                ----------
                                                                $  212,422
                                                                ==========

13.  INCOME TAXES

Income Tax Provision

     The income tax provision consisted of the following (in thousands):

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1997          1996         1995
                                                                             --------        ------       -----
     Current
        Federal...........................................................   $      -        $    -       $  312
        State.............................................................        482            62           62
                                                                             --------        ------       ------
              Total Current...............................................        482            62          374
                                                                             --------        ------       ------

     Deferred
        Federal...........................................................        478             -            -
        State.............................................................         91             -            -
                                                                             --------        ------       ------
              Total Deferred..............................................        569             -            -
                                                                             --------        ------       ------
              Income tax provision........................................   $  1,051        $   62       $  374
                                                                             ========        ======       ======

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

Effective Tax Rate

     The differences, expressed as a percentage of income before taxes and extraordinary items, between the statutory and effective federal income tax rates are as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                               1997           1996          1995
                                                                              ------         -----         -----
     Statutory tax rate....................................................     34.0%        (34.0)%       (34.0)%
     Dividends received deduction..........................................      -            (0.5)         (0.1)
     Non-compliance fees...................................................      -            (0.3)          0.3
     State income taxes....................................................      6.1           1.0           0.4
     Unrecognized current year benefit.....................................      -            31.0          32.4
     Recognition of previously unrecognized deferred tax assets............    (31.0)          -             -
     Other.................................................................      2.0           3.8           3.1
                                                                              ------         -----         -----
        Effective tax rate.................................................     11.1%          1.0%          2.1%
                                                                              ======         =====         =====

Deferred Tax Assets

     Significant components of deferred income taxes at December 31, 1997 and 1996, were as follows (in thousands):

                                                                                      DECEMBER 31,
                                                                             -----------------------------
                                                                                 1997             1996
                                                                             ----------        -----------
Deferred Tax Assets
     Federal and state NOL carryforwards...................................  $   43,124        $    30,624
     Reserve for injuries and damages......................................      16,943             17,840
     Book over tax depreciation and amortization...........................       2,066              1,358
     Other accrued expenses and reserves...................................       6,303              5,487
     Other deferred tax assets.............................................         245                358
                                                                             ----------        -----------
       Total deferred tax assets...........................................      68,681             55,667
                                                                             ----------        -----------
Deferred Tax Liabilities
     Tax over book depreciation and amortization...........................      16,298             12,131
     Pension cost for tax purposes in excess of books......................       8,749              8,322
     Other deferred tax liabilities........................................         398                245
                                                                             ----------        -----------
       Total deferred tax liabilities......................................      25,445             20,698
                                                                             ----------        -----------
Net deferred tax assets....................................................      43,236             34,969
Valuation allowance........................................................     (43,236)           (34,969)
                                                                             ----------        -----------
       Deferred tax assets, net of valuation allowance.....................  $        -        $         -
                                                                             ==========        ===========

     With the Company reporting income before taxes and extraordinary items, a provision is required to be recognized as if the extraordinary item had not occurred. Before the extraordinary loss, the Company would use previously unrecognized deferred tax assets to offset taxes on the income. Use of the deferred tax asset would normally reflect the recognition of tax expense and an equal benefit due to the reduction of the valuation allowance, resulting in no impact to the provision. However, a portion of the Company's deferred tax asset arose prior to the fresh start date, and as a result, $0.6 million of the reversal of the related valuation allowance was used to increase capital in excess of par rather than reduce tax expense at December 31, 1997. Therefore, a provision would be required equal to the portion of the valuation allowance reduction related to deferred tax assets that arose prior to the fresh start date. The benefit from the extraordinary loss has been fully reserved as the Company currently does not believe that a sufficient history of earnings has been established to make realization of the deferred tax asset more likely than not. At December 31, 1997, the remaining deferred tax asset that arose prior to the fresh start date was $4.2 million. Future recognition of these assets will increase capital in excess of par rather than reduce tax expense.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

Availability and Amount of NOL's

     The Financial Restructuring resulted in an ownership change, as defined under Section 382 of the Internal Revenue Code (the "Code"). The provisions of the Code, as they apply to the Company, require that an annual limitation be placed on the amount of net operating loss ("NOL") carryforwards which may be utilized. Consequently, the Company's NOL carryforwards from 1994 are now subject to an annual limitation of $2.1 million. Any unused portion of the current annual limitation may be carried forward to the following year. The Company estimates a 1997 taxable loss of $19.6 million. Additionally, the Company incurred taxable losses in 1996 and 1995 of $19.7 million and $29.8 million respectively. Neither the 1997, 1996, nor 1995 loss is subject to limitation under Section 382. The Company will also carry forward the unused 1997, 1996, and 1995 annual limitation of $2.1 million from the 1994 NOL carryforward. As a result, the Company will carryforward available NOL's of $100.6 million, $25.2 million of which is subject to the annual $2.1 million limitation. The NOL carryforwards expire as follows (in thousands):

           2006...............................................  $   1,100
           2007...............................................      2,900
           2008...............................................      9,800
           2009...............................................     17,700
           2010...............................................     29,800
           2011...............................................     19,700
           2012...............................................     19,600
                                                                ---------

                                                                $ 100,600
                                                                =========

14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

     For cash and cash equivalents, accounts receivable, and the revolving bank loans, the carrying amounts reported in the Consolidated Statements of Financial Position approximate fair value. The fair values of the interest rate swaps, short-term deposits and long-term insurance deposits are based upon quoted market prices at December 31, 1997 and 1996, where available. For the portion of short-term deposits and long-term insurance and security deposits where no quoted market price is available, the carrying amounts are believed to approximate fair value. For the other secured indebtedness, real estate mortgages, note payable and other long-term debt, the fair values are estimated using discounted cash flow analysis, based upon the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Senior Notes and the Convertible Debentures were based upon quoted market prices at December 31, 1997 and 1996.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996, are as follows (in thousands):

                                                    DECEMBER 31, 1997              DECEMBER 31, 1996
                                                 ----------------------         ----------------------
                                                 CARRYING         FAIR          CARRYING         FAIR
                                                  AMOUNT          VALUE          AMOUNT          VALUE
                                                 --------         -----         --------         -----
Other Current Assets
  Deposits on Insurance .......................  $   7,576      $   7,576      $   7,090      $   7,090
  Deposits on Business Combinations ...........          -              -            900            900
Insurance and Security Deposits
  Insurance Deposits ..........................     37,205         37,205         40,481         40,481
  Security Deposits ...........................     33,756         34,265         35,314         35,314
Long-Term Debt
  Interest Rate Swaps .........................          -              -           (857)        (3,929)
  Real Estate Mortgages .......................       (205)          (141)        (1,685)        (1,074)
  Note Payable ................................          -              -        (13,452)       (10,096)
  10% Senior Notes ............................          -              -       (138,679)      (146,946)
  11 1/2% Senior Notes ........................   (150,000)      (165,750)             -              -
  8 1/2% Convertible Subordinated Debentures ..     (9,804)        (9,804)        (9,804)        (9,730)
  Other Long-Term Debt ........................          -              -           (354)          (354)

15.  LEASE COMMITMENTS

     The Company leases buses and terminals from various parties pursuant to capital and operating leases expiring at various dates through 2065.

     At December 31, 1997, scheduled future minimum payments for the next five fiscal years ending December 31, under the capital leases and noncancelable operating leases are as follows (in thousands):

                                                                               CAPITAL        OPERATING
                                                                               LEASES           LEASES
                                                                             ---------        ----------
           1998...........................................................   $   7,015        $   46,883
           1999...........................................................       6,894            44,396
           2000...........................................................       7,201            41,768
           2001...........................................................       3,535            41,152
           2002...........................................................       3,919            31,721
           Thereafter.....................................................       6,197           108,238
                                                                             ---------        ----------
                   Total minimum lease payments...........................      34,761        $  314,158
                                                                                              ==========
               Amounts representing interest..............................       8,126
                                                                             ---------
                   Present value of minimum lease payments................   $  26,635
                                                                             =========

     For the years ended December 31, 1997, 1996 and 1995, rental expenses for operating leases (net of sublease rental income of approximately $2.1 million, $2.2 million and $1.9 million, respectively) amounted to $57.6 million, $52.4 million, and $47.8 million, respectively. Rental expenses for bus operating leases, excluding casual rents and other short term leases during peak periods, amounted to $32.1 million, $27.5 million and $23.7 million in 1997, 1996 and 1995, respectively.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

16.  STOCK OPTION PLANS

     As of December 31, 1997, the Company's five stock option plans have authorized the grant of options to employees and outside directors for up to 7,939,446 shares of the Company's Common Stock. All options granted have five to 10 year terms and vest over a three to four year period of continued employment or service on the Company's Board of Directors.

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. However, pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rates of 6.0%; dividend yield of zero; volatility factor of the expected market price of the Company's Common Stock of 0.40; and a weighted-average expected life of the options of 7.1 years, and the assumptions for 1996: risk-free interest rates of 6.0% and 7.0%; dividend yield of zero; volatility factor of the expected market price of the Company's Common Stock of 0.35; and a weighted-average expected life of the options of 5.7 years.

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

     Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and earnings per share would have been reduced to the following:

                                                                                  1997        1996        1995
                                                                              ----------    --------   ---------
     Pro forma net loss (in 000's).........................................   $  (21,899)   $ (8,647)  $ (19,379)
     Pro forma net earnings per share......................................   $    (0.36)   $  (0.15)  $   (0.35)

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                                     OPTIONS OUTSTANDING
                                                  SHARES        ------------------------------
                                                 AVAILABLE                    WEIGHTED AVERAGE
                                                 FOR GRANT         SHARES      EXERCISE PRICE
                                               -----------      -----------   ----------------
Balance, December 31, 1994..................     1,557,760        1,912,251     $   7.47
   New shares authorized....................     4,365,810                -            -
   Options granted..........................    (3,892,186)       3,892,186         2.64
   Options exercised........................             -           (9,400)        2.84
   Terminated or canceled...................       673,650         (683,650)       10.75
                                               -----------      -----------     --------
Balance, December 31, 1995..................     2,705,034        5,111,387         3.35
   Options granted..........................    (1,352,000)       1,352,000         3.56
   Options exercised........................             -         (100,450)        2.43
   Terminated or canceled...................       418,000         (418,000)        4.21
                                               -----------      -----------     --------
Balance, December 31, 1996..................     1,771,034        5,944,937         3.35
   Options granted..........................    (1,324,000)       1,324,000         2.70
   Options exercised........................             -         (258,694)        2.59
   Terminated or canceled...................       510,369         (510,369)        3.48
                                               -----------      -----------     --------
Balance, December 31, 1997..................       957,403        6,499,874     $   3.24
                                               ===========      ===========     ========

         The table below details the Company's options outstanding by related option exercise price.

                                               WEIGHTED            WEIGHTED                          WEIGHTED
           RANGE OF          OPTIONS           AVERAGE             AVERAGE            OPTION         AVERAGE
        EXERCISE PRICE     OUTSTANDING      REMAINING LIFE      EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
        --------------     -----------      --------------      --------------     -----------    --------------
     $     0  -  3.00        2,896,722            3.9           $      1.87           2,260,926      $    2.22
        3.09  -  5.44        3,383,902            5.0                  3.60           1,246,130           3.42
        9.81  - 20.625         219,250            4.5                 15.63             219,250          15.63
                          ------------      ---------           -----------         -----------      ---------
                             6,499,874            4.5           $      3.24           3,726,306      $    3.41
                          ============      =========           ===========        ===========      =========

         Additionally, the Company had 2,150,515 and 683,986 options exercisable at December 31, 1996 and 1995, respectively. Included in the above options granted for 1997 and 1996 were options granted at a value less than market value on that date. For 1997, of the 1,324,000 options granted, 703,300 were granted at market value with a weighted average exercise price of $4.27, while 620,700 shares were granted below market value with a weighted average exercise price of $0.92 and a fair value of $3.32. For 1996, of the 1,352,000 options granted, 1,318,000 were granted at market value with a weighted average exercise price of $3.66, while 34,000 shares were granted below market value with no weighted average exercise price and a fair value of $3.69.

17.  STOCKHOLDERS' EQUITY

     The Company is authorized to issue 100,000,000 shares of $.01 par value common stock.

     The Company is authorized to issue 10,000,000 shares of $.01 par value preferred stock. The Board of Directors may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. As of December 31, 1997, the Company has designated 1,500,000 shares of preferred stock as "Series A" junior preferred stock in connection with the stockholders rights plan discussed below. No "Series A" junior preferred stock had been issued as of December 31, 1997.

     During 1997, the Company issued 2,400,000 shares of 8 1/2% convertible exchangeable preferred stock ("the

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

Preferred Stock"). The Preferred Stock carries a liquidation preference of $25.00 per share plus accumulated and unpaid dividends. The holders of the Preferred Stock are currently entitled to vote with the holders of the Common Stock on all matters submitted to a vote of stockholders of the Company, each share of Preferred Stock entitling the holder thereof to one vote. The Company, however, may seek stockholder approval to amend the Restated Certificate of Incorporation of the Company to eliminate the provisions thereof providing such voting rights to holders of Preferred Stock. If such amendment is approved, holders of the Preferred Stock will have no voting rights except as provided by law or set forth in the Certificate of Designations. Dividends accrue at a rate per annum equal to 8 1/2% of the liquidation preference per share of Preferred Stock and are payable quarterly in arrears on February 1, May 1, August 1 and November 1 of each year commencing August 1, 1997. The Preferred Stock is convertible at any time after July 15, 1997, at the option of the holder thereof, into Common Stock of the Company at a conversion price of $4.875 per share. The Preferred Stock will be redeemable at the option of the Company, in whole or in part, at any time on or after May 3, 2000, at redemption prices of 104.86% in 2000, 103.64% in 2001, 102.43% in 2002, 101.21% in 2003 and 100% in
2004 and thereafter plus accumulated and unpaid dividends. Upon a change of control of the Company (as defined), the Company will be required to make an offer to repurchase all or any part of each holder's Preferred Stock at a price equal to 100% of the liquidation preference plus accumulated and unpaid dividends.

     On March 22, 1994, the Company's Board of Directors adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan, which was amended in 1997, provides for a dividend distribution of a Preferred Stock Purchase Right (the "Rights") for each share of Common Stock held by stockholders of record at the close of business on April 4, 1994. The Rights will become exercisable only in the event that, with certain exceptions, an acquiring party accumulates 20% or more of the Company's voting stock or a person's or group's commences or announces intentions to commence a tender or exchange offer the consummation of which would result in the ownership of 30% or more of the Company's outstanding voting stock (even if no shares are actually purchased pursuant to such offer). The Rights have no voting rights and are not entitled to receive dividends. The Rights will expire on March 22, 2004. Each Right will entitle the holder to buy 1/1000th of a share of Series A preferred stock at a price of $35. The Series A preferred stock would have one vote, voting together with the Common Stock upon issuance. In addition, upon the occurrence of certain events, holders of the Rights will be entitled to purchase either Common Stock or shares in an acquiring entity at 50% of the market value. The Company will be entitled to redeem the Rights at $.01 per Right at any time through the tenth day following the acquisition of a 20% position in its voting stock.

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

18.  ACQUISITIONS

During 1997, the Company completed two acquisitions involving regional bus carriers. These purchases were accounted for using the purchase method of accounting; accordingly, the acquired companies' results of operations are included in the Company's consolidated financial statements from the dates of acquisition. On July 9, 1997, the Company purchased Carolina and affiliates, a Mid-Atlantic bus carrier, for the purchase price of approximately $25.3 million comprised of $20.4 million in cash, the assumption of $4.1 million of indebtedness and the issuance of $0.75 million in Common Stock of the Company (167,597 shares based on average market prices of the Company's Common Stock prior to closing). Additionally, on August 25, 1997, the Company purchased Valley and affiliates, a South Texas bus carrier, for $19.0 million in cash. The preliminary allocation of the purchase price among assets and liabilities resulted in liabilities in excess of assets of $30.0 million, which is subject to final adjustment. This amount

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
has been recorded as Goodwill and is being amortized over a 30 year period. The remaining Goodwill relates to acquisitions made by SITA and is being amortized over a 20 year period. Amortization of Goodwill at December 31, 1997, was $0.5 million.


19.  COMMITMENTS AND CONTINGENCIES

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION.

     Between August and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and 10% Senior Notes against the Company and certain of its former officers and directors. The suits sought unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that were alleged to have been false and misleading.

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

     On October 3, 1996, the Court ruled in favor of the Company and all other defendants, granting defendants' motions to dismiss. Pursuant to the Court's order, the complaints were dismissed, with leave granted to the plaintiffs to refile amended complaints within 20 days thereafter. On October 23, 1996, an amended complaint was tendered to the Court. All seven class representatives involved in the prior complaints were dropped from the case. A new purported class plaintiff, John Clarkson, was named. A motion was filed seeking leave to permit Mr. Clarkson to intervene as the new class representative. The amended complaint alleged a class period of May 4, 1993 to October 26, 1993 and was brought only on behalf of holders of Common Stock. The amended complaint named the same defendants involved in the dismissed cases (the Company, Messrs. Schmieder, Doyle, Duty and Seaquist and Smith Barney Incorporated); no new defendants were added and none were dropped. The Court advised the parties that no responsive pleading needed to be filed to the amended complaint until such time as the Court ruled on the motion for intervention filed by Mr. Clarkson. In December 1996, the defendants filed responses to plaintiff's motion for intervention. In January 1997, the plaintiff filed a reply brief.

     On August 15, 1997, the Court denied Mr. Clarkson leave to intervene and dismissed the litigation, noting that all claims asserted had been adjudicated. On September 12, 1997, a notice of appeal was filed by counsel for the original seven plaintiffs, seeking a review of the Court's ruling of October 3, 1996. On February 9, 1998, plaintiffs dismissed their appeal, without prejudice, with a right to re-file the appeal within six months.

     In November 1994, a shareholder derivative lawsuit was filed by Harvey R. Rice, a purported owner of the

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

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

     In May 1995, a lawsuit was filed on behalf of two individuals, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit sought unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Ohio, was styled James Illius and Theodore J. Krawec v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 1-95-CV-1140. The defendants filed a motion to transfer venue seeking to have the case transferred to the United States District Court for the Northern District of Texas where the class action litigation described above was pending. In September 1995, the defendants' motion was granted, and the matter was transferred and was consolidated into the Federal Court class action litigation described above.

     On October 29, 1996, a purported class action lawsuit was brought by a purported holder of Common Stock against the Company, certain of its former officers and directors and Smith Barney and Morgan Stanley & Company, Inc. The suit seeks unspecified damages for alleged federal and Texas state securities laws violations in connection with a Common Stock offering made by the Company in May 1993. The suit, filed in the 44th Judicial District Court of Dallas County, Texas, is styled John Clarkson v. Greyhound Lines, Inc., Frank Schmieder, J. Michael Doyle, Robert R. Duty, Don T. Seaquist, Smith Barney, Inc. and Morgan Stanley & Company, Inc., Case No. 96-11329-B. Plaintiff, John Clarkson, is the same individual who sought to intervene in the Federal Court class action litigation described above, and the same law firms have appeared for the plaintiff in both cases. On December 20, 1996, the defendants filed their answers to the lawsuit and pleas in abatement asking the Court to stay all proceedings pending resolution of the intervention motion and Federal Court class action lawsuit. On February 28, 1997, the suit was transferred to a different judge in the 68th Judicial District Court in Dallas. On March 28, 1997, the Court denied the defendants' pleas in abatement requesting the stay. In addition, on September 12, 1997, plaintiff filed a motion seeking to certify the class of plaintiffs. This motion, which will be contested by the defendants, is currently set for hearing by the court on April 13, 1998. The Court has presently set a trial date of June 16, 1998. No additional hearings or proceedings are scheduled.

     Based on a review of the litigation, a limited investigation of the underlying facts and discussions with legal and outside counsel, the Company does not believe that the outcome of the above described lawsuits would have a material adverse effect on its business, financial condition, results of operations and liquidity. The Company intends to defend against the actions vigorously. To the extent permitted by Delaware law, the Company is obligated to indemnify and bear the cost of defense with respect to lawsuits brought against its officers and directors. The Company maintains directors' and officers' liability insurance that provides certain coverage for itself and its officers and directors against claims of the type asserted in the subject litigation. The Company has notified its insurance carriers of the asserted claims. Preliminary settlement discussions have taken place among the Company, the Company's insurance carriers and the plaintiffs but no agreement has been reached.

     In January 1995, the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its former officers, directors and employees and other persons. The Commission's Order of Investigation (the

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

"Order of Investigation") states that the Commission is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the Commission has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the Commission has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. In September 1995, the Commission served a document subpoena on the Company requiring the production of documents, most of which the Company had voluntarily produced to the Commission in late 1994. The Company has fully cooperated with the Commission's investigation of these matters. The Company has had limited contact with the Commission in connection with the investigation since January 1996. The probable outcome of this investigation cannot be predicted at this stage in the proceeding.

INSURANCE COVERAGE

     The predecessor agency to the STB granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence which has been continued by the DOT. To maintain self-insurance authority, the Company is required to maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million (as of December 31, 1997, the Company's tangible net worth was $119.1 million) and a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. Subsequent to the self-insurance grant by the federal government, 38 states granted the Company the authority to self-insure its intrastate automobile liability exposure. The Company maintains comprehensive automobile liability and general liability insurance to insure its assets and operations subject to a $1.5 million self-insured retention or deductible per occurrence. The Company also maintains property insurance subject to a $0.1 million deductible per occurrence and maintains workers' compensation insurance subject to a $1.0 million deductible per occurrence. Additionally, the Company is required by some states and some of its insurance carriers to maintain collateral deposits (which was discussed in Liquidity and Capital Resources).

     Insurance coverage and risk management expense are key components of the Company's cost structure. The DOT is currently studying whether to continue or modify the self-insurance program available to the motor carrier industry. The loss of self-insurance authority from the DOT or a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a materially adverse effect on the Company's liquidity, financial condition and results of operations.

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 45 locations have been identified as remaining sites requiring potential clean-up and/or remediation as of December 31, 1997. The Company has estimated the clean-up and/or remediation costs of these sites to be $2.9 million, of which approximately $0.3 million is indemnifiable by Viad.

     The Company has potential liability with respect to two locations which the EPA has designated Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. Additionally, there are 12 Superfund sites that Viad had initially assumed responsibility and liability for addressing under the indemnity provisions of

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
the 1987 acquisition agreement, as amended in 1991. All of these locations involve alleged disposal of hazardous wastes occurring years prior to the Company's corporate existence. In late 1997, Viad notified the Company, and asserted that the Company was responsible for any liabilities at such sites. The Company is contesting Viad's assertions and believes that the acquisition agreement, as amended, requires Viad to bear these liabilities. Viad had previously acknowledged in writing to the Company its responsibility for certain of the sites; in some cases, Viad has been managing the liability since mid-1991. Viad has advised the Company that, to date, it has incurred approximately $0.2 million in clean-up costs at these sites. At this point, the Company is unable to assess on-going or future potential liabilities at such sites should it be determined that the Company, and not Viad, will assume the liabilities at some or all of the 12 locations.

     The Company has recorded a total environmental reserve of $2.7 million at December 31, 1997, a portion of which has also been recorded as a receivable from Viad for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. As of the date of this filing, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

     At December 31, 1997, clean-up and/or remediation costs under the plan are as follows (in thousands):

     1998.....................................................  $   1,582
     1999.....................................................        581
     2000.....................................................        450
     2001.....................................................        216
     Thereafter...............................................         36
                                                                ---------
              Total environmental expenditures................      2,865
     Amounts representing interest............................        203
                                                                ---------
     Reserve for environmental expenditures...................  $   2,662
                                                                =========

POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

     The Company maintains nine defined benefit pension plans, the most significant of which (the ATU Plan) covers approximately 16,400 current and former employees, fewer than 1,500 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and, as a result, over 85% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. Based upon the application of this table and other actuarial and investment assumptions, the Company believes that the ATU Plan is adequately funded.

     For funding purposes, legislation passed by the United States Congress in 1994, and amended in 1997, mandates the use of a prescribed actuarial mortality table and discount rates that differ from these used by the Company for financial reporting and investment planning purposes. Nevertheless, based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by the legislation, the Company does not anticipate that it will be required to make any contributions to the ATU Plan in the foreseeable future. However, there is no assurance, that the ATU Plan will be able to obtain the assumed rate of return or that contributions to the ATU Plan will not be significant.

OTHER LEGAL PROCEEDINGS

     In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment-related claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of the personal injury and property damage claims are covered by insurance for amounts in excess of the self-retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
and discussion with legal and outside counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such personal injury and/or property damage claims arising in the ordinary course of business that, if resolved against the Company, would materially exceed the amounts recorded.



20.  RELATED PARTY TRANSACTIONS

   Motor Coach Industries International, Inc.

     In connection with the Company's financial restructuring, Motor Coach Industries Limited, an affiliate of MCI, purchased 6,004,144 shares in January 1995, thus becoming a beneficial owner of greater than 5% of the Company's Common Stock. This stock was sold, in its entirety, in October 1995.

     As an inducement to purchase the shares, the Company paid an affiliate of MCI fees of approximately $524,000. In addition, the Company extended the term of the Bus Purchase Requirements Agreement dated March 18, 1987 between the Company, MCI and Transit Bus International, Inc., which also is a subsidiary of MCI, to continue through March 18, 1998. The Company also agreed to prepay debt owed to MCI Acceptance Corp. ("MCIAC"), an affiliate of MCI. This pre-payment, in the amount of $12.9 million, was made in February 1995. In January 1998, the Company entered into a new long-term supply agreement with MCI. The new agreement is for a term of ten years and requires the Company and its affiliates to purchase at least 80% of its new bus requirements from MCI pursuant to the agreement.

     The Company's President and Chief Executive Officer, Craig R. Lentzsch, previously served as Executive Vice President and Chief Financial Officer of MCII where he had been employed from 1992 to November 1994. Additionally, the Company's Vice President of Corporate Development, Jeffrey W. Sanders, previously served as Vice President and Controller of MCII where he had been employed from 1993 to January 1997.

   Universal Coach Parts, Inc.

     Universal Coach Parts, Inc. ("UCP") is a nationwide distributor of service parts and since December 1992 has provided inventory and inventory management services for the Company. UCP is also a wholly owned subsidiary of MCII. For the years ended December 31, 1997, 1996 and 1995, the Company paid $14.4 million, $15.0 million, and $15.2 million, respectively, to UCP for the purchase of inventory and inventory management services. Additionally, at December 31, 1997 and 1996, the Company included in its Consolidated Statements of Financial Position net amounts payable to UCP of $2.1 million and $1.3 million, respectively.

   Connor, Clark & Company, Ltd.

     In connection with the Company's financial restructuring, Connor, Clark & Company, Ltd. ("Connor Clark"), formerly the Company's largest shareholder, agreed to act as a standby purchaser for up to 650,000 shares, all of which were purchased by it in January 1995. As an inducement to serve as a standby purchaser, the Company paid Connor Clark fees of approximately $84,000.

     Herbert Abramson, Director and Vice President of Connor Clark, served on the Company's Board of Directors from September 21, 1994 until his resignation on October 26, 1995.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

   Snyder Capital Management, Inc.

     In connection with the Company's financial restructuring, Snyder Capital Management, Inc., on behalf of 49 accounts managed by it (the "SCM Accounts"), committed to oversubscribe for up to an aggregate of 2,181,977 shares which were purchased in January 1995. In consideration for the committed oversubscription, the Company paid the SCM Accounts fees of approximately $282,000.


   Put/Call Agreement with Certain Shareholder

     In June 1995, the Company entered into a Put/Call agreement with a certain shareholder in which the shareholder was to purchase, on the market, up to $15.0 million face amount of the Company's 10% Senior Notes. In December 1995, the Company exercised its option to purchase the $10.7 million aggregate principal of its Senior Notes held by the shareholder for the purchase price of $9.7 million, as specified under the terms of the agreement. The completion of this transaction satisfied each party's obligations under the agreement, and it has been terminated.

   Frederick F. Richards

     Frederick F. Richards has been engaged by the Company as an independent management consultant on an at-will basis since November 1994, supplying consulting services to the Company on a variety of operational and technology issues. Mr. Richards received $340,000, $180,000 and $160,000 for these services in 1997, 1996 and 1995, respectively, from the Company. On December 9, 1997, Mr. Richards became an executive officer of the Company and serves as Senior Vice President and Chief Information Officer. Mr. Richards is the son-in-law of A. A. Meitz, a director of the Company since November 21, 1995.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years ended December 31, 1997 and 1996 are as follows (in thousands, except per share amounts):

                                                        FIRST         SECOND          THIRD        FOURTH
               YEAR ENDED DECEMBER 31, 1997            QUARTER        QUARTER        QUARTER       QUARTER
               ----------------------------           ---------      ---------      ---------     ---------
Operating revenues .................................  $ 161,148      $ 181,530      $ 228,524     $ 199,920
Operating expenses .................................    170,651        178,766        197,035       187,564
                                                      ---------      ---------      ---------     ---------
Operating income (loss) ............................     (9,503)         2,764         31,489        12,356
Interest expense ...................................      7,586          6,526          6,618         6,927
Income tax provision ...............................         79             86             83           803
                                                      ---------      ---------      ---------     ---------
Net income (loss) before extraordinary item and
    preferred dividends ............................    (17,168)        (3,848)        24,788         4,626
Extraordinary item .................................          -         25,323              -             -
                                                      ---------      ---------      ---------     ---------
Net income (loss) ..................................    (17,168)       (29,171)        24,788         4,626
Preferred dividends ................................          -          1,063          1,275         1,310
                                                      ---------      ---------      ---------     ---------
Net income (loss) ..................................  $ (17,168)     $ (30,234)     $  23,513     $   3,316
                                                      =========      =========      =========     =========

Net income (loss) per share of Common Stock:
   Basic
     Net income (loss) attributable to common
        stockholders before extraordinary item .....  $   (0.29)     $   (0.08)     $    0.40     $    0.06
     Extraordinary item ............................          -          (0.43)             -             -
                                                      ---------      ---------      ---------     ---------
     Net income (loss) attributable to common
        stockholders ...............................  $   (0.29)     $   (0.51)     $    0.40     $    0.06
                                                      =========      =========      =========     ---------
   Diluted
     Net income (loss) attributable to common
        stockholders before extraordinary item .....  $   (0.29)     $   (0.08)     $    0.34     $    0.05
     Extraordinary item ............................          -          (0.43)             -             -
                                                      ---------      ---------      ---------     ---------
     Net income (loss) attributable to common
        stockholders ...............................  $   (0.29)     $   (0.51)     $    0.34     $    0.05
                                                      =========      =========      =========     =========

                                                   FIRST         SECOND          THIRD        FOURTH
               Year Ended December 31, 1996       QUARTER        QUARTER        QUARTER       QUARTER
               ----------------------------      ---------      ---------      ---------     ---------
Operating revenues ............................  $ 141,643      $ 172,256      $ 208,046     $ 178,913
Operating expenses ............................    156,499        171,104        181,659       170,792
                                                 ---------      ---------      ---------     ---------
Operating income (loss) .......................    (14,856)         1,152         26,387         8,121
Interest expense ..............................      6,626          6,637          6,955         7,128
Income tax provision ..........................         63             48             34           (83)
                                                 ---------      ---------      ---------     ---------
Net income (loss) .............................  $ (21,545)     $  (5,533)     $  19,398     $   1,076
                                                 =========      =========      =========     =========

Net income (loss) per share of Common Stock:
   Basic ......................................  $   (0.37)     $   (0.10)     $    0.33     $    0.02
                                                 =========      =========      =========     =========
   Diluted ....................................  $   (0.37)     $   (0.10)     $    0.33     $    0.02
                                                 =========      =========      =========     =========

                                                                     SCHEDULE II

                    GREYHOUND LINES, INC. AND SUBSIDIARIES(a)
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                            ADDITIONS      ADDITIONS
                                             BALANCE AT     CHARGED TO     CHARGED TO                   BALANCE
                                             BEGINNING      COSTS AND        OTHER                       AT END
           CLASSIFICATION                    OF PERIOD      EXPENSES       ACCOUNTS      DEDUCTIONS     OF PERIOD
           --------------                    ---------      ----------     ----------    ----------     ---------
December 31, 1995:
    Allowance for Doubtful Accounts......    $     840      $     975      $  (1,011)     $    (587) (b)  $     217
    Inventory Reserves...................           61             48              -              -             109
    Accumulated Amortization of
       Intangible Assets.................        9,644          5,790           (533)             -          14,901
    Reserves for Injuries and Damages....       72,343         33,788              -        (40,470) (d)     65,661
                                             ---------      ---------      ---------      ---------       ---------
         Total Reserves and Allowances...    $  82,888      $  40,601      $  (1,544)     $ (41,057)      $  80,888
                                             =========      =========      =========      =========       =========

December 31, 1996:
    Allowance for Doubtful Accounts......    $     217      $     585      $    (155)     $    (406) (b)  $     241
    Inventory Reserves...................          109            (14)             -              -              95
    Accumulated Amortization of
       Intangible Asset..................       14,901          5,613              -         (1,409) (c)     19,105
    Reserves for Injuries and Damages....       65,661         23,443              -        (29,141) (d)     59,963
                                             ---------      ---------      ---------      ---------       ---------
         Total Reserves and Allowances...    $  80,888      $  29,627      $    (155)     $ (30,956)      $  79,404
                                             =========      =========      =========      =========       =========

December 31, 1997:
    Allowance for Doubtful Accounts......    $     241      $     302      $     (61)     $    (214) (b)  $     268
    Inventory Reserves...................           95             80              -              -             175
    Accumulated Amortization of
       Intangible Assets.................       19,105          5,435              -         (2,351) (c)     22,189
    Reserves for Injuries and Damages....       59,963         32,687           (194)       (34,491) (d)     57,965
                                             ---------      ---------      ----------     ---------       ---------
         Total Reserves and Allowances...    $  79,404      $  38,504      $    (255)     $ (37,056)      $  80,597
                                             =========      =========      =========      =========       =========



----------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors", "Continuing Directors", "Executive Officers of the Company" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     "Executive Compensation" in the definitive proxy statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Outstanding Voting Securities of the Company and Principal Holders Thereof" in the definitive proxy statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Certain Relationships and Other Matters " in the definitive proxy statement is incorporated herein by reference.

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


                                                                                                    PAGE NO.
                                                                                                    --------
     Management Report on Responsibility for Financial Reporting.................................      30
     Report of Independent Public Accountants....................................................      31
     Consolidated Statements of Financial Position at December 31, 1997 and 1996.................      32
     Consolidated Statements of Operations for the years ended December 31, 1997, 1996
       and 1995..................................................................................      33
     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997,
       1996 and 1995.............................................................................      34
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996
       and 1995..................................................................................      35
     Notes to consolidated Financial Statements..................................................      36
     Schedule II - Valuation and Qualifying Accounts.............................................      61

3.  EXHIBITS

         3.1      --Restated Certificate of Incorporation of Greyhound Lines,
                    Inc.(2)
         3.2      --Restated Bylaws of Greyhound Lines, Inc.(2)
         3.3      --Article Fourth of the Restated Certificate of Incorporation
                    of the Registrant relating to its capital stock.(4)
         3.4      --Certificate of Amendment in the Restated Certificate of
                    Incorporation of the Registrant amending Article Fourth thereof.(5)
         3.5      --Certificate of Amendment in the Restated Certificate of
                    Incorporation of the Registrant amending Article Eighth thereof.(8)
         3.6      --Form of Certificate of Amendment to Certificate of
                    Incorporation.(10)
         4.1      --Certificate of Designations of Series A Junior Preferred
                    Stock of the Registrant.(8)
         4.2      --Indenture governing the 8 1/2% Convertible Subordinated
                    Debentures due March 31, 2007, including the form of 8 1/2% Convertible Subordinated Debentures due March 31, 2007.(3)
         4.3      --Form of First Supplemental Indenture to the Indenture
                    between the Registrant and Shawmut Bank Connecticut, N.A., as Trustee.(11)
         4.4      --Amended and Restated Rights Agreement, dated as of April 8,
                    1997, between the Registrant and Mellon Securities Trust Company, as Rights Agent. (18)
         4.5      --Indenture, dated April 16, 1997, by and among the Company, the Guarantors and PNC Bank, N.A., as Trustee. (19)
         4.6      --First Supplemental Indenture dated as of July 9, 1997
                    between the Registrant and PNC Bank, N.A. as Trustee.(23)
         4.7      --Second Supplemental Indenture dated as of August 25, 1997 between the Registrant and PNC Bank, N.A. as Trustee.(24)

         4.8      --Form of 11 1/2% Series A Senior Notes due 2007.(19)
         4.9      --Form of 11 1/2% Series B Senior Notes due 2007.(21)
         4.10     --Form of Guarantee of 11 1/2% Series A and B Senior
                    Notes.(21)
         4.11     --Indenture dated April 16, 1997 by and between the Company and U.S. Trust of Texas, N.A., as Trustee. (20)
         4.12     --Certificates of Designation for the 8 1/2% Convertible
                    Exchangeable Preferred Stock. (22)
         10.1     --Acquisition Agreement dated December 22, 1986, among The
                    Greyhound Corporation, Greyhound Lines, Inc., the Registrant, GLI Holding Company, GLI Bus Operations Holding Company and GLI Merger Company.(1)
         10.2     --First Amendment to Acquisition Agreement dated January 31,
                    1987.(1)
         10.3     --Second Amendment to Acquisition Agreement dated March 18,
                    1987.(1)
         10.4     --Third Amendment to Acquisition Agreement dated March 18,
                    1987.(1)
         10.5     --Fourth Amendment to Acquisition Agreement dated September
                    18, 1987.(1)
         10.6     --Contested Claim Pool Trust Agreement to be entered into as of October 31, 1991, by and between the Registrant and Smith Barney Trust Company, as trustee.(2)
         10.7     --Claims Treatment Agreement dated August 23, 1991, by and among Eagle Bus Manufacturing, Inc., the Registrant, Trailways Commuter Transit, Inc., GLI Bus Operations Holding Company, GLI Food Services, Inc., Southern Greyhound Lines Co., GLI Holding Company, Central Greyhound Lines Co., Greyhound Travel Services, Inc., Eastern Greyhound Lines, Co., and Western Greyhound Lines Co., on the one hand, and The Dial Corp, on the other.(2)
         10.8     --Memorandum of Agreement, dated as of October 1, 1996,
                    between Greyhound Lines, Inc. and District No. 9, International Association of Machinists, AFL-CIO.(17)
         10.9     --Memorandum of Agreement, dated as of October 1, 1996,
                    between Greyhound Lines, Inc. and the International Association of Machinists and Aerospace Workers covering garage employees at Miami, Florida; St. Petersburg, Florida; Columbia, South Carolina; Orlando, Florida; Charleston, West Virginia and Tallahassee, Florida.(17)
         10.10    --Memorandum of Agreement, dated as of October 1, 1996,
                    between Greyhound Lines, Inc. and the International Association of Machinists and Aerospace Workers covering garage employees at Dallas, Texas, Houston, Texas, Kansas City, Missouri, San Antonio, Texas, Brownsville, Texas and Grand Junction, Colorado.(17)
         10.11    --Memorandum of Agreement, dated as of May 25, 1993, between the Registrant and the Amalgamated Council of Greyhound Local Unions.(6)
         10.12    --Lease Agreement No. 1, dated as of December 29, 1993,
                    between Wilmington Trust Company and the Registrant.(6)
         10.13    --Lease Agreement No. 2, dated as of December 29, 1993,
                    between Wilmington Trust Company and the Registrant.(6)
         10.14    --Lease Agreement No. 3, dated as of December 29, 1993,
                    between Wilmington Trust Company and the Registrant.(6)
         10.15    --Lease Supplement No. 1-1, dated as of December 30, 1993, between Wilmington Trust Company and the Registrant.(6)
         10.16    --Lease Supplement No. 2-1, dated as of December 30, 1993, between Wilmington Trust Company and the Registrant.(6)
         10.17    --Lease Supplement No. 3-1, dated as of December 30, 1993, between Wilmington Trust Company and the Registrant.(6)
         10.18    --Tax Indemnification Agreement, dated as of December 29,
                    1993, between NationsBank Lease Investments, Inc. and the Registrant.(6)
         10.19    --Pledge Agreement, dated as of December 29, 1993, among the
                    Registrant, Wilmington Trust Company and NationsBank Lease Investments, Inc.(6)
         10.20    --Participation Agreement, dated as of December 29, 1993,
                    among NationsBank Lease Investments, Inc. and the Registrant.(6)
         10.21    --Greyhound Lines, Inc. 1991 Management Incentive Stock Option
                    Plan.(2)

         10.22    --Greyhound Lines, Inc. 1993 Management Incentive Stock Option
                    Plan.(5)
         10.23    --Greyhound Lines, Inc. 1993 Non-Employee Director Stock
                    Option Plan.(8)
         10.24    --First Amendment to the Registrant 1993 Non-Employee Director
                    Stock Option Plan.(9)
         10.25    --Second Amendment to Greyhound Lines, Inc. 1993 Non-Employee
                    Director Stock Option Plan.(13)
         10.26    --Greyhound Lines, Inc. Supplemental Executive Retirement
                    Plan.(16)
         10.27    --Amendment to the Greyhound Lines, Inc. Supplemental
                    Executive Retirement Plan.(17)
         10.28    --Lease Agreement, dated as of March 28, 1994, between
                    Wilmington Trust Company and the Registrant.(7)
         10.29    --Lease Supplement No. 1, dated as of March 28, 1994, between
                    Wilmington Trust Company and the Registrant.(7)
         10.30    --Pledge Agreement, dated as of March 28, 1994, among the
                    Registrant, Wilmington Trust Company and Cargill Leasing Corporation.(7)
         10.31    --Participation Agreement, dated as of March 28, 1994, among
                    Cargill Leasing Corporation and the Registrant.(7)
         10.32    --Bill of Sale, dated as of March 28, 1994, between the
                    Registrant and Wilmington Trust Company.(7)
         10.33    --Tax Indemnification Agreement, dated as of March 28, 1994, between Cargill Leasing Corporation and the Registrant.(7)
         10.34    --Lease Agreement, dated as of March 29, 1994, between
                    Wilmington Trust Company and the Registrant.(7)
         10.35    --Lease Supplement No. 1, dated as of March 29, 1994, between
                    Wilmington Trust Company and the Registrant.(7)
         10.36    --Pledge Agreement, dated as of March 29, 1994, among the
                    Registrant, Wilmington Trust Company and Cargill Leasing Corporation.(7)
         10.37    --Participation Agreement, dated as of March 29, 1994, among
                    Cargill Leasing Corporation and the Registrant.(7)
         10.38    --Bill of Sale, dated as of March 29, 1994, between the
                    Registrant and Wilmington Trust Company.(7)
         10.39    --Tax Indemnification Agreement, dated as of March 29, 1994, between Cargill Leasing Corporation and the Registrant.(7)
         10.40    --Employment Agreement dated November 15, 1994, between
                    Registrant and Craig R. Lentzsch.(12)
         10.41    --Greyhound Lines, Inc. 1995 Long Term Stock Incentive
                    Plan.(14)
         10.42    --Greyhound Lines, Inc. 1995 Director's Stock Incentive
                    Plan.(14)
         10.43    --Employment Agreement dated September 18, 1995 between
                    Registrant and John Werner Haugsland.(15)
         10.44    --1995 Bus Purchase Agreement.(16)
         10.45    --Third Amended and Restated Loan and Security Agreement dated as of May 21, 1997 by and between Greyhound Lines, Inc. and Foothill Capital Corporation and BankBoston.(23)
         11       --Computation of Registrant's earnings per share for the year ended December 31, 1995.(16)
         11.1     --Computation of Registrant's earnings per share for the year ended December 31, 1996.(17)
         11.2     --Computation of Registrant's earnings per share for the year ended December 31, 1997.(25)
         21       --Subsidiaries of the Registrant.(25)
         23.1     --Consent of Arthur Andersen LLP.(25)
         27       --Financial Data Schedule as of and for the year ended
                    December 31, 1997.(26)

-----

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

(4) Incorporated by reference from the Company's Registrant Statement on Form S-3 (File No. 33-61044).

(5) Incorporated by reference from the Company's Registrant Statement on Form S-8 (File No. 33-63506) regarding the Registrant's 1991 and 1993 Management Stock Option Plans.

(6) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(7) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(10) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-56131) regarding the Registrant's Common Stock.

(11) Incorporated herein by reference from the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).

(12) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(13) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(14) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(15) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(16) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(17) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(18) Incorporated by reference from the Registrant's Quarterly Report on Form 8-K regarding the Rights Agreement dated April 8, 1997.

(19) Incorporated by reference from the Company's Registration Statement on Form S-4 regarding the Company's 11 1/2% Series B Senior Notes due 2007.

(20) Incorporated by reference from the Company's Registration Statement on Form S-3 regarding the Company's 8 1/2% Convertible Exchangeable preferred Stock, Common Stock and 8 1/2% Convertible Subordinated Debentures due 2009.

(21) Incorporated by reference from Amendment 1 to Form S-4 filed on June 27, 1997.

(22) Incorporated by reference from Amendment 1 to Form S-3 filed on June 27, 1997.

(23) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(24) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(25)     Filed herewith.

(26) Filed only in EDGAR format with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(b) REPORTS ON FORM 8-K

     The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1997, nor was it required to do so.

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

                     Signature                                Title                           Date
                     ---------                                -----                           ----
           /s/  THOMAS G. PLASKETT              Chairman of the Board of Directors       March 19, 1998
------------------------------------------
             Thomas G. Plaskett

            /s/  RICHARD J. CALEY               Director                                 March 19, 1998
------------------------------------------
              Richard J. Caley

              /s/  LINDA CHAVEZ                 Director                                 March 19, 1998
------------------------------------------
                Linda Chavez

           /s/  CRAIG R. LENTZSCH               Director, President and Chief            March 19, 1998
------------------------------------------      Executive Officer
              Craig R. Lentzsch

               /s/ A.A. MEITZ                   Director                                 March 19, 1998
------------------------------------------
                 A.A. Meitz

           /s/  FRANK L. NAGEOTTE               Director                                 March 19, 1998
------------------------------------------
              Frank L. Nageotte

         /s/  ALFRED E. OSBORNE, JR.            Director                                 March 19, 1998
------------------------------------------
           Alfred E. Osborne, Jr.

            /s/  STEPHEN M. PECK                Director                                 March 19, 1998
------------------------------------------
               Stephen M. Peck

            /s/ ERNEST P. WERLIN                Director                                 March 19, 1998
------------------------------------------
              Ernest P. Werlin

            /s/  T. SCOTT KIRKSEY               Vice President and                       March 19, 1998
------------------------------------------      Chief Accounting Officer
              T. Scott Kirksey

CO-REGISTRANTS



ATLANTIC GREYHOUND LINES OF
VIRGINIA, INC.

By:

           /s/  CRAIG R. LENTZSCH               Chairman of the Board, President,        March 19, 1998
------------------------------------------      and Chief Executive Officer
              Craig R. Lentzsch

            /s/  J. FLOYD HOLLAND               Director                                 March 19, 1998
------------------------------------------
              J. Floyd Holland

            /s/  T. SCOTT KIRKSEY               Chief Accounting Officer                 March 19, 1998
------------------------------------------
              T. Scott Kirksey


EAGLE BUS MANUFACTURING, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director and President                   March 19, 1998
------------------------------------------
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 19, 1998
------------------------------------------
              Jack W. Haugsland

            /s/  T. SCOTT KIRKSEY               Chief Accounting Officer                 March 19, 1998
------------------------------------------
              T. Scott Kirksey


FCA INSURANCE LIMITED

By:

           /s/  CRAIG R. LENTZSCH               Director and President                   March 19, 1998
------------------------------------------
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 19, 1998
------------------------------------------
              Jack W. Haugsland

          /s/  RICHARD D. SPURLING              Director                                 March 19, 1998
------------------------------------------
             Richard D. Spurling

            /s/  F. CHESLEY WHITE               Director                                 March 19, 1998
------------------------------------------
              F. Chesley White

            /s/  T. SCOTT KIRKSEY               Chief Accounting Officer                 March 19, 1998
------------------------------------------
              T. Scott Kirksey

GLI HOLDING COMPANY

By:

           /s/  CRAIG R. LENTZSCH               Director, President and                  March 19, 1998
------------------------------------------      Chief Executive Officer
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 19, 1998
------------------------------------------
              Jack W. Haugsland

            /s/  T. SCOTT KIRKSEY               Chief Accounting Officer                 March 19, 1998
------------------------------------------
              T. Scott Kirksey


GREYHOUND de MEXICO S.A. de C.V.

By:

           /s/  CRAIG R. LENTZSCH               Director and President                   March 19, 1998
------------------------------------------
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 19, 1998
------------------------------------------
              Jack W. Haugsland

           /s/  JEFFREY W. SANDERS              Director                                 March 19, 1998
------------------------------------------
              Jeffrey W. Sanders

            /s/  T. SCOTT KIRKSEY               Chief Accounting Officer                 March 19, 1998
------------------------------------------
              T. Scott Kirksey


GRUPO CENTRO, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director and President                   March 19, 1998
------------------------------------------
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 19, 1998
------------------------------------------
              Jack W. Haugsland

            /s/  T. SCOTT KIRKSEY               Chief Accounting Officer                 March 19, 1998
------------------------------------------
              T. Scott Kirksey

LOS BUENOS LEASING CO., INC.

By:

             /s/  ALFONSO PENEDO                Director, President, Chief               March 19, 1998
------------------------------------------      Executive Officer and General
               Alfonso Penedo                   Manager

            /s/  T. SCOTT KIRKSEY               Chief Accounting Officer                 March 19, 1998
------------------------------------------
              T. Scott Kirksey


SISTEMA INTERNACIONAL de
TRANSPORTE de AUTOBUSES, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director and President                   March 19, 1998
------------------------------------------
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 19, 1998
------------------------------------------
              Jack W. Haugsland

            /s/  T. SCOTT KIRKSEY               Chief Accounting Officer                 March 19, 1998
------------------------------------------
              T. Scott Kirksey


T & V HOLDING COMPANY

By:

           /s/  CRAIG R. LENTZSCH               Director and President                   March 19, 1998
------------------------------------------
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 19, 1998
------------------------------------------
              Jack W. Haugsland

            /s/  T. SCOTT KIRKSEY               Chief Accounting Officer                 March 19, 1998
------------------------------------------
              T. Scott Kirksey

TEXAS, NEW MEXICO & OKLAHOMA
COACHES, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director and Chief                       March 19, 1998
------------------------------------------      Executive Officer
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 19, 1998
------------------------------------------
              Jack W. Haugsland

            /s/  J. FLOYD HOLLAND               Director                                 March 19, 1998
------------------------------------------
              J. Floyd Holland

          /s/  ROBERT D. GREENHILL              Director                                 March 19, 1998
------------------------------------------
             Robert D. Greenhill

            /s/  T. SCOTT KIRKSEY               Chief Accounting Officer                 March 19, 1998
------------------------------------------
              T. Scott Kirksey


T.N.M. & O. TOURS, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director and Chief                       March 19, 1998
------------------------------------------      Executive Officer
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 19, 1998
------------------------------------------
              Jack W. Haugsland

            /s/  J. FLOYD HOLLAND               Director                                 March 19, 1998
------------------------------------------
              J. Floyd Holland

          /s/  ROBERT D. GREENHILL              Director                                 March 19, 1998
------------------------------------------
             Robert D. Greenhill

          /s/  RICHARD M. PORTWOOD              Director                                 March 19, 1998
------------------------------------------
             Richard M. Portwood

            /s/  T. SCOTT KIRKSEY               Chief Accounting Officer                 March 19, 1998
------------------------------------------
              T. Scott Kirksey

VERMONT TRANSIT CO., INC.

By:

           /s/  CRAIG R. LENTZSCH               Director, President and                  March 19, 1998
------------------------------------------      Chief Executive Officer
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 19, 1998
------------------------------------------
              Jack W. Haugsland

            /s/  J. FLOYD HOLLAND               Director                                 March 19, 1998
------------------------------------------
              J. Floyd Holland

            /s/  T. SCOTT KIRKSEY               Chief Accounting Officer                 March 19, 1998
------------------------------------------
              T. Scott Kirksey

                                INDEX TO EXHIBITS



EXHIBIT NO.                                                                 DESCRIPTION
-----------                                                                 -----------


    11.2                                    Computation of Registrant's earnings per share for the year ended
                                            December 31, 1997.

    21                                      Subsidiaries of the Registrant.

    23.1                                    Consent of Arthur Andersen LLP.

    27                                      Financial Data Schedule as of and for the year ended
                                            December 31, 1997.