Form 10-Q
period 1998-03-31
GREYHOUND LINES INC
filed 1998-05-12
CIK 813040

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 YES X    NO
                                    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 CLASS OF COMMON STOCK                            OUTSTANDING AT MAY 8, 1998
 ---------------------                            --------------------------
    $.01 PAR VALUE                                     59,861,678  SHARES

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

CO-REGISTRANTS

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

                                                                                   I.R.S. EMPLOYER
                                                             COMMISSION            IDENTIFICATION        STATE OF
NAME                                                            FILE NO.                NO.               INCORP.
----                                                         -----------           ---------------       --------

Atlantic Greyhound Lines of Virginia, Inc.                  333-27267-01             58-0869571         Virginia

Eagle Bus Manufacturing, Inc.                               333-27267-02             74-2472777         Delaware

FCA Insurance Limited                                       333-27267-03                None            Islands  of
                                                                                                        Bermuda

GLI Holding Company                                         333-27267-04             75-2146309         Delaware

Greyhound de Mexico S.A. de C.V.                            333-27267-05                None            Republic
                                                                                                        of Mexico

Grupo Centro, Inc.                                          333-27267-06             75-2692522         Delaware

Los Buenos Leasing Co., Inc.                                333-27267-07             85-0434715         New Mexico

Sistema  Internacional  de  Transporte  de Autobuses,       333-27267-08             75-2548617         Delaware
Inc.

T & V Holding Company                                       333-27267-09             75-2238995         Delaware

Texas, New Mexico & Oklahoma Coaches, Inc.                  333-27267-10             75-0605295         Texas
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                     333-27267-11             75-1188694         Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.                                   333-27267-12             03-0164980         Vermont
106 Main Street
Burlington, Vermont 05401
(802) 862-9671

As of March 31, 1998, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); Eagle Bus Manufacturing, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); FCA Insurance Limited had 120,000 shares of common stock outstanding (at a par value of $1.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Grupo Centro, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Los Buenos Leasing Co., Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T & V Holding Company had 3,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements:
                    Interim Consolidated Statements of Financial Position as of
                      March 31, 1998 (Unaudited) and December 31, 1997.............................       6
                    Interim Consolidated Statements of Operations for the
                      Three Months Ended March 31, 1998 and 1997 (Unaudited).......................       7
                    Condensed Interim Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 1998 and 1997 (Unaudited).......................       8
                    Notes to Interim Consolidated Financial Statements (Unaudited).................       9

Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations......................................................      14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................      21

Item 6.  Exhibits..................................................................................      22


SIGNATURES       ..................................................................................      23

                           PART I.         FINANCIAL  INFORMATION

                           ITEM 1.        FINANCIAL  STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        MARCH 31,     DECEMBER 31,
                                                                                           1998           1997
                                                                                         ---------     ---------
                                                                                        (UNAUDITED)
Current Assets
    Cash and cash equivalents .......................................................    $   3,379     $   2,052
    Accounts receivable, less allowance for doubtful accounts
       of $285 and $268 .............................................................       40,975        35,364
    Inventories .....................................................................        5,071         4,658
    Prepaid expenses ................................................................        7,257         4,949
    Assets held for sale ............................................................        3,845         3,889
    Buses held for sale and leaseback ...............................................        7,684          --
    Other current assets ............................................................       12,949         9,694
                                                                                         ---------     ---------
       Total current assets .........................................................       81,160        60,606

Prepaid Pension Plans ...............................................................       25,378        25,378
Property, Plant and Equipment, net of accumulated depreciation
    of $130,953 and $124,374 ........................................................      342,671       341,292
Investments in Unconsolidated Affiliates ............................................        6,182         6,076
Insurance and Security Deposits .....................................................       74,466        72,693
Goodwill, net of accumulated amortization of $836 and $499 ..........................       39,145        30,215
Intangible Assets, net of accumulated amortization of $23,611 and $22,188 ...........       30,337        30,333
                                                                                         ---------     ---------
       Total assets .................................................................    $ 599,339     $ 566,593
                                                                                         =========     =========

Current Liabilities
    Accounts payable ................................................................    $  26,668     $  32,731
    Accrued liabilities .............................................................       57,115        62,237
    Unredeemed tickets ..............................................................       11,206        10,325
    Current portion of reserve for injuries and damages .............................       21,374        21,374
    Current maturities of long-term debt ............................................        6,141         4,469
                                                                                         ---------     ---------
       Total current liabilities ....................................................      122,504       131,136
Reserve for Injuries and Damages ....................................................       37,795        36,591
Long-Term Debt ......................................................................      254,477       207,953
Other Liabilities ...................................................................       17,477        11,314
                                                                                         ---------     ---------
       Total liabilities ............................................................      432,253       386,994
                                                                                         ---------     ---------

Commitments and Contingencies (Note 5)
Stockholders' Equity
    Preferred stock (10,000,000 shares authorized; par value $.01)
       8 1/2% Convertible Exchangeable Preferred Stock (2,760,000 shares authorized and 2,400,000 shares issued as of March 31, 1998 and
           December 31, 1997; aggregate liquidation preference $60,000) .............       60,000        60,000
       Series A junior preferred stock (1,500,000 shares authorized as of
           March 31, 1998 and December 31, 1997; none issued)........................         --            --
    Common stock (100,000,000 shares authorized; par value $.01; 59,873,720 and 59,437,514 shares issued as of March 31, 1998 and December 31,
       1997 respectively) ...........................................................          599           594
    Capital in excess of par value ..................................................      230,597       229,365
    Retained deficit ................................................................     (115,559)     (101,809)
    Less:  Unfunded accumulated pension obligation ..................................       (7,513)       (7,513)
    Less: Treasury stock, at cost (109,192 shares) ..................................       (1,038)       (1,038)
                                                                                         ---------     ---------
       Total stockholders' equity ...................................................      167,086       179,599
                                                                                         ---------     ---------
           Total liabilities and stockholders' equity ...............................    $ 599,339     $ 566,593
                                                                                         =========     =========


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                1998          1997
                                                              ---------     ---------
                                                                   (UNAUDITED)
OPERATING REVENUES
  Transportation Services
      Passenger services .................................    $ 153,659     $ 137,333
      Package express ....................................        7,973         7,337
  Food services and related ..............................        7,033         6,660
  Other operating revenues ...............................       12,055         9,818
                                                              ---------     ---------
         Total Operating Revenues ........................      180,720       161,148
                                                              ---------     ---------

OPERATING EXPENSES
  Maintenance ............................................       19,880        18,900
  Transportation .........................................       46,124        42,166
  Agents' commissions and station costs ..................       35,174        31,680
  Marketing, advertising and traffic .....................        7,041         7,035
  Insurance and safety ...................................       11,643         9,761
  General and administrative .............................       24,602        21,987
  Depreciation and amortization ..........................        8,439         7,542
  Operating taxes and licenses ...........................       13,502        12,459
  Operating rents ........................................       15,764        13,886
  Cost of goods sold - Food services and related .........        4,769         4,488
  Other operating expenses ...............................          677           747
                                                              ---------     ---------
         Total Operating Expenses ........................      187,615       170,651
                                                              ---------     ---------

Operating Loss ...........................................       (6,895)       (9,503)
Interest Expense .........................................        6,654         7,586
                                                              ---------     ---------
Loss Before Income Taxes .................................      (13,549)      (17,089)
Income Tax Provision (Benefit) ...........................       (1,096)           79
                                                              ---------     ---------
Net Loss .................................................      (12,453)      (17,168)
Preferred Dividends ......................................        1,296          --
                                                              ---------     ---------
Net Loss Attributable to Common Stockholders .............    $ (13,749)    $ (17,168)
                                                              =========     =========

Net Loss Per Share of Common Stock:
   Basic .................................................    $   (0.23)    $   (0.29)
                                                              =========     =========
   Diluted ...............................................    $   (0.23)    $   (0.29)
                                                              =========     =========




        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                           1998         1997
                                                                         --------     --------
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .........................................................     (12,453)     (17,168)
   Non-cash expenses and gains included in net loss .................       6,710        8,548
   Net change in certain operating  assets and liabilities ..........     (21,797)     (21,092)
                                                                         --------     --------
       Net cash used for operating activities .......................     (27,540)     (29,712)
                                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .............................................      (5,385)      (1,208)
   Buses purchased for sale and leaseback ...........................      (7,683)        --
   Proceeds from assets sold ........................................         764          440
   Payments for business acquisitions, net of cash acquired .........      (1,004)        --
   Other investing activities .......................................        (172)         260
                                                                         --------     --------
       Net cash used for investing activities .......................     (13,480)        (508)
                                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on debt and capital lease obligations ...................      (1,372)      (1,491)
   Proceeds from exercise of options ................................       1,237          313
   Payment of quarterly preferred dividends .........................      (1,296)        --
   Net change in revolving credit facility ..........................      43,778       31,826
                                                                         --------     --------
       Net cash provided by financing activities ....................      42,347       30,648
                                                                         --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................       1,327          428
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................       2,052          898
                                                                         --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................    $  3,379     $  1,326
                                                                         ========     ========


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1998, and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended March 31, 1998 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1997.

2.  SIGNIFICANT ACCOUNTING POLICIES

Certain Reclassifications

Certain reclassifications have been made to the prior period statements to conform them to the March 31, 1998 classifications.

Earnings/Loss Per Share

The Company adopted SFAS No. 128 "Earnings Per Share" (SFAS No. 128) effective December 15, 1997. This statement requires the replacement of primary and fully diluted earnings per share with basic and diluted earnings per share. The adoption of SFAS No. 128 did not have a material impact on the earnings per share calculation.

Basic earnings (loss) per common share is calculated by dividing net income
(loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock"). The calculation of diluted earnings (loss) per share of Common Stock considers the effect of Common Stock equivalents outstanding during the period, the conversion of the Company's
8 1/2% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") and 8 1/2% Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. For the three months ended March 31, 1998 and March 31, 1997, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures and Preferred Stock have an anti-dilutive effect. As a result, these shares are excluded from the final determination of the weighted average shares outstanding at March 31, 1998, and 1997.

The 1998 earnings per share calculation reflects earnings (loss) attributable to common shareholders after payment of preferred dividends. The following tables detail the components utilized to calculate earnings per share for the quarters ended March 31, 1998 and 1997.


                                                                    FOR THE QUARTER ENDED MARCH 31, 1998
                                                                   -------------------------------------
                                                                                                PER-SHARE
                                                                   NET LOSS       SHARES          AMOUNT
                                                                   --------       ------          ------
     BASIC AND DILUTED EARNINGS PER SHARE
         Net Loss attributable to common stockholders........   $(13,749,000)     59,427,216    $      (0.23)
                                                                ============    ============    ============

                                                                    FOR THE QUARTER ENDED MARCH 31, 1997
                                                                   -------------------------------------
                                                                                                PER-SHARE
                                                                   NET LOSS       SHARES          AMOUNT
                                                                   --------       ------          ------
     BASIC AND DILUTED EARNINGS PER SHARE
         Net Loss attributable to common stockholders........   $(17,168,000)     58,173,447    $      (0.29)
                                                                ============    ============    ============



Accounting Changes

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. As of March 31, 1998, the Company had no non-owner changes in equity.

3.  ACQUISITION

On February 9, 1998, the Company completed its acquisition of a 51% interest in Gonzalez, Inc., d/b/a Golden State Transportation ("Golden State"), a Southern California bus carrier. This purchase was accounted for using the purchase method of accounting. The amount of the purchase price in excess of net assets has been recorded as goodwill and is being amortized over a 20 year period.

4.   INCOME TAXES

Income Tax Provision

The income tax provision (benefit) consisted of the following (in thousands):

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                         1998         1997
                                                        -------      -------
Current
   Federal ........................................     $  --        $  --
   State ..........................................          88           79
                                                        -------      -------
         Total Current ............................          88           79
                                                        -------      -------


Deferred
   Federal ........................................        (703)        --
   State ..........................................        (481)        --
                                                        -------      -------
         Total Deferred ...........................      (1,184)        --
                                                        -------      -------
         Income tax provision (benefit) ...........     $(1,096)     $    79
                                                        =======      =======

Effective Tax Rate

The differences, expressed as a percentage of income before taxes, between the statutory and effective federal income tax rates for the years ended December 31, 1998 and 1997 are as follows (1998 amounts are projected):

                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                                           1998         1997
                                                                         ------       ------

Statutory tax rate .................................................       34.0%        34.0%
State income taxes .................................................        2.9          6.1
Recognition of previously unrecognized deferred tax assets .........      (32.4)       (31.0)
Other ..............................................................        3.5          2.0
                                                                         ------       ------
   Effective tax rate ..............................................        8.0%        11.1%
                                                                         ======       ======

For the three months ended March 31, 1998, the Company recorded a tax benefit of $1.1 million. An income tax benefit has been provided on the loss for the first quarter of 1998 in accordance with the interim financial reporting guidelines of generally accepted accounting principles. Through March 31, 1998, the Company's results of operations have reflected the historical pattern and seasonal nature of its business. The income tax benefit has been provided based on the Company's 1998 estimated annual effective tax rate of 8.0%.

This benefit resulted in a corresponding increase in the deferred tax asset by $1.1 million. Since the Company believes that it is more likely than not that this increase in the deferred tax asset will be realized in the current year, no offsetting valuation allowance has been recorded. The Company did not provide an income tax benefit on the loss for the first quarter of 1997 because the Company did not believe it was more likely than not that the loss would be offset by current income in that year, and an offsetting valuation allowance was recorded.

5.  COMMITMENTS AND CONTINGENCIES

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, 8 1/2% Convertible Subordinated Debentures due March 31, 2007 ("Convertible Debentures) and 10% Senior Notes retired in May 1997 ("10% Senior Notes") against the Company and certain of its former officers and directors. The suits sought unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that were alleged to have been false and misleading.

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

On October 29, 1996, a purported class action lawsuit was brought by a purported holder of Common Stock against the Company, certain of its former officers and directors and Smith Barney and Morgan Stanley & Company, Inc. The suit seeks unspecified damages for alleged federal and Texas state securities laws violations in connection with a Common Stock offering made by the Company in May 1993. The suit, filed in the 44th Judicial District Court of Dallas County, Texas, is styled John Clarkson v. Greyhound Lines, Inc., Frank Schmieder, J. Michael Doyle, Robert R. Duty, Don T. Seaquist, Smith Barney, Inc. and Morgan Stanley & Company, Inc., Case No. 96-11329-B. Plaintiff, John Clarkson, is the same individual who sought to intervene in the Federal Court class action litigation described above, and the same law firms have appeared for the plaintiff in both cases. On December 20, 1996, the defendants filed their answers to the lawsuit and pleas in abatement asking the Court to stay all proceedings pending resolution of the intervention motion and Federal Court class action lawsuit. On February 28, 1997, the suit was transferred to a different judge in the 68th Judicial District Court in Dallas. On March 28, 1997, the Court denied the defendants' pleas in abatement requesting the stay. On September 12, 1997, plaintiff filed a motion seeking to certify the class of plaintiffs. This motion, which will be contested by the defendants, is currently set for hearing on May 18, 1998. The Court has presently set a deposition date for this case of June 29, 1998.

Settlement discussions among the Company, the Company's insurance carriers and the plaintiffs have led to a tentative settlement of all of the foregoing actions, subject to preparation of the necessary papers, court approvals and class acceptance.

As currently structured, the settlement, if completed, would not have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. Should the settlement not be completed, based on a review of the litigation, a limited investigation of the underlying facts and discussions with legal and outside counsel, the Company does not believe that the ultimate outcome of the above described lawsuits would have a material adverse effect on its business, financial condition, results of operations and liquidity. In such event, the Company would defend against the actions vigorously. To the extent permitted by Delaware law, the Company is obligated to indemnify and bear the cost of defense with respect to lawsuits brought against its officers and directors. The Company maintains directors' and officers' liability insurance that provides certain coverage for itself and its officers and directors against claims of the type asserted in the subject litigation. The Company has notified its insurance carriers of the asserted claims.

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

ENVIRONMENTAL MATTERS

The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 45 locations have been identified as remaining sites requiring potential clean-up and/or remediation as of March 31, 1998. The Company has estimated the clean-up and/or remediation costs of these sites to be $3.7 million, of which approximately $0.5 million is indemnifiable by Viad.

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

The Company has recorded a total environmental reserve of $2.9 million at March 31, 1998, a portion of which has also been recorded as a receivable from Viad for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. As of the date of this filing, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 85.0%, 4.4% and 3.9%, respectively, of the Company's total operating revenues for the quarter ended March 31, 1998. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,400 buses and approximately 1,650 sales outlets.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the quarters ended March 31, 1998 and 1997:


                                                             QUARTERS ENDED MARCH 31,
                                                             ------------------------
                                                                1998         1997
                                                              ------       ------

Operating Revenues
  Transportation services
     Regular route ......................................       85.0%        85.2%
     Package express ....................................        4.4          4.6
  Food services and related .............................        3.9          4.1
  Other operating revenues ..............................        6.7          6.1
                                                              ------       ------
          Total operating revenues ......................      100.0        100.0
Operating Expenses
  Maintenance ...........................................       11.0         11.7
  Transportation ........................................       25.5         26.2
  Agents' commissions and station costs .................       19.5         19.7
  Marketing, advertising and traffic ....................        3.9          4.4
  Insurance and safety ..................................        6.4          6.1
  General and administrative ............................       13.6         13.6
  Depreciation and amortization .........................        4.7          4.7
  Operating taxes and licenses ..........................        7.5          7.7
  Operating rents .......................................        8.7          8.6
  Cost of good sold - food services and related .........        2.6          2.8
  Other operating expenses ..............................        0.4          0.4
                                                              ------       ------
          Total operating expenses ......................      103.8        105.9
                                                              ------       ------
Operating loss ..........................................       (3.8)        (5.9)
Interest expense ........................................        3.7          4.7
                                                              ------       ------
Loss before income taxes ................................       (7.5)       (10.6)
Income tax provision (benefit) ..........................       (0.6)         0.1
                                                              ------       ------
Net loss ................................................       (6.9)       (10.7)
Preferred dividends .....................................        0.7          0.0
                                                              ------       ------
Net Loss attributable to common stockholders ............       (7.6)       (10.7)
                                                              ======       ======

The following table sets forth certain operating data for the Company for the quarters ended March 31, 1998 and 1997. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.


                                                                    QUARTERS ENDED MARCH 31,
                                                                    ------------------------                 PERCENTAGE
                                                                    1998                 1997                 CHANGE
                                                                 ----------           -----------            ----------
Regular Service Miles (000's) .........................              69,058                62,683               10.2
Total Bus Miles (000's) ...............................              71,167                63,940               11.3
Passenger Miles (000's) ...............................           1,691,898             1,533,824               10.3
Passengers Carried (000's) ............................               4,975                 4,326               15.0
Average Trip Length (passenger
   miles/passengers carried) ..........................                 340                   355               (4.2)
Load (avg. number of passengers per
   regular service mile) ..............................                24.5                  24.4                0.4
Load Factor (% of available seats filled) .............                52.3%                 52.1%               0.4
Yield (regular route revenue/passenger miles) .........          $   0.0908           $    0.0896                1.3
Total Revenue Per Total Bus Mile ......................                2.54                  2.52                0.8
Operating Loss Per Total Bus Mile .....................               (0.10)                (0.15)              33.3
Cost per Total Bus Mile:
  Maintenance .........................................          $    0.279           $     0.296               (5.7)
  Transportation ......................................               0.648                 0.659               (1.7)


THREE MONTHS ENDED MARCH 31, 1998 AND 1997 RESULTS OF OPERATIONS

The Company's results of operations include the operating results of Carolina Coach Company, and affiliates ("Carolina"), Valley Transit, Inc., and affiliates ("Valley") and Golden State collectively referred to as "the acquisitions". The results for the acquisitions are included as of their respective purchase dates. The purchases of Carolina and Valley both occurred during the third quarter of 1997 and the purchase of Golden State was completed in February 1998.

Operating Revenues. Total operating revenues increased $19.6 million, or 12.1%, for the three months ended March 31, 1998, compared to the same period in 1997. Increases in all of the operating revenue categories were achieved despite the shift of Easter holiday travel from the first quarter (last year) to the second quarter this year.

Transportation services revenues increased $17.0 million, or 11.7%, for the first quarter of 1998 compared to 1997 due to a $16.3 million, or 11.9%, increase in regular route revenues (including $6.8 million related to the acquisitions) and a $0.6 million, or 8.7%, increase in package express revenues. The 11.9% increase in regular route revenues reflects a 15.0% increase in the number of passengers carried combined with a 1.3% increase in yield, partially offset by a 4.2% decrease in trip length. Average trip length decreased for the three months ended March 31, 1998, reflecting the impact of the acquisitions who carry passengers traveling on shorter trip lengths.

Excluding the impact of the acquisitions, the Company experienced a 3.6% increase in passengers carried, and a 6.2% increase in passenger miles and realized a 4.2% increase in average ticket price. The Company achieved growth in all trip lengths but most significantly in long-haul traffic (passengers traveling more than 450 miles) as the Company promoted and priced this product for growth. Yield is up slightly compared to prior year despite a 3.7% increase in average trip length, reflecting the significant growth in long-haul traffic.

Food Services and related revenues increased $0.4 million, or 5.6%, for the quarter compared to the same quarter in 1997. Food Service and related revenues have been restated to include sales of retail products. Previously, sales of retail products were included in other operating revenues. Food Services and related revenues, as restated, increased over the prior year due primarily to increased passenger traffic at the Company terminals where Food Service facilities reside. Food Services and related revenues decreased slightly as a percentage of total operating revenues.

Other operating revenues, consisting primarily of revenue from charter and in-terminal sales and services, increased $2.2 million, or 22.8%, for the three months ended March 31, 1998, compared to the same period in 1997. The increase was primarily attributable to a $1.4 million, or 70.5%, increase in charter service revenue as well as an increase in revenues from other in-terminal services, reflecting the increase in passenger volume.

Operating Expenses. Total operating expenses increased $17.0 million, or 9.9%, for the three months ended March 31, 1998, compared to the same period in 1997. The increase is due primarily to an increase in bus miles operated (11.8%), higher driver wages and training costs, increased terminal salaries, increased ticket and express commissions due to higher sales, and increased bus operating leases. Also, expenses attributable to the operations of the recent acquisitions of $6.8 million are included in the quarter ended March 31, 1998. Despite these increases, total operating expenses decreased as a percentage of total operating revenues.

Maintenance costs increased $1.0 million, or 5.2%, for the three months ended March 31, 1998, compared to the same period in 1997 due to increased bus miles and the inclusion of the acquisitions. Despite these increases, maintenance costs decreased on a cost per bus mile basis. This decrease can be attributed to the stability in the Company's fleet age and a reduction in accident-related costs.

Transportation expenses increased $4.0 million, or 9.4%, for the three months ended March 31, 1998, compared to the same period in 1997 due to increased bus miles, a contractual driver wage increase, training more drivers and training earlier in the year to prepare for anticipated growth, and the inclusion of the acquisitions. The increased expenses were offset by a decrease in the cost of fuel for the first quarter 1998 as compared to the same quarter in 1997. The average cost per gallon of fuel decreased to $0.58 per gallon during first quarter 1998 compared to $0.73 per gallon during first quarter 1997. The lower fuel prices resulted in a reduction in fuel costs of $1.9 million compared to first quarter 1997. On a cost per bus mile basis, transportation expenses decreased primarily due to the impact of the lower fuel prices partially offset by driver wage increases and higher training costs.

Agents' commissions and station costs increased $3.5 million, or 11.0%, for the three months ended March 31, 1998, compared to the same period in 1997 primarily due to commissions associated with increased ticket and express sales, pay increases for terminal staff and the inclusion of the acquisitions. Despite these increases, agents' commissions and station costs decreased as a percentage of total operating revenues.

Marketing, advertising and traffic expenses remained flat compared to the prior year despite a $0.6 million increase in media advertising and traffic salaries. The higher costs were completely offset by bus wrap trade credits of $0.6 million for the three months ended March 31, 1998. Marketing, advertising and traffic costs decreased as a percentage of total operating revenues.

Insurance and safety costs increased $1.9 million, or 19.3%, for the three months ended March 31, 1998, compared to the same period in 1997 due primarily to increased bus miles and the inclusion of the acquisitions.

General and administrative expenses increased $2.6 million, or 11.9%, for the quarter ended March 31, 1998 compared to the same period in 1997 due to a higher management incentive plan expense related to improved company performance and the inclusion of the acquisitions.

Depreciation and amortization increased by $0.9 million, or 11.9%, for the three months ended March 31, 1998, compared to the same period in 1997 due primarily to depreciation and amortization of the assets and goodwill attributable to the acquisitions. Depreciation and amortization costs, as a percentage of total revenues, did not change from the same period in the prior year.

Operating taxes and licenses costs increased $1.0 million, or 8.4%, for the three months ended March 31, 1998, compared to the same period in 1997. This increase results from higher payroll taxes due to increased salaries and headcounts related to higher business volume, as well as increased fuel and oil taxes resulting from an increase in total bus miles. Operating taxes and licenses costs decreased as a percentage of total operating revenues.

Operating rents increased $1.9 million, or 13.5%, for the three months ended March 31, 1998, compared to the same period in 1997 due to an increase in fleet size as the Company financed most of the new buses under operating leases. The increase in bus operating leases reflects the Company's growth strategy to add resources to accommodate growth in the passenger business during the peak periods and generate charter business during the off-peak periods with those added resources. As a percentage of total revenues, operating rents increased slightly over the prior year.

Food Services and related cost of goods sold increased $0.3 million, or 6.3%, for the three months ended March 31, 1998, compared to the same period in 1997 primarily due to the 5.6% increase in Food Services and related sales. Food Services and related cost of goods sold have been restated to include the costs associated with sales of retail products. Previously those costs were recorded in other operating expenses. As a percentage of total operating revenues, cost of goods sold decreased slightly compared to the prior year.

Interest expense decreased $0.9 million, or 12.3%, for the quarter compared to the same period in 1997. The quarterly decrease is the result of the renegotiation of lower interest rates under the Revolving Credit Facility, termination of the interest rate swap agreements and the retirement of a bus obligation. This decrease is partially offset by an increase in interest expenses associated with an increase in the Revolving Credit Facility balance over the same period in 1997. Interest expense decreased as a percentage of total revenues.

For the three months ended March 31, 1998, the Company recorded an income tax benefit of $1.1 million compared to an income tax provision of $0.1 million for the same period in 1997. An income tax benefit has been provided for the loss for the first quarter of 1998 in accordance with the interim financial reporting guidelines of general accepted accounting principles. The income tax benefit has been provided based upon the Company's 1998 estimated annual effective tax rate of 8.0%.

This benefit resulted in a corresponding increase in the deferred tax asset by $1.1 million. Since the Company believes that it is more likely than not that this increase in the deferred tax asset will be realized in the current year, no offsetting valuation allowance has been recorded. The Company did not provide an income tax benefit on the loss for the first quarter of 1997 because the Company did not believe it was more likely than not that the loss would be offset by current income, and an offsetting valuation allowance was recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are working capital, capital expenditures, including bus acquisitions, debt service requirements, including the payment of principal and interest on borrowings under the Revolving Credit Facility and interest on the 11 1/2% Senior Notes due 2007 ("11 1/2% Senior Notes"), and dividends on the 8 1/2% Convertible Exchangeable Preferred Stock ("Preferred Stock"). The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future.

Net cash used for operating activities decreased $2.2 million, or 7.3%, to $27.5 million in 1998 from $29.7 million in 1997. The decrease in cash used for operating activities is primarily due to the decreased net loss. Net cash used for investing activities increased $13.0 million, to $13.5 million in 1998 from $0.5 million in 1997, principally due to a $7.7 million increase in buses purchased for sale-leaseback, and a $4.2 million increase in capital expenditures due mainly to the purchase of a bus terminal. Net cash provided by financing activities increased $11.7 million, or 38.2%, to $42.3 million in 1998 from $30.6 million in 1997. This increase can be attributed to a $12.0 million increase in borrowings under the Revolving Credit Facility.

As a part of its operating strategy, the Company anticipates continuing to make significant capital expenditures in connection with improvements to its infrastructure, including acquiring buses, making improvements to its terminals and maintaining and upgrading its computer systems. The Company believes that acquiring new buses and improving the Company's terminals and computer systems will permit the Company to continue to improve customer service, which the Company believes has contributed significantly to its improved operating results over the last three years. The Company accepted delivery of 89 new buses during the first quarter and expects deliveries of 64 in the second quarter and 53 in the fall. The first quarter deliveries were, and future deliveries will be, temporarily financed through MCI or one of its affiliates and/or by the Revolving Credit Facility. The Company intends to seek permanent operating lease financing for all or most of these buses.

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

The Company requires significant cash flows to meet its debt service and other continuing obligations. As of March 31, 1998, the Company had $254.5 million of long-term indebtedness outstanding, including $69.6 million of borrowings under the Revolving Credit Facility and $150.0 million of 11 1/2% Senior Notes. In addition, as of MarcH 31, 1998, the Company had total availability of $36.3 million under the Revolving Credit Facility.

The Company is a party to a Revolving Credit Facility which was amended on April 20, 1998. The amended facility increased the borrowing availability from $125.0 million to $150.0 million. The amended Revolving Credit Facility consists of (i) a revolving facility providing for advances of up to $117.5 million based on the liquidation value of certain bus collateral, (ii) a revolving facility providing for advances of up to $2.5 million based on a formula of eligible accounts receivable and (iii) a real estate facility providing for borrowings of up to $35.0 million based on fair market value of certain core real property collateral (the "Real Estate Facility") with a maximum combined borrowing of $150.0 million. The Revolving Credit Facility has two interest rate options, prime and LIBOR. As of April 30, 1998, the Company had borrowings under the Revolving Credit Facility bearing interest at LIBOR plus 1.75% (weighted average of 7.4325%). Borrowings under the Revolving Credit Facility mature on May 21, 2002, although availability under the Real Estate Facility will be subject to yearly reductions commencing in 1999. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company. The Revolving Credit Facility is subject to certain operating and financial covenants, including maintenance of a minimum consolidated net worth, ratio of total indebtedness to cash flow and ratio of cash flow to interest expense. In addition, non-bus capital expenditures are limited to $30.0 million annually with no spending limitations on bus purchases. As of March 31, 1998, the Company was in compliance with all such covenants.

The Company has entered into four advance purchase commitments for fuel. Under these agreements the Company agrees to take delivery of fuel at a specific location at a fixed price at a specific date in the future. The agreements have been entered into, with four suppliers, for approximately 30% of projected fuel needs for the remainder of 1998, at an average price per gallon of $0.58. Management believes that this strategy is a conservative method to hedge against fuel price fluctuations.

ACQUISITION

On February 9, 1998, the Company completed its acquisition of a 51% interest in Golden State, a Southern California bus carrier. See Note 3, in the Notes to Interim Consolidated Financial Statements, included elsewhere in this filing.

SUBSTANTIAL LEVERAGE

The Company has consolidated indebtedness that is substantial in relation to its stockholders' equity. As of March 31, 1998, the Company had outstanding consolidated long-term indebtedness (including current portions) of approximately $260.6 million and total stockholders' equity of approximately $167.1 million. The seasonal fluctuations in the Company's cash flows can be significant. As such, the Company typically is at its highest leveraged position at the end of the first quarter.

HISTORY OF LOSSES

The Company reported a net loss in each of its last four fiscal years. Although the Company has implemented strategic and operational initiatives intended to enhance revenues and operating income, the Company's operations generally are subject to economic, financial, competitive, seasonal and other factors, many of which are beyond its control.

COMPETITION

The transportation industry is highly competitive. The Company's primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines, and in certain markets, regional bus companies and trains.

SELF INSURANCE

The Company maintains cash deposits held for insurance claims and bus lease collateral, which as of March 31, 1998 aggregated approximately $79.3 million, including the following deposits. The Company maintains $15.0 million on deposit in a trust fund to support its self-insurance program pursuant to the U.S. Department of Transportation's approval of such program. Additionally, as of March 31, 1998, the Company had pledged $30.2 million in cash and $10.1 million in letters of credit to secure its other liability insurance obligations. Depending on the Company's future claims history and the policies of its insurance carriers, the amount of collateral that the Company is obligated to pledge to secure its liability insurance obligations may vary. As of March 31, 1998 the Company also has deposits of $24.8 million (at market value) pledged as collateral in connection with the sale and leaseback of 319 buses. Additionally, the Company has a deposit of $9.5 million (at market value) pledged as collateral in connection with a sale and leaseback agreement for 125 buses.

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

PENSION PLAN FUNDING

The Company maintains nine defined benefit pension plans, the most significant of which (the ATU Plan) covers approximately 16,400 current and former employees, fewer than 1,500 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and, as a result, over 85% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. Based upon the application of this table and other actuarial and investments assumptions, the Company believes that the ATU Plan is adequately funded.

For funding purposes, legislation passed by the United States Congress in 1994, and amended in 1997, mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Nevertheless, based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by the legislation, as amended, the Company does not anticipate that it will be required to make any contributions to the ATU Plan in the foreseeable future. However, there is no assurance that the ATU Plan will be able to obtain the assumed rate of return or that contributions to the ATU Plan will not be significant.

COMPUTER SYSTEMS/YEAR 2000

Many existing computer systems and software products, including several used by the Company, are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions related to the year 2000 and beyond, such as scheduling, dispatch, sales, purchasing, planning and financial systems may be materially adversely affected unless these computer systems are or become year 2000 compliant.

During the past three years, the Company has been replacing and enhancing its computer systems to gain operational efficiencies. In addition, management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. Many of the Company's computer systems or applications which are not year 2000 compliant are being upgraded or replaced in the normal course of business as the Company takes steps to improve its customer service and operating efficiencies. The Company's dispatching and bus and driver tracking system is the most operationally critical of these systems. This upgrade was largely completed by May 1998. The Company believes that the new system is year 2000 compliant. Nevertheless, the Company is taking steps to ensure that adequate contingency measures are in place to eliminate or minimize the operational impact of year 2000 problems which may occur despite the Company's efforts to ensure that all of its systems are compliant.

To ensure that the Company has identified all software that is not year 2000 compliant, the Company is completing a comprehensive assessment of all of its systems and applications, as well as third party systems on which the Company relies. The Company expects this assessment to be complete by mid-year 1998. The Company expects to make revisions or upgrades to its software or processes to render them year 2000 compliant prior to the end of 1999, where necessary. Despite these efforts there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

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

GOVERNMENT REGULATION

The Company is subject to regulation under the Americans with Disabilities Act (the "ADA"). Under proposed final regulations issued by DOT in March 1998, beginning with a proposed effective date of October 2000, all new buses received by the Company for its fixed route operations would have to be equipped with wheelchair lifts. Additionally, by October 2006, one-half of the Company's fleet involved in fixed route operations would be required to be lift-equipped, and by October 2012, such fleet would need to be entirely lift-equipped. The proposed regulations do not require the retrofitting of existing buses with lift equipment. Nor would the regulations require the purchase of accessible used buses. Moreover, beginning in 2002, until the fleet is fully equipped, the Company would be required to provide an accessible bus to any disabled passenger who provides at least 48 hours notice. For larger charter/tour operators, beginning in October 2002, ten percent of their fleet would need to be accessible. As well, charter/tour operators would be required to provide an accessible bus to any disabled passenger who provides at least 48 hours notice. If the proposed regulations become final, the Company currently estimates that a built-in lift device will add $20,000 to $40,000 to the cost of a new bus and that maintenance and employee training costs will increase. The Company does not expect such maintenance and training costs to be materially higher than the costs currently incurred in complying with the interim bus access regulations promulgated under the ADA. Passenger revenues could also be impacted by the loss of seating capacity when wheelchair passengers are on the bus, offset by potentially increased ridership by disabled persons. The Company, as well as the rest of the bus industry, have substantial concerns regarding the regulations as they have been proposed and have the opportunity to submit comments responsive to the proposed regulations which are due in May 1998. The DOT has announced that it expects to finalize the regulations in September 1998.

LITIGATION

The Company is a party to various lawsuits the outcome of which, if adverse to the Company, could have a material adverse effect on the business, financial condition, results of operations and liquidity. See "Part II, Item 1 - Legal Proceedings."

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August 1994 to December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and Senior Notes against the Company and certain of its former officers and directors. The suits seek unspecified damages for securities law violations. In November 1994, a shareholder derivative lawsuit was filed against present directors and former officers and directors of the Company and the Company as a nominal defendant. In October 1996, a purported class action lawsuit was filed by a purported owner of the Company's Common Stock in the State Court of Texas. Settlement discussions among the Company, the Company's insurance carriers and the plaintiffs have led to a tentative settlement of all of the foregoing actions, subject to preparation of the necessary papers, court approvals and class acceptance. In addition, in January 1995 the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain other parties. See Note 5 to the Interim Consolidated Financial Statements for the three months ended March 31, 1998, included elsewhere in this filing.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS


11.1     - Computation of Registrant's earnings per share for the three months ended March 31, 1997. (1)

11.2     - Computation of Registrant's earnings per share for the three months ended March 31, 1998. (2)

27       - Financial Data Schedule as of and for the three months ended March
           31, 1998. (3)

--------------------------------------------------------------------------------

(1) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(2)      Filed herewith.

(3) Filed only in EDGAR format with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(B)  REPORTS ON FORM 8-K

      During the quarter ended March 31, 1998, the Company did not file any current reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1998




                                       GREYHOUND LINES, INC.

                                       By: /s/ T. Scott Kirksey
                                          -------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                           (Duly Authorized Officer
                                           and Chief Accounting Officer)

                                       ATLANTIC GREYHOUND LINES OF
                                       VIRGINIA, INC.

                                       By: /s/ T. Scott Kirksey
                                          -------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                       EAGLE BUS MANUFACTURING, INC.

                                       By: /s/ T. Scott Kirksey
                                          -------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                       FCA INSURANCE LIMITED

                                       By: /s/ T. Scott Kirksey
                                          -------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                       GLI HOLDING COMPANY

                                       By: /s/ T. Scott Kirksey
                                          -------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                       GREYHOUND de MEXICO S.A. de C.V.

                                       By: /s/ T. Scott Kirksey
                                          -------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                       GRUPO CENTRO, INC.

                                       By: /s/ T. Scott Kirksey
                                          -------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                        LOS BUENOS LEASING CO., INC.

                                        By: /s/ T. Scott Kirksey
                                          -------------------------------------
                                            T. Scott Kirksey
                                            Chief Financial Officer and
                                            Secretary

                                        SISTEMA INTERNACIONAL de
                                        TRANSPORTE de AUTOBUSES, INC.

                                        By: /s/ T. Scott Kirksey
                                          -------------------------------------
                                            T. Scott Kirksey
                                            Chief Accounting Officer

                                        T & V HOLDING COMPANY

                                        By: /s/ T. Scott Kirksey
                                          -------------------------------------
                                            T. Scott Kirksey
                                            Chief Accounting Officer

                                        TEXAS, NEW MEXICO & OKLAHOMA
                                        COACHES, INC.

                                        By: /s/ T. Scott Kirksey
                                          -------------------------------------
                                            T. Scott Kirksey
                                            Chief Accounting Officer

                                        T.N.M.&O. TOURS, INC.

                                        By: /s/ T. Scott Kirksey
                                          -------------------------------------
                                            T. Scott Kirksey
                                            Chief Accounting Officer

                                        VERMONT TRANSIT CO., INC.

                                        By: /s/ T. Scott Kirksey
                                          -------------------------------------
                                            T. Scott Kirksey
                                            Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
11.1     - Computation of Registrant's earnings per share for the three months ended March 31, 1997. (1)

27       - Financial Data Schedule as of and for the three months ended March
           31, 1998. (3)
