Form 10-Q
period 1998-06-30
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; FCA INSURANCE LTD; GREYHOUND DE MEXICO SA DE CV; GRUPO CENTRO INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC
filed 1998-08-12
CIK 813040, 813041, 1041393, 1041395, 1041396, 1041397, 1041398, 1041400, 1041401, 1041402

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to ___________

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
                             YES   X          NO
                                  ---             ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS OF COMMON STOCK                 OUTSTANDING AT AUGUST 7, 1998
     ---------------------                 -----------------------------

        $.01 PAR VALUE                           60,120,700  SHARES

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

CO-REGISTRANTS

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

                                                                                 I.R.S. EMPLOYER
                                                            COMMISSION            IDENTIFICATION       STATE OF
NAME                                                          FILE NO.                 NO.             INCORP.
----                                                        ----------           ----------------      --------

Atlantic Greyhound Lines of Virginia, Inc.                  333-27267-01             58-0869571         Virginia

FCA Insurance Limited                                       333-27267-03                None            Islands of
                                                                                                        Bermuda

GLI Holding Company                                         333-27267-04             75-2146309         Delaware

Greyhound de Mexico S.A. de C.V.                            333-27267-05                None            Republic
                                                                                                        of Mexico

Grupo Centro, Inc.                                          333-27267-06             75-2692522         Delaware

Los Buenos Leasing Co., Inc.                                333-27267-07             85-0434715         New Mexico

Sistema  Internacional  de  Transporte  de Autobuses,       333-27267-08             75-2548617         Delaware
Inc.

Texas, New Mexico & Oklahoma Coaches, Inc.                  333-27267-10             75-0605295         Texas
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                     333-27267-11             75-1188694         Texas
(Same as Texas, New Mexico & Oklahoma
Coaches, Inc.)

Vermont Transit Co., Inc.                                   333-27267-12             03-0164980         Vermont
106 Main Street
Burlington, Vermont 05401
(802) 862-9671

As of June 30, 1998, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); FCA Insurance Limited had 120,000 shares of common stock outstanding (at a par value of $1.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Grupo Centro, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Los Buenos Leasing Co., Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                      PAGE NO.
                                                                                                      --------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements:
            Interim Consolidated Statements of Financial Position as of
              June 30, 1998 (Unaudited) and December 31, 1997......................................       5
            Interim Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)........................       6
            Condensed Interim Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1998 and 1997 (Unaudited)..................................       7
            Notes to Interim Consolidated Financial Statements (Unaudited).........................       8

  Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................................      14


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings........................................................................      22

  Item 4. Submission of Matters to a Vote of Security Holders......................................      23

  Item 6. Exhibits.................................................................................      24


SIGNATURES ........................................................................................      25

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        1998             1997
                                                                                     -----------     ------------
                                                                                     (UNAUDITED)
Current Assets
    Cash and cash equivalents ..................................................      $   2,494       $   2,052
    Accounts receivable, less allowance for doubtful accounts
       of $226 and $268 ........................................................         43,420          35,364
    Inventories ................................................................          5,293           4,658
    Prepaid expenses ...........................................................          6,633           4,949
    Assets held for sale .......................................................          3,439           3,889
    Buses held for sale and leaseback ..........................................         27,502            --
    Other current assets .......................................................         13,804           9,694
                                                                                      ---------       ---------
       Total current assets ....................................................        102,585          60,606

Prepaid Pension Plans ..........................................................         25,378          25,378
Property, Plant and Equipment, net of accumulated depreciation
    of $138,519 and $124,374 ...................................................        340,810         341,292
Investments in Unconsolidated Affiliates .......................................          5,726           6,076
Insurance and Security Deposits ................................................         73,045          72,693
Goodwill, net of accumulated amortization of $1,242 and $499 ...................         39,821          30,215
Intangible Assets, net of accumulated amortization of $24,521 and $22,188 ......         30,938          30,333
                                                                                      ---------       ---------
       Total assets ............................................................      $ 618,303       $ 566,593
                                                                                      =========       =========

Current Liabilities
    Accounts payable ...........................................................      $  26,912       $  32,731
    Accrued liabilities ........................................................         57,544          62,237
    Unredeemed tickets .........................................................         12,701          10,325
    Current portion of reserve for injuries and damages ........................         21,374          21,374
    Current maturities of long-term debt .......................................          6,025           4,469
                                                                                      ---------       ---------
       Total current liabilities ...............................................        124,556         131,136
Reserve for Injuries and Damages ...............................................         38,840          36,591
Long-Term Debt .................................................................        268,432         207,953
Other Liabilities ..............................................................         17,531          11,314
                                                                                      ---------       ---------
       Total liabilities .......................................................        449,359         386,994
                                                                                      ---------       ---------

Commitments and Contingencies (Note 5)
Stockholders' Equity
    Preferred stock (10,000,000 shares authorized; par value $.01)
       8 1/2% Convertible Exchangeable Preferred Stock (2,760,000 shares authorized and 2,400,000 shares issued as of  June 30, 1998 and
           December 31, 1997; aggregate liquidation preference $60,000) ........         60,000          60,000
       Series A junior preferred stock (1,500,000 shares authorized as of
           June 30, 1998 and December 31, 1997; none issued) ...................           --              --
    Common stock (100,000,000 shares authorized; par value $.01; 60,225,879 and 59,437,514 shares issued as of June 30, 1998 and December 31,
       1997 respectively) ......................................................            602             594
    Capital in excess of par value .............................................        231,793         229,365
    Retained deficit ...........................................................       (114,900)       (101,809)
    Less: Unfunded accumulated pension obligation ..............................         (7,513)         (7,513)
    Less: Treasury stock, at cost (109,192 shares) .............................         (1,038)         (1,038)
                                                                                      ---------       ---------
       Total stockholders' equity ..............................................        168,944         179,599
                                                                                      ---------       ---------
           Total liabilities and stockholders' equity ..........................      $ 618,303       $ 566,593
                                                                                      =========       =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                              1998           1997            1998            1997
                                                              ----           ----            ----            ----
                                                                  (UNAUDITED)                       (UNAUDITED)

OPERATING REVENUES
   Transportation Services
       Passenger services ............................      $ 180,611      $ 154,068       $ 334,270       $ 291,401
       Package express ...............................          8,816          8,146          16,789          15,483
   Food services and related .........................          7,863          7,262          14,896          13,922
   Other operating revenues ..........................         13,957         12,054          26,012          21,872
                                                            ---------      ---------       ---------       ---------
           Total operating revenues ..................        211,247        181,530         391,967         342,678
                                                            ---------      ---------       ---------       ---------

OPERATING EXPENSES
   Maintenance .......................................         20,655         18,919          40,535          37,819
   Transportation ....................................         51,302         47,316          97,426          89,482
   Agents' commissions and station costs .............         38,378         34,160          73,552          65,840
   Marketing, advertising and traffic ................          6,865          6,483          13,906          13,518
   Insurance and safety ..............................         12,799         10,478          24,442          20,239
   General and administrative ........................         26,360         21,765          50,962          43,752
   Depreciation and amortization .....................          9,403          7,425          17,842          14,967
   Operating taxes and licenses ......................         14,164         12,792          27,666          25,251
   Operating rents ...................................         16,133         13,899          31,897          27,785
   Cost of goods sold - food services and related ....          5,136          4,767           9,905           9,255
   Other operating expenses ..........................            613            762           1,290           1,509
                                                            ---------      ---------       ---------       ---------
           Total operating expense ...................        201,808        178,766         389,423         349,417
                                                            ---------      ---------       ---------       ---------

OPERATING INCOME (LOSS) ..............................          9,439          2,764           2,544          (6,739)
Interest Expense .....................................          7,305          6,526          13,959          14,112
                                                            ---------      ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES ....................          2,134         (3,762)        (11,415)        (20,851)
Income Tax Provision (Benefit) .......................            179             86            (917)            165
                                                            ---------      ---------       ---------       ---------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..........          1,955         (3,848)        (10,498)        (21,016)
Extraordinary Item ...................................           --           25,323            --            25,323
                                                            ---------      ---------       ---------       ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS BEFORE PREFERRED DIVIDENDS .............          1,955        (29,171)        (10,498)        (46,339)
Preferred Dividends ..................................          1,296          1,063           2,592           1,063
                                                            ---------      ---------       ---------       ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS ........................................      $     659      $ (30,234)      $ (13,090)      $ (47,402)
                                                            =========      =========       =========       =========

Net Income (Loss) Per Share of Common Stock:
   Basic
       Net Income (Loss) Attributable to Common Stock-
           holders Before Extraordinary Item .........      $    0.01      $   (0.08)      $   (0.22)      $   (0.38)
       Extraordinary Item ............................           --            (0.43)           --             (0.43)
                                                            ---------      ---------       ---------       ---------
       Net Income (Loss) Attributable to Common
           Stockholders ..............................      $    0.01      $   (0.51)      $   (0.22)      $   (0.81)
                                                            =========      =========       =========       =========

   Diluted
       Net Income (Loss) Attributable to Common Stock-
           holders Before Extraordinary Item .........      $    0.01      $   (0.08)      $   (0.22)      $   (0.38)
       Extraordinary Item ............................           --            (0.43)           --             (0.43)
                                                            ---------      ---------       ---------       ---------
       Net Income (Loss) Attributable to Common
           Stockholders ..............................      $    0.01      $   (0.51)      $   (0.22)      $   (0.81)
                                                            =========      =========       =========       =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          1998            1997
                                                                       ---------       ---------
                                                                              (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .....................................................      $ (10,498)      $ (46,339)
   Extraordinary Items ..........................................           --            25,323
   Non-cash expenses and gains included in net loss .............         14,919          16,374
   Net change in certain operating assets and liabilities .......        (19,928)        (25,158)
                                                                       ---------       ---------
       Net cash used for operating activities ...................        (15,507)        (29,800)
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .........................................        (10,750)         (5,228)
   Buses purchased for sale and leaseback .......................        (27,502)         (8,651)
   Proceeds from assets sold ....................................            240           1,414
   Payments for business acquisitions, net of cash acquired .....         (1,484)           --
   Other investing activities ...................................           (301)         (2,283)
                                                                       ---------       ---------
       Net cash used for investing activities ...................        (39,797)        (14,748)
                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on debt and capital lease obligations ...............         (2,952)        (15,402)
   Proceeds from issuance of 11 1/2% Senior Notes and
     8 1/2% Convertible Exchangeable Preferred Stock ............           --           203,399
   Redemption of 10% Senior Notes ...............................           --          (161,022)
   Proceeds from exercise of options ............................          2,437           1,067
   Payment of quarterly preferred dividends .....................         (2,592)           --
   Retirement of interest rate swap .............................           --            (3,010)
   Net change in revolving credit facility ......................         58,853          19,930
                                                                       ---------       ---------
       Net cash provided by financing activities ................         55,746          44,962
                                                                       ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................            442             414
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................          2,052             898
                                                                       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................      $   2,494       $   1,312
                                                                       =========       =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1998, the results of its operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended June 30, 1998 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1997.

2.  SIGNIFICANT ACCOUNTING POLICIES

Certain Reclassifications

Certain reclassifications have been made to the prior period statements to conform them to the June 30, 1998 and December 31, 1997 classifications.

Earnings/Loss Per Share

Basic earnings (loss) per common share is calculated by dividing net income
(loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock"). The calculation of diluted earnings (loss) per share of Common Stock considers the effect of Common Stock equivalents outstanding during the period, the conversion of the Company's 8 1/2% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") and 8 1/2% Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. For the six months ended June 30, 1998 and the three and six months ended June 30, 1997, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures and Preferred Stock have an anti-dilutive effect. As a result, these shares are excluded from the final determination of the weighted average shares outstanding. For the three months ended June 30, 1998, the assumed exercise of outstanding in-the-money stock options is dilutive and thus the shares have been included in the weighted average shares below.

The earnings per share calculation reflects earnings (loss) attributable to common shareholders after payment of preferred dividends. The following tables detail the components utilized to calculate earnings per share for the three and six months ended June 30, 1998 and 1997.

                                           THREE MONTHS ENDED JUNE 30, 1998       SIX MONTHS ENDED JUNE 30, 1998
                                           --------------------------------       ------------------------------
                                                                   PER-SHARE                              PER-SHARE
                                          NET INCOME     SHARES      AMOUNT      NET LOSS       SHARES      AMOUNT
                                          ----------     ------      ------      --------       ------      ------

     BASIC EARNINGS PER SHARE
       Net Income (Loss) attributable
          to common stockholders.......    $ 659,000   59,905,542    $ 0.01   $ (13,090,000)  59,668,804   $ (0.22)
                                           =========   ==========    ======   =============   ==========   =======
     DILUTED EARNINGS PER SHARE
       Net Income (Loss) attributable
          to common stockholders.......    $ 659,000   62,658,296    $ 0.01   $ (13,090,000)  59,668,804   $ (0.22)
                                           =========   ==========    ======   =============   ==========   =======


                                           THREE MONTHS ENDED JUNE 30, 1997      SIX MONTHS ENDED JUNE 30, 1997
                                           --------------------------------      ------------------------------
                                                                   PER-SHARE                              PER-SHARE
                                                                   ---------                              ---------
                                           NET LOSS      SHARES      AMOUNT      NET LOSS       SHARES      AMOUNT
                                           --------      ------      ------      --------       ------      ------

     BASIC AND DILUTED EARNINGS PER
     SHARE
       Net Income (Loss) attributable
          to common stockholders.......  $(30,234,000) 58,815,097   $ (0.51)  $ (47,402,000)  58,629,789   $ (0.81)
                                         ============= ==========   =======   =============   ==========   =======

Accounting Changes

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. For the six months ended June 30, 1998, the Company had no non-owner changes in equity.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," to establish accounting plan and reporting standards for derivatives. This new standard is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company) and requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending upon the intended use of the derivative. Due to the Company's minimal use of derivatives, the new standard is expected to have no material impact on its financial position or results of operations.

3.  ACQUISITION

On February 9, 1998, the Company completed its acquisition of a 51% interest in Gonzalez, Inc., d/b/a Golden State Transportation ("Golden State"), a Southern California bus carrier. This purchase was accounted for using the purchase method of accounting, accordingly, the acquired company's results of operations are included in the consolidated financials from the date of acquisition. The amount of the purchase price in excess of net assets has been recorded as goodwill and is being amortized over a 20 year period.

4.  INCOME TAXES

Income Tax Provision

The income tax provision (benefit) consisted of the following (in thousands):

                                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                 ------------------           ----------------
                                                                                      JUNE 30,                    JUNE 30,
                                                                                      --------                    --------
                                                                                 1998          1997          1998          1997
                                                                                 ----          ----          ----          ----

       Current
         Federal ........................................................      $  --         $  --        $  --         $  --
         State ..........................................................          151            86          239           165
                                                                               -------       -------      -------       -------
            Total Current ...............................................          151            86          239           165

       Deferred
         Federal ........................................................          115          --           (588)         --
         State ..........................................................          (87)         --           (568)         --
                                                                               -------       -------      -------       -------
            Total Deferred ..............................................           28          --         (1,156)         --
                                                                               -------       -------      -------       -------

            Income Tax provision (benefit) ..............................      $   179       $    86      $  (917)      $   165
                                                                               =======       =======      =======       =======

Effective Tax Rate

The differences, expressed as a percentage of income before taxes, between the statutory and effective federal income tax rates for the years ended December 31, 1998 and 1997 are as follows (1998 amounts are projected):

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                                     ------------
                                                                  1998          1997
                                                                  ----          ----

       Statutory tax rate..................................       34.0%         34.0%
       State income taxes..................................        2.9           6.1
       Recognition of previously unrecognized deferred
        tax assets.........................................      (32.4)        (31.0)
       Other...............................................        3.5           2.0
                                                                 -----         -----
         Effective tax rate                                        8.0%         11.1%
                                                                 =====         =====

For the three months ended June 30, 1998, the Company recorded income tax expense of $0.2 million. Income tax expense has been recognized based on the income for the second quarter of 1998 in accordance with the interim financial reporting guidelines of generally accepted accounting principles. For the six months ended June 30, 1998, the Company's results of operations have reflected the historical pattern and seasonal nature of its business. The income tax (benefit) expense has been provided based on the Company's 1998 estimated annual effective tax rate of 8.0%.

The year to date benefit resulted in a corresponding increase in the deferred tax asset by $0.9 million. Since the Company believes that it is more likely than not that this increase in the deferred tax asset will be realized in the current year, no offsetting valuation allowance has been recorded. The Company did not provide an income tax benefit on the year to date loss for 1997 because the Company did not believe it was more likely than not that the loss would be offset by current income in that year, and an offsetting valuation allowance was recorded.

5.  COMMITMENTS AND CONTINGENCIES

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and 10% Senior Notes retired in May 1997 ("10% Senior Notes") against the Company and certain of its former officers and directors. The suits sought unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that were alleged to have been false and misleading.

All the purported class action cases referred to above (with the exception of one suit that was dismissed before being served on any defendants) were transferred to the United States District Court for the Northern District of Texas, the Court in which the first purported class action suit was filed, and were pending under a case styled In re Greyhound Securities Litigation, Civil Action 3-94-CV-1793-G (the "Federal Court Action"). A joint pretrial order was entered in the litigation which consolidated for pretrial and discovery purposes all of the stockholder actions and, separately, all of the debtholder actions. The joint pretrial order required plaintiffs to file consolidated amended complaints and excused answers to the original complaints. In July 1995, the plaintiffs filed their consolidated amended complaints, naming the Company, Frank J. Schmieder, J. Michael Doyle, Phillip W. Taff, Robert R. Duty, Don T. Seaquist, Charles J. Lee, Charles A. Lynch and Smith Barney Incorporated as defendants. Messrs. Lee, Lynch and Taff were subsequently dismissed from the case by the plaintiffs. In September 1995, the various defendants filed motions to dismiss plaintiffs' complaints. In October 1995, plaintiffs filed a motion seeking to certify the class of plaintiffs.

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

In November 1994, a shareholder derivative lawsuit was filed by Harvey R. Rice, a purported owner of the Company's Common Stock, against present directors and former officers and directors of the Company and the Company as a nominal defendant. The suit seeks to recover monies obtained by certain defendants by allegedly trading in the Company's securities on the basis of nonpublic information and to recover monies for certain defendants' alleged fraudulent dissemination of false and misleading information concerning the Company's financial condition and future business prospects. The suit, filed in the Delaware Court of Chancery, New Castle County, is styled Harvey R. Rice v. Frank
J. Schmieder, J. Michael Doyle, Charles A. Lynch, Richard J. Caley, Thomas F. Meagher, Thomas G. Plaskett, Kenneth R. Norton, Robert B. Gill, Alfred E. Osborne, Jr., J. Patrick Foley, Charles J. Lee and Greyhound Lines, Inc., Civil Action No. 13854 (the "Delaware Action"). Pursuant to a stipulation, the time for all defendants to answer, move or otherwise plead with respect to the complaint in the Delaware Action is not yet due.

In May 1995, a lawsuit was filed on behalf of two individuals, purported owners of the Company's Common Stock, against the Company and certain of its former officers and directors. The suit sought unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that are alleged to have been misleading. The suit, filed in the United States District Court for the Northern District of Ohio, was styled James Illius and Theodore J. Krawec v. Greyhound Bus Lines, Inc., Frank J. Schmieder and J. Michael Doyle, Civil Action No. 1-95-CV-1140. The defendants filed a motion to transfer venue seeking to have the case transferred to the United States District Court for the Northern District of Texas where the Federal Court Action was pending. In September 1995, the defendants' motion was granted, and the matter was transferred and was consolidated into the Federal Court Action.

On October 29, 1996, a purported class action lawsuit was brought by a purported holder of Common Stock against the Company, certain of its former officers and directors and Smith Barney and Morgan Stanley & Company, Inc. The suit seeks unspecified damages for alleged federal and Texas state securities laws violations in connection with a Common Stock offering made by the Company in May 1993. The suit, filed in the 44th Judicial District Court of Dallas County, Texas, is styled John Clarkson v. Greyhound Lines, Inc., Frank Schmieder, J. Michael Doyle, Robert R. Duty, Don T. Seaquist, Smith Barney, Inc. and Morgan Stanley & Company, Inc., Case No. 96-11329-B. Plaintiff, John Clarkson, is the same individual who sought to intervene in the Federal Court Action and the same law firms have appeared for the plaintiff in both cases. On December 20, 1996, the defendants filed their answers to the lawsuit and pleas in abatement asking the Court to stay all proceedings pending resolution of the intervention motion and Federal Court Action. On February 28, 1997, the suit was transferred to a different judge in the 68th Judicial District Court in Dallas. On March 28, 1997, the Court denied the defendants' pleas in abatement requesting the stay. On September 12, 1997, plaintiff filed a motion seeking to certify the class of plaintiffs.

On June 22, 1998, the parties to the State Court Action entered into a Stipulation and Agreement of Compromise and Settlement (the "Stipulation"). Pursuant to the Stipulation, persons who purchased Common Stock on or in connection with a stock offering made by the Company on May 4, 1993 and who continued to hold the Common Stock through September 22, 1993, will be entitled to share, on a claims-made basis, in a settlement fund of up to $3.0 million plus interest, less attorneys' fees and costs. On June 22, 1998, the Court preliminarily approved the Stipulation, conditionally certified the plaintiff class for purposes of settlement and directed plaintiffs' counsel to provide notice to the class of the terms of the settlement. The Court has set a hearing for November 2, 1998 to consider final approval of the Stipulation. If consummated, this settlement would resolve the State Court Action and the Federal Court Action. For this settlement to be completed, the settlement of the Texas Derivative Action and Delaware Action must also become final.

Effective June 22, 1998, the parties to the Delaware Action entered into a settlement stipulation whereby the derivative claims would be dismissed in return for the payment of $50,000 in attorneys' fees for the plaintiff. To facilitate a global settlement of the Federal Court Action, the State Court Action and the Delaware Action, on May 20, 1998, plaintiff re-filed the derivative action in the same court in which the State Court Action is pending. This case is captioned Harvey R. Rice v. Frank J. Schmieder, J. Michael Doyle, Charles A. Lynch, Richard J. Caley, Thomas F. Meagher, Thomas G. Plaskett, Kenneth R. Norton, Robert B. Gill, Alfred E. Osborne, Jr., J. Patrick Foley and Charles J. Lee, Civil Action No. DV 98-03990-C (the "Texas Derivative Action"). On August 6, 1998, the Court preliminarily approved the settlement and directed plaintiffs' counsel to notify shareholders of the terms of the settlement. The Court has set a hearing for November 2, 1998 to consider final approval of this settlement. If consummated, this settlement would resolve all of the claims asserted in the derivative litigation. For this settlement to be completed, the settlement of the State Court Action and Federal Court Action must also become final.

If consummated, the foregoing settlements would be funded entirely by the Company's directors' and officers' liability insurance carrier and, thus, would not have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. Should the settlements not be consummated, based on a review of the litigation, a limited investigation of the underlying facts and discussions with internal and outside legal counsel, the Company does not believe that the ultimate outcome of the above described lawsuits would have a material adverse effect on its business, financial condition, results of operations and liquidity. If the settlements are not completed and the litigation were to continue, the Company would defend against the actions vigorously. To the extent permitted by Delaware law, the Company is obligated to indemnify and bear the cost of defense with respect to lawsuits brought against its officers and directors. The Company maintains directors' and officers' liability insurance that provides certain coverage for itself and its officers and directors against claims of the type asserted in the subject litigation. The Company has notified its insurance carriers of the asserted claims.

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

ENVIRONMENTAL MATTERS

The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 47 locations have been identified as remaining sites requiring potential clean-up and/or remediation as of June 30, 1998. The Company has estimated the clean-up and/or remediation costs of these sites to be $3.4 million, of which approximately $0.4 million is indemnifiable by Viad Corp ("Viad").

The Company has potential liability with respect to two locations which the Environmental Protection Agency ("EPA") has designated Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. Additionally, there are 12 Superfund sites that Viad had initially assumed responsibility and liability for addressing under the indemnity provisions of the 1987 acquisition agreement, as amended in 1991. All of these locations involve alleged disposal of hazardous wastes occurring years prior to the Company's corporate existence. In late 1997, Viad notified the Company, and asserted that the Company was responsible for any liabilities at such sites. The Company is contesting Viad's assertions and believes that the acquisition agreement, as amended, requires Viad to bear these liabilities. Viad had previously acknowledged in writing to the Company its responsibility for certain of the sites; in some cases, Viad has been managing the liability since mid-1991. Viad has advised the Company that, to date, it has incurred approximately $0.2 million in clean-up costs at these sites. At this point, the Company is unable to assess on-going or future potential liabilities at such sites should it be determined that the Company, and not Viad, will assume the liabilities at some or all of the 12 locations.

The Company has recorded a total environmental reserve of $2.9 million at June 30, 1998, a portion of which has also been recorded as a receivable from Viad for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. As of the date of this filing, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

OTHER LEGAL PROCEEDINGS

In addition to the litigation discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment-related claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the self-retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with internal and outside legal counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such personal injury and/or property damage claims arising out of the ordinary course of business that, if resolved against the Company, would materially exceed the amounts recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 85.5%, 4.2% and 3.7%, respectively, of the Company's total operating revenues for the three months ended June 30, 1998 and 85.3%, 4.3% and 3.8%, respectively, for the six months ended June 30, 1998. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,500 buses and approximately 1,650 sales outlets.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the three and six months ended June 30, 1998 and 1997:

                                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                        1998             1997             1998            1997
                                                        ----             ----             ----            ----

Operating Revenues
  Transportation services
       Passenger services.....................           85.5%            84.9%            85.3%            85.0%
       Package express........................            4.2              4.5              4.3              4.5
  Food services and related...................            3.7              4.0              3.8              4.1
  Other operating revenues....................            6.6              6.6              6.6              6.4
                                                      -------          -------          -------          -------
           Total operating revenues...........          100.0            100.0            100.0            100.0
Operating Expenses
  Maintenance.................................            9.8             10.4             10.3             11.1
  Transportation..............................           24.3             26.1             24.9             26.1
  Agents' commissions and station costs.......           18.2             18.8             18.8             19.2
  Marketing, advertising and traffic..........            3.2              3.6              3.5              3.9
  Insurance and safety........................            6.1              5.8              6.2              5.9
  General and administrative..................           12.5             12.0             13.0             12.8
  Depreciation and amortization...............            4.5              4.1              4.6              4.4
  Operating taxes and licenses................            6.7              7.0              7.1              7.4
  Operating rents.............................            7.6              7.7              8.1              8.1
  Cost of goods sold - food services and
   related....................................            2.4              2.6              2.5              2.7
  Other operating expenses....................            0.2              0.4              0.4              0.4
                                                      -------          -------          -------          -------
           Total operating expenses...........           95.5             98.5             99.4            102.0
                                                       ------           ------           ------            -----
Operating Income (Loss).......................            4.5              1.5              0.6             (2.0)
Interest Expense..............................            3.5              3.6              3.5              4.1
                                                      -------          -------          -------          -------
Income (Loss) Before Income Taxes.............            1.0             (2.1)            (2.9)            (6.1)
Income Tax Provision (Benefit)                            0.1              0.0             (0.2)             0.0
                                                      -------          -------         ---------         -------
Net Income (Loss) Before Extraordinary Item...            0.9             (2.1)            (2.7)            (6.1)
Extraordinary Item............................            0.0             14.0              0.0              7.4
                                                      -------           ------          -------          -------
Net Income (Loss) Attributable to Common
Stockholders Before Preferred Dividends.......            0.9            (16.1)            (2.7)           (13.5)
Preferred Dividends...........................            0.6              0.6              0.6              0.3
                                                      -------          -------          -------           ------
Net Income (Loss) Attributable to Common
Stockholders..................................            0.3            (16.7)            (3.3)           (13.8)
                                                      =======            =====          =======            =====

The following table sets forth certain consolidated operating data for the Company for the three and six months ended June 30, 1998 and 1997. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                           THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                 JUNE 30,            PERCENTAGE            JUNE 30,            PERCENTAGE
                                           1998           1997         CHANGE         1998          1997         CHANGE
                                           ----           ----         ------         ----          ----         ------

Regular Service Miles (000's) .....         78,178         68,076        14.8         147,236        130,759       12.6
Total Bus Miles (000's) ...........         80,581         70,179        14.8         151,748        134,119       13.1
Passenger Miles (000's) ...........      2,003,082      1,684,266        18.9       3,694,981      3,218,090       14.8
Passengers Carried (000's) ........          5,607          4,585        22.3          10,582          8,911       18.8
Average Trip Length (passenger
   miles/ passengers carried) .....            357            367        (2.7)            349            361       (3.3)
Load (avg. number of passengers per
   regular service mile) ..........           25.6           24.7         3.6            25.1           24.6        2.0
Load Factor (% of available seats
   filled) ........................           54.5           52.8         3.2            53.5           52.5        1.9
Yield (regular route
   revenue/passenger miles) .......    $    0.0902    $    0.0915        (1.4)    $    0.0905     $   0.0906       (0.1)
Total Revenue Per Total Bus Mile ..           2.31           2.26         2.2            2.27           2.23        1.8
Operating Income (Loss) Per Total
   Bus Mile .......................           0.12           0.04       200.0            0.02         (0.05)        n/m
Cost Per Total Bus Mile:
   Maintenance ....................    $     0.256    $     0.270        (5.2)    $     0.267     $    0.282       (5.3)
   Transportation .................          0.637          0.674        (5.5)          0.642          0.667       (3.7)

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 RESULTS OF OPERATIONS

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

Operating Revenues. Total operating revenues increased $29.7 million (up 16.4%) for the quarter and $49.3 million (up 14.4%) for the six months ended June 30, 1998, compared to the same period in 1997. Increases in all operating revenue categories were achieved for both the quarter and year to date periods.

Transportation services revenues increased $27.2 million (up 16.8%) and $44.2 million (up 14.4%) for the three and six months ended June 30, 1998 compared to 1997. The increased revenues are primarily due to a $26.5 million (up 17.2%) and $42.9 million (up 14.7%) increase in regular route revenues for the three and six months ended June 30, 1998 (including $9.3 million and $16.1 million related to the acquisitions). Package express revenues accounted for the remaining increase in transportation services with increases of $0.7 million (up 8.2%) and $1.3 million (up 8.4%) for the three and six months ended June 30, 1998. The increases in regular route revenues reflect the consolidated impact of a 22.3% and 18.8% increase in the number of passengers carried, for the three and six months, partially offset by a 1.4% and 0.1% decrease in yield and a 2.7% and 3.3% decrease in average trip length for the three and six months ended June 30, 1998. The decrease in yield and average trip length in the Company's consolidated operating statistics, as compared to the prior year, reflect the impact of the acquisitions who carry passengers traveling on much shorter trip lengths at lower yields.

Excluding the impact of the acquisitions, the Company realized an 11.2% and a 9.2% increase in regular route revenues and a 14.3% and 10.6% increase in passenger miles for the three and six months ended June 30, 1998. This growth reflected a 6.8% and a 4.8% increase in passengers carried and a 6.9% and 5.3% increase in average trip length per passenger, slightly offset by decreases in yield of 2.7% and 1.2% for the three and six months ended June 30, 1998. The longer trip lengths and slightly lower yield reflects significant growth in long-haul traffic (passengers traveling more than 450 miles) as the Company promoted and priced this product for growth.

Food Services and related revenues increased $0.6 million (up 8.3%) and $1.0 million (up 7.0%) for the three and six months ended June 30, 1998 compared to 1997. Food Services and related revenues have been reclassified to include sales of retail products. Previously, sales of retail products were included in other operating revenues. Food Services and related revenues, as reclassified, increased over the prior year due primarily to the increase in passenger traffic discussed above. Food Services and related revenues decreased slightly as a percentage of total operating revenues for the three and six months ended June 30, 1998 compared to 1997.

Other operating revenues, consisting primarily of revenue from charter and other in-terminal sales and services, increased $1.9 million (up 15.8%) and $4.1 million (up 18.9%) for the three months and six months ended June 30, 1998, compared to the same period in 1997. The increase was primarily attributable to the $1.4 million (up 43.0%) and $2.7 million (up 53.5%) increase in charter service revenue for the three and six months ended June 30, 1998, as well as increases in revenues from other in-terminal services, reflecting the increase in passenger volume.

Operating Expenses. Total operating expenses increased $23.0 million (up 12.9%) and $40.0 million (up 11.4%) for the three and six months ended June 30, 1998, compared to the same period in 1997. The increase is due primarily to an increase in bus miles operated (14.8% and 13.1% for the three and six months ended June 30, 1998 compared to 1997), higher driver wages and training costs, increased terminal salaries, increased ticket and express commissions due to higher sales, and an increase in the number of buses operated under operating leases. Also, expenses attributable to the operations of the recent acquisitions were $8.5 million and $15.3 million for the three and six months ended June 30, 1998.

Maintenance costs increased $1.7 million (up 9.2%) and $2.7 million (up 7.2%) for the three and six months ended June 30, 1998, compared to the same period in 1997 due to increased bus miles and the inclusion of the acquisitions. Despite these increases, maintenance costs decreased on a cost per bus mile basis.

Transportation expenses increased $4.0 million (up 8.4%) and $7.9 million (up 8.9%) for the three and six months ended June 30, 1998, compared to the same period in 1997 due to increased bus miles operated, a contractual driver wage increase, training of additional drivers to prepare for anticipated growth, and the inclusion of the acquisitions. The increased expenses were partially offset by a decrease in the cost per gallon of diesel fuel for the first half of 1998 as compared to the same period in 1997. The average cost per gallon of fuel decreased to $0.55 and $0.56 per gallon for the three and six months ended June 30, 1998 compared to $0.66 and $0.69 per gallon during 1997. The lower fuel prices resulted in a reduction in fuel costs of $1.5 and $3.5 million for the three and six months ended June 30, 1998 compared to 1997. On a cost per bus mile basis, transportation expenses decreased slightly due primarily to the impact of the lower fuel prices partially offset by driver wage increases and higher training costs.

Agents' commissions and station costs increased $4.2 million (up 12.3%) and $7.7 million (up 11.7%) for the three and six months ended June 30, 1998, compared to the same period in 1997 primarily due to commissions associated with increased ticket and express sales, pay increases for terminal staff and the inclusion of the acquisitions.

Marketing, advertising and traffic expenses increased $0.4 million (up 5.9%) and $0.4 million (up 2.9%) for the three and six months ended June 30, 1998 primarily due to an increase in direct advertising partially offset bus wrap trade credits.

Insurance and safety costs increased $2.3 million (up 22.2%) and $4.2 million (up 20.8%) for the three and six months ended June 30, 1998, compared to the same period in 1997 due primarily to increased bus miles and the inclusion of the acquisitions.

General and administrative expenses increased $4.6 million (up 21.1%) and $7.2 million (up 16.5%) for the three and six months ended June 30, 1998 compared to the same period in 1997 due primarily to higher health and welfare expenses associated with the increase in drivers and terminal employee head-counts and the inclusion of the acquisitions.

Depreciation and amortization increased by $2.0 million (up 26.6%) and $2.9 million (up 19.2%) for the three and six months ended June 30, 1998, compared to the same period in 1997 due primarily to depreciation and goodwill amortization attributable to the acquisitions.

Operating taxes and licenses expense increased $1.4 million (up 10.7%) and $2.4 million (up 9.6%) for the three and six months ended June 30, 1998, compared to the same period in 1997. This increase results from higher payroll taxes due to increased salaries and head-counts related to higher business volume, as well as increased fuel and oil taxes resulting from an increase in total bus miles.

Operating rents increased $2.2 million (up 16.1%) and $4.1 million (up 14.8%) for the three and six months ended June 30, 1998, compared to the same period in 1997 due to an increase in fleet size as the Company financed most of its new buses near the end of 1997 under operating leases. The increase in bus operating leases reflects the Company's growth strategy to add resources to accommodate growth in the passenger business during the peak periods and generate additional charter revenues during the off-peak periods utilizing those added resources when available.

Food Services and related cost of goods sold increased $0.4 million (up 7.7%) and $0.7 million (up 7.0%) for the three and six months ended June 30, 1998, compared to the same periods in 1997, primarily due to the 8.3% and 7.0% increase in Food Services and related sales for the same period. Food Services and related cost of goods sold have been reclassified to include the costs associated with sales of retail products. Previously those costs were recorded in other operating expenses.

Interest expense increased $0.8 million (up 11.9%) and decreased $0.2 million (down 1.1%) for the three and six months ended June 30, 1998, compared to the same periods in 1997. The increase during the quarter reflects a higher average balance outstanding on the Revolving Credit Facility related primarily to the Company's purchase of buses for sale-leaseback and the acquisitions which were funded during the last half of 1997, partially offset by the lower interest rates negotiated under the Revolving Credit Facility. For the six months ended June 30, 1998, interest expense decreased primarily due to the lower interest rates on the Revolving Credit Facility, the lower effective interest rates associated with the 11 1/2% Senior Notes issued in April 1997 ("11 1/2% Senior Notes") compared to the 10% Senior Notes retired in May 1997, the termination of the interest rate swap agreements and the retirement of a bus obligation.

For the three months ended June 30, 1998, the Company recorded an income tax provision of $0.2 million bringing the year to date total net benefit to $0.9 million compared to an income tax provision of $0.1 million and $0.2 million for the three and six months ended June 30, 1997. An income tax benefit has been provided for the six months ended June 30, 1998 in accordance with the interim financial reporting guidelines of generally accepted accounting principles. The income tax benefit has been provided based upon the Company's 1998 estimated annual effective tax rate of 8.0%.

This benefit resulted in a corresponding increase in the deferred tax asset by $0.9 million. Since the Company believes that it is more likely than not that this increase in the deferred tax asset will be realized in the current year, no offsetting valuation allowance has been recorded. The Company did not provide an income tax benefit on the year to date loss through June of 1997 because the Company did not believe it was more likely than not that the loss would be offset by net income in that year, and an offsetting valuation allowance was recorded.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are working capital, capital expenditures, including bus acquisitions, debt service requirements, including the payment of principal and interest on borrowings under the Revolving Credit Facility and interest on the 11 1/2% Senior Notes, and dividends on the Preferred Stock. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet its liquidity needs for the foreseeable future.

Net cash used for operating activities decreased $14.3 million, or 48.0%, to $15.5 million in 1998 from $29.8 million in 1997. The decrease in cash used for operating activities is primarily due to the decreased net loss, adjusted for the prior year extraordinary item. Net cash used for investing activities increased $25.0 million, to $39.8 million in 1998 from $14.7 million in 1997, principally due to an $18.9 million increase in buses purchased for sale leaseback, and a $5.5 million increase in capital expenditures due mainly to the purchase of a bus terminal. Net cash provided by financing activities increased $10.8 million, or 24.0%, to $55.7 million in 1998 from $45.0 million in 1997. This increase can be attributed to increased bus purchases and other capital expenditures, partially offset by the reduced need to finance seasonal operating cash outflows.

As a part of its operating strategy, the Company anticipates continuing to make significant capital expenditures in connection with improvements to its infrastructure, including acquiring buses, making improvements to its terminals and maintaining and upgrading its computer systems. The Company believes that acquiring new buses and improving the Company's terminals and computer systems will permit the Company to continue to improve customer service, which the Company believes has contributed significantly to its improved operating results over the last three years. The Company accepted delivery of 89 new buses during the first quarter, 79 new buses in the second quarter and expects deliveries of 65 new buses for the remainder of the year. The first and second quarter deliveries were, and future deliveries will be, temporarily financed by the vendor or one of its affiliates and/or by the Revolving Credit Facility. The Company intends to seek permanent operating lease financing for a substantial portion of these buses prior to the end of the year.

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

The Company requires significant cash flows to meet its debt service and other continuing obligations. As of June 30, 1998, the Company had $274.5 million of long-term indebtedness outstanding, including $84.6 million of borrowings under the Revolving Credit Facility and $150.0 million of 11 1/2% Senior Notes. In addition, as of June 30, 1998, the Company had total availability of $46.5 million under the Revolving Credit Facility.

The Company is a party to a Revolving Credit Facility which was amended on April 20, 1998. The amended facility increased the borrowing availability from $125.0 million to $150.0 million. The amended Revolving Credit Facility consists of (i) a revolving facility providing for advances of up to $117.5 million based on the liquidation value of certain bus collateral, (ii) a revolving facility providing for advances of up to $2.5 million based on a formula of eligible accounts receivable and (iii) a real estate facility providing for borrowings of up to $35.0 million based on fair market value of certain core real property collateral (the "Real Estate Facility") with a maximum combined borrowing base of $150.0 million. The Revolving Credit Facility has two interest rate options, prime and LIBOR. As of July 31, 1998, the Company had borrowings under the Revolving Credit Facility bearing interest at LIBOR plus 2.00% and Prime plus 0.50% (weighted average of 7.7578%). Borrowings under the Revolving Credit Facility mature on May 21, 2002, although availability under the Real Estate Facility will be subject to yearly reductions commencing in November 1999. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company. The Revolving Credit Facility is subject to certain operating and financial covenants, including maintenance of a minimum consolidated net worth, ratio of total indebtedness to cash flow and ratio of cash flow to interest expense. In addition, non-bus capital expenditures are limited to $30.0 million annually with no spending limitations on bus purchases. As of June 30, 1998, the Company was in compliance with all such covenants.

The Company has entered into three advance purchase commitments for fuel. Under these agreements the Company agrees to take delivery of fuel at a specific location at a fixed price at a specific date in the future. The agreements have been entered into, with three suppliers, for approximately 23% of projected fuel needs through July 1999, at an average price per gallon of $0.55. Management believes that this strategy is a conservative method to hedge against fuel price fluctuations.

UNION NEGOTIATIONS

The Amalgamated Transit Union ("ATU") represents certain of the Company's employees including drivers, telephone information agents in the Omaha location, terminal workers in certain locations and about one-half of the Company's mechanics. The Company's largest ATU agreement, which covers approximately 4,500 drivers and 350 mechanics expires on January 31, 1999. In January 1998, the Company and the executive board of the National Local 1700 of the ATU reached a tentative agreement for a new labor contract. The agreement was submitted to the ATU membership for ratification and on March 14, 1998, the ATU membership rejected this agreement.

On July 22, 1998, the Company and the ATU's executive board reached a new tentative agreement for a labor contract. However, the contract must be ratified by the union members, for which voting is expected to be completed by September 1, 1998. If ratified, this contract would become effective October 1, 1998, and continue until January 31, 2004.

ACQUISITION

On February 9, 1998, the Company completed its acquisition of a 51% interest in Golden State, a Southern California bus carrier. This purchase was accounted for using the purchase method of accounting; accordingly, the acquired company's results of operations are included in the consolidated financials from the date of acquisition. The amount of the purchase price in excess of net assets has been recorded as goodwill and is being amortized over a 20 year period.

SUBSTANTIAL LEVERAGE

The Company has consolidated indebtedness that is substantial in relation to its stockholders' equity. As of June 30, 1998, the Company had outstanding consolidated long-term indebtedness (including current portions) of approximately $274.5 million and total stockholders' equity of approximately $168.9 million. The seasonal fluctuations in the Company's cash flows can be significant. The second quarter of each year typically represents the Company's greatest period of leverage. The first quarter and most of the second quarter are loss periods requiring the financing of substantial cash outflows for operations. However, the last half of the year (primarily the third quarter) provides substantial positive cash flows and, as a result, the Company is at its least leveraged point at year end.

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

SELF INSURANCE

The Company maintains cash deposits that secure insurance claims and bus leases, which as of June 30, 1998 aggregated approximately $77.5 million, including the following deposits. The Company maintains $15.0 million on deposit in a trust fund to support its self-insurance program pursuant to the U.S. Department of Transportation's ("DOT") approval of such program. Additionally, as of June 30, 1998, the Company had pledged $31.7 million in cash and $10.1 million in letters of credit to secure its other liability insurance obligations. Depending on the Company's future claims history and the policies of its insurance carriers, the amount of collateral that the Company is obligated to pledge to secure its liability insurance obligations may vary. As of June 30, 1998 the Company also has deposits of $23.2 million (at market value) pledged as collateral in connection with the sale and leaseback of 319 buses. Additionally, the Company has a deposit of $8.4 million (at market value) pledged as collateral in connection with a sale and leaseback agreement for 125 buses.

Insurance coverage and risk management expense are key components of the Company's cost structure. The DOT is currently studying whether to continue or modify the self-insurance program available to the motor carrier industry. The loss of self-insurance authority from the DOT or a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company's liquidity, financial condition, and results of operations.

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

COMPUTER SYSTEMS/YEAR 2000 READINESS

Many existing computer systems, communications equipment, control devices and software products, including several used by the Company, are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions related to the year 2000 and beyond, such as scheduling, dispatch, sales, purchasing, planning and financial systems may be materially adversely affected unless these systems are or become year 2000 compliant.

During the past three years, the Company has been replacing and enhancing its computer systems to gain operational efficiencies and through some of these efforts, year 2000 compliant applications or systems have been installed. In addition, management initiated an enterprise-wide program in 1997 to prepare the Company's computer systems and applications for the year 2000. The program consists of three main phases.

The first phase is an assessment of the Company's systems with respect to year 2000 compliance and the formulation of an action plan. During the assessment phase, the Company has been reviewing individual applications, as well as the entire hardware and network infrastructure which may support one or more specific applications. The assessment for many of the Company's mission critical systems is complete. The assessment will also include non-"information technology" (IT) systems, such as fax machines, time clocks and bus maintenance test equipment. A comprehensive review and inventory of non-IT, technology-enabled equipment and functions will be completed in the third quarter of 1998. This phase also involves an assessment of the readiness of third party vendors and suppliers. The Company has already issued year 2000 readiness questionnaires to some vendors and will continue this effort; however, responses to these inquiries has been limited. The assessment of the Company's IT and non-IT systems, and an action plan for remediation is expected to be complete by the end of the third quarter of 1998.

The second phase of the Company's program will be the implementation and testing of the remediations required, based upon the conclusions reached from the assessments completed during the first phase. The Company's IT environment is comprised of two distinct layers of technology: infrastructure and applications. The infrastructure layer contains the computer platforms and the telecommunications network. The application layer is the set of computer applications that run on the computers and exchange data across the network. Together, the two layers provide IT services to the enterprise. Because of the complexity of the relationships within and between the two layers, deliberate and methodical testing is required. During this second phase, the Company will perform a series of tests. Unit testing will confirm the readiness of the individual components of the infrastructure and of the applications for the year 2000. System testing ensures that a specific application is year 2000 compliant in conjunction with its supporting infrastructure. Finally, integration testing determines whether a set of applications and the infrastructure, when operated on a combined basis, deliver services that are year 2000 ready. As an example, the Company's dispatching and bus and driver planning application has been unit tested and is believed to be year 2000 ready. However, it has not been system tested to ensure accurate year 2000 date handling within the infrastructure, nor has it been integration tested across the enterprise. Such testing awaits the remediation of some infrastructure components which are not currently year 2000 compliant.

It may not be economically or technically feasible for the Company to fully test certain systems, and it is possible that not all IT and non-IT systems can be prepared for the year 2000. Therefore, the readiness plan will provide priority to those applications and infrastructures that provide mission critical functionality to the business and will identify contingency plans that need to be in place for functions which could be adversely impacted. The Company already has, as a matter of course, many contingency plans and processes to provide continuation of mission critical business functions in the event that systems become unavailable for any reason; including for example, system failures, power outages or phone network outages.

The third phase of the Company's plan is termed "clean management." This is a screening process whereby new software, hardware, or other date-dependent systems (e.g., security systems or phone systems) are verified to be year 2000 compliant before being introduced into the Company's systems.

It is difficult for the Company to estimate the costs incurred to date related specifically to remediating year 2000 issues since the Company has been replacing and enhancing its computer systems in the ordinary course of business. Estimated future costs of remediation are not currently known but the Company expects to have a cost estimate by the end of the third quarter of 1998 when the assessment phase of the Company's year 2000 readiness plan is completed.

The Company recognizes that the scope of effort to fully execute its year 2000 readiness plan is significant. The Company is utilizing internal resources and, where appropriate, external resources to provide the tools and resources to complete the plan. Despite these efforts there can be no assurance that the Company's systems will be timely remediated or that any such failure by the Company's vendors or suppliers to be year 2000 ready would not have an adverse effect on the Company's systems.

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

GOVERNMENT REGULATION

The Company is subject to regulation under the Americans with Disabilities Act (the "ADA"). Under proposed final regulations issued by DOT in March 1998, beginning with a proposed effective date of October 2000, all new buses received by the Company for its fixed route operations would have to be equipped with wheelchair lifts. Additionally, by October 2006, one-half of the Company's fleet involved in fixed route operations would be required to be lift-equipped, and by October 2012, such fleet would need to be entirely lift-equipped. The proposed regulations do not require the retrofitting of existing buses with lift equipment. Nor would the regulations require the purchase of accessible used buses. Moreover, beginning in 2002, until the fleet is fully equipped, the Company would be required to provide an accessible bus to any disabled passenger who provides at least 48 hours notice. For larger charter/tour operators, beginning in October 2002, ten percent of their fleet would need to be accessible. As well, charter/tour operators would be required to provide an accessible bus to any disabled passenger who provides at least 48 hours notice. If the proposed regulations become final, the Company currently estimates that a built-in lift device will add $20,000 to $40,000 to the cost of a new bus and that maintenance and employee training costs will increase. The Company does not expect such maintenance and training costs to be materially higher than the costs currently incurred in complying with the interim bus access regulations promulgated under the ADA. Passenger revenues could also be impacted by the loss of seating capacity when wheelchair passengers are on the bus, offset by potentially increased ridership by disabled persons. The Company, as well as the rest of the bus industry, have substantial concerns regarding the regulations as they have been proposed and have submitted comments responsive to the proposed regulations. The DOT has announced that it expects to finalize the regulations in September 1998.

LITIGATION

The Company is a party to various lawsuits the outcome of which, if adverse to the Company, could have a material adverse effect on the business, financial condition, results of operations and liquidity. See "Part II, Item 1-Legal Proceedings."

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August 1994 and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and Senior Notes against the Company and certain of its former officers and directors. The suits seek unspecified damages for securities law violations. In November 1994, a shareholder derivative lawsuit was filed against present directors and former officers and directors of the Company and the Company as a nominal defendant. In October 1996, a purported class action lawsuit was filed by a purported owner of the Company's Common Stock in the State Court of Texas. The parties have entered into settlement agreements, which are not yet final, to resolve the foregoing litigation. In addition, in January 1995 the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain other parties. See Note 5 to the Interim Consolidated Financial Statements for the period ended June 30, 1998, included elsewhere in this filing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ELECTIONS OF DIRECTORS

On May 15, 1998, at the Company's annual stockholders' meeting, Messrs. Thomas
G. Plaskett, Craig R. Lentzsch and Frank L. Nageotte were each elected to serve as Class I directors for three-year terms. In each case, the election was determined by a plurality vote. Total stockholder votes for and withheld on the election of Mr. Plaskett were 56,967,142 and 663,536, respectively. Total stockholder votes for and withheld on the election of Mr. Lentzsch were 56,993,187 and 637,491, respectively. Total stockholder votes for and withheld on the election of Mr. Nageotte were 56,950,080 and 680,598, respectively. Dr. Alfred E. Osborne, Jr., Mr. Stephen M. Peck and Mr. Ernest P. Werlin continue to serve as Class II directors until their terms expire in 1999. Mr. Richard J. Caley, Ms. Linda Chavez and Mr. A. A. Meitz continue to serve as Class III directors until their terms expire in 2000.

APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors appointed Arthur Anderson LLP as independent public accountants to examine the Company's financial statements for the fiscal year ending December 31, 1998, effective upon ratification by the stockholders of such appointment. Although stockholder ratification is not required for the selection of Arthur Andersen LLP, since the Board of Directors has the responsibility for the selection of the Company's independent auditors and such ratification will not obligate the Company to continue the services of such firm, the Board of Directors submitted the selection for ratification by Company stockholders. On May 15, 1998, at the Company's annual stockholders' meeting, the appointment of Arthur Andersen LLP to serve as independent public accountants was ratified by a majority vote of the stockholders present or represented at the meeting and entitled to vote. Total votes for, against and abstentions were 56,932,818 and 232,729 and 465,131, respectively.

APPROVAL OF GREYHOUND LINES, INC. 1998 DIRECTORS' STOCK INCENTIVE PLAN

On May 15, 1998, at the Company's annual stockholders' meeting, the Greyhound Lines, Inc. 1998 Directors' Stock Incentive Plan was approved by a majority vote of the stockholders present or represented at the meeting and entitled to vote. Total votes for, against and abstentions were 55,585,755 and 1,709,102 and 335,821, respectively.

STOCKHOLDER PROPOSAL TO ELECT THE ENTIRE BOARD OF DIRECTORS EVERY YEAR

On May 15, 1998, at the Company's annual stockholders' meeting, a stockholder proposal to elect the entire Board of Directors every year was defeated by a majority vote of the stockholders present or represented at the meeting and entitled to vote. Total votes for, against and abstentions were 11,082,934 and 19,731,352 and 712,460, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


27    -  Financial Data Schedule as of and for the three months and six months ended June 30, 1998.(1)


--------------

 (1) Filed only in EDGAR format with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(b)  REPORTS ON FORM 8-K

      During the quarter ended June 30, 1998, the Company did not file any current reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August  12, 1998




                                       GREYHOUND LINES, INC.

                                       By: /s/ T. Scott Kirksey
                                           ------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                           (Duly Authorized Officer
                                           and Chief Accounting Officer)

                                       ATLANTIC GREYHOUND LINES OF
                                       VIRGINIA, INC.

                                       By: /s/ T. Scott Kirksey
                                           ------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                       FCA INSURANCE LIMITED

                                       By: /s/ T. Scott Kirksey
                                           ------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                       GLI HOLDING COMPANY

                                       By: /s/ T. Scott Kirksey
                                           ------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                       GREYHOUND de MEXICO S.A. de
                                       C.V.

                                       By: /s/ T. Scott Kirksey
                                           ------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                       GRUPO CENTRO, INC.

                                       By: /s/ T. Scott Kirksey
                                           ------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                       LOS BUENOS LEASING CO., INC.

                                       By: /s/ T. Scott Kirksey
                                           ------------------------------------
                                           T. Scott Kirksey
                                           Chief Financial Officer and Secretary

                                       SISTEMA INTERNACIONAL de
                                       TRANSPORTE de AUTOBUSES, INC.

                                       By: /s/ T. Scott Kirksey
                                           ------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                       TEXAS, NEW MEXICO & OKLAHOMA
                                       COACHES, INC.

                                       By: /s/ T. Scott Kirksey
                                           ------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                       T.N.M. & O. TOURS, INC.

                                       By: /s/ T. Scott Kirksey
                                           ------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                                       VERMONT TRANSIT CO., INC.

                                       By: /s/ T. Scott Kirksey
                                           ------------------------------------
                                           T. Scott Kirksey
                                           Chief Accounting Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

  27                       Financial Data Schedule