Form 10-Q
period 1998-09-30
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; FCA INSURANCE LTD; GREYHOUND DE MEXICO SA DE CV; GRUPO CENTRO INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC
filed 1998-11-12
CIK 813040, 813041, 1041393, 1041395, 1041396, 1041397, 1041398, 1041400, 1041401, 1041402

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period ___ from ___ to

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
                    YES  X                                NO
                        ---                                  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS OF COMMON STOCK             OUTSTANDING AT NOVEMBER 6, 1998
        ---------------------            --------------------------------
           $.01 PAR VALUE                       60,128,175  SHARES

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
106 Main Street
Burlington, Vermont 05401
(802) 862-9671

As of September 30, 1998, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); FCA Insurance Limited had 120,000 shares of common stock outstanding (at a par value of $1.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Grupo Centro, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Los Buenos Leasing Co., Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements:
                    Interim Consolidated Statements of Financial Position as of
                      September 30, 1998 (Unaudited) and December 31, 1997.........................       5
                    Interim Consolidated Statements of Operations for the
                      Three and Nine Months Ended September 30, 1998 and 1997 (Unaudited)..........       6
                    Condensed Interim Consolidated Statements of Cash Flows for the
                      Nine Months Ended September 30, 1998 and 1997 (Unaudited)....................       7
                    Notes to Interim Consolidated Financial Statements (Unaudited).................       8

  Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations......................................................      15


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.......................................................................      24

  Item 6.  Exhibits and Reports on Form 8-K........................................................      25


SIGNATURES ........................................................................................      26

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                                       1998           1997
                                                                                     ---------      ---------
                                                                                    (UNAUDITED)
Current Assets
    Cash and cash equivalents .................................................     $   2,927      $   2,052
    Accounts receivable, less allowance for doubtful accounts
       of $223 and $268 .......................................................        47,638         35,364
    Inventories ...............................................................         5,238          4,658
    Prepaid expenses ..........................................................         6,161          4,949
    Assets held for sale ......................................................         3,734          3,889
    Buses held for sale and leaseback .........................................        40,976             --
    Current portion of deferred tax asset .....................................        17,435             --
    Other current assets ......................................................        10,473          9,694
                                                                                    ---------      ---------
       Total current assets ...................................................       134,582         60,606

Prepaid Pension Plans .........................................................        25,378         25,378
Property, Plant and Equipment, net of accumulated depreciation
    of $144,426 and $124,374 ..................................................       338,541        341,292
Investments in Unconsolidated Affiliates ......................................         5,716          6,076
Deferred Tax Asset ............................................................        10,509             --
Insurance and Security Deposits ...............................................        73,115         72,693
Goodwill, net of accumulated amortization of $1,641 and $499 ..................        40,467         30,215
Intangible Assets, net of accumulated amortization of $26,029 and $22,188 .....        30,713         30,333
                                                                                    ---------      ---------
       Total assets ...........................................................     $ 659,021      $ 566,593
                                                                                    =========      =========

Current Liabilities
    Accounts payable ..........................................................     $  25,577      $  32,731
    Accrued liabilities .......................................................        62,498         62,237
    Unredeemed tickets ........................................................         8,635         10,325
    Current portion of reserve for injuries and damages .......................        21,374         21,374
    Current maturities of long-term debt ......................................         5,891          4,469
                                                                                    ---------      ---------
       Total current liabilities ..............................................       123,975        131,136
Reserve for Injuries and Damages ..............................................        40,651         36,591
Long-Term Debt ................................................................       257,157        207,953
Other Liabilities .............................................................        23,796         11,314
                                                                                    ---------      ---------
       Total liabilities ......................................................       445,579        386,994

Commitments and Contingencies (Note 6)
Stockholders' Equity
    Preferred stock (10,000,000 shares authorized; par value $.01) 8 1/2%
       Convertible Exchangeable Preferred Stock (2,760,000 shares authorized and 2,400,000 shares issued as of  September 30, 1998 and
           December 31, 1997; aggregate liquidation preference $60,000) .......        60,000         60,000
       Series A junior preferred stock (1,500,000 shares authorized as of
           September 30, 1998 and December 31, 1997; none issued) .............            --             --
    Common stock (100,000,000 shares authorized; par value $.01; 60,246,842 and 59,437,514 shares issued as of September 30, 1998 and December 31,
       1997 respectively) .....................................................           603            594
    Capital in excess of par value ............................................       235,949        229,365
    Retained deficit ..........................................................       (74,559)      (101,809)
    Less:  Unfunded accumulated pension obligation ............................        (7,513)        (7,513)
    Less: Treasury stock, at cost (109,192 shares) ............................        (1,038)        (1,038)
                                                                                    ---------      ---------
       Total stockholders' equity .............................................       213,442        179,599
                                                                                    ---------      ---------
           Total liabilities and stockholders' equity .........................     $ 659,021      $ 566,593
                                                                                    =========      =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                                         1998           1997          1998           1997
                                                                      ---------      ---------     ---------      ---------
                                                                             (UNAUDITED)                 (UNAUDITED)

OPERATING REVENUES
   Transportation Services
       Passenger services .......................................     $ 213,214      $ 196,737     $ 547,484      $ 488,138
       Package express ..........................................         8,702         11,412        25,491         26,895
   Food services and related ....................................         8,921          8,370        23,747         22,292
   Other operating revenues .....................................        13,297         12,005        39,379         33,877
                                                                      ---------      ---------     ---------      ---------
           Total operating revenues .............................       244,134        228,524       636,101        571,202
                                                                      ---------      ---------     ---------      ---------

OPERATING EXPENSES
   Maintenance ..................................................        21,849         20,175        62,384         57,994
   Transportation ...............................................        53,914         50,577       151,339        140,059
   Agents' commissions and station costs ........................        41,813         38,832       115,366        104,672
   Marketing, advertising and traffic ...........................         6,277          6,684        20,182         20,202
   Insurance and safety .........................................        13,147         12,327        37,589         32,566
   General and administrative ...................................        26,633         24,766        77,594         68,520
   Depreciation and amortization ................................         8,888          7,941        26,730         22,908
   Operating taxes and licenses .................................        15,022         13,673        42,688         38,922
   Operating rents ..............................................        16,988         15,950        48,886         43,735
   Cost of goods sold - food services and related ...............         5,637          5,382        15,543         14,637
   Other operating expenses .....................................         1,316            728         2,605          2,237
                                                                      ---------      ---------     ---------      ---------
           Total operating expense ..............................       211,484        197,035       600,906        546,452
                                                                      ---------      ---------     ---------      ---------

OPERATING INCOME ................................................        32,650         31,489        35,195         24,750
Interest Expense ................................................         7,263          6,618        21,222         20,730
                                                                      ---------      ---------     ---------      ---------
INCOME BEFORE INCOME TAXES ......................................        25,387         24,871        13,973          4,020
Income Tax Provision (Benefit) ..................................       (16,250)            83       (17,167)           248
                                                                      ---------      ---------     ---------      ---------
NET INCOME BEFORE EXTRAORDINARY ITEM ............................        41,637         24,788        31,140          3,772
Extraordinary Item ..............................................            --             --            --         25,323
                                                                      ---------      ---------     ---------      ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS BEFORE PREFERRED DIVIDENDS ........................        41,637         24,788        31,140        (21,551)
Preferred Dividends .............................................         1,296          1,275         3,888          2,338
                                                                      ---------      ---------     ---------      ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS ...................................................     $  40,341      $  23,513     $  27,252      $ (23,889)
                                                                      =========      =========     =========      =========

Net Income (Loss) Per Share of Common Stock:
   Basic
       Net Income Attributable to Common Stock-
           holders Before Extraordinary Item ....................     $    0.67      $    0.40     $    0.46      $    0.02
       Extraordinary Item .......................................            --             --            --          (0.43)
                                                                      ---------      ---------     ---------      ---------
       Net Income (Loss) Attributable to Common
           Stockholders .........................................     $    0.67      $    0.40     $    0.46      $   (0.41)
                                                                      =========      =========     =========      =========

   Diluted
       Net Income Attributable to Common Stock-
           holders Before Extraordinary Item ....................     $    0.55      $    0.34     $    0.42      $    0.02
       Extraordinary Item .......................................            --             --            --          (0.43)
                                                                      ---------      ---------     ---------      ---------
       Net Income (Loss) Attributable to Common
           Stockholders .........................................     $    0.55      $    0.34     $    0.42      $   (0.41)
                                                                      =========      =========     =========      =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                             1998           1997
                                                                                          ---------      ---------
                                                                                                (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ................................................................     $  31,140      $ (21,551)
   Extraordinary Items ..............................................................            --         25,323
   Non-cash expenses and gains included in net loss .................................         2,338         24,456
   Net change in certain operating assets and liabilities ...........................       (16,165)       (18,095)
                                                                                          ---------      ---------
       Net cash provided by operating activities ....................................        17,313         10,133
                                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .............................................................       (17,627)       (31,540)
   Buses purchased for sale and leaseback ...........................................       (40,976)       (10,759)
   Proceeds from assets sold ........................................................         1,133          5,693
   Payments for business acquisitions, net of cash acquired .........................        (2,523)       (40,070)
   Other investing activities .......................................................           357         (1,654)
                                                                                          ---------      ---------
       Net cash used for investing activities .......................................       (59,636)       (78,330)
                                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on debt and capital lease obligations ...................................        (4,330)       (16,319)
   Proceeds from issuance of 11 1/2% Senior Notes and
     8 1/2% Convertible Exchangeable Preferred Stock ................................            --        203,205
   Redemption of 10% Senior Notes ...................................................            --       (161,022)
   Proceeds from exercise of options ................................................         2,595            839
   Payment of quarterly preferred dividends .........................................        (3,888)        (1,488)
   Retirement of interest rate swap .................................................            --         (3,010)
   Net change in revolving credit facility ..........................................        48,821         46,946
                                                                                          ---------      ---------
       Net cash provided by financing activities ....................................        43,198         69,151
                                                                                          ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................................           875            954
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................................         2,052            898
                                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................................     $   2,927      $   1,852
                                                                                          =========      =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended September 30, 1998 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1997.

2.  SIGNIFICANT ACCOUNTING POLICIES

Certain Reclassifications

Certain reclassifications have been made to the prior period statements to conform them to the September 30, 1998 and December 31, 1997 classifications.

Earnings/Loss Per Share

Basic earnings (loss) per common share is calculated by dividing net income
(loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock"). The calculation of diluted earnings (loss) per share of Common Stock considers the effect of Common Stock equivalents outstanding during the period, the conversion of the Company's 8 1/2% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") and 8 1/2% Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. For the three months ended September 30, 1998, and September 30, 1997, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures and Preferred Stock is dilutive and thus included in the final determination for the weighted average shares outstanding. For the nine months ended September 30, 1998, the assumed exercise of outstanding in-the-money stock options and conversion of Preferred Stock are dilutive and thus are included in the final determination for the weighted average shares outstanding. For the nine months ended September 30, 1997, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures and Preferred Stock have an anti-dilutive effect and thus are excluded from the final determination of the weighted average shares outstanding.

The earnings per share calculation reflects earnings (loss) attributable to common stockholders after payment of preferred dividends. The following tables detail the components utilized to calculate earnings per share for the three and nine months ended September 30, 1998 and 1997.

                                                           THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                           -------------------------------------
                                                                                           PER-SHARE
                                                        NET INCOME         SHARES           AMOUNT
                                                        ----------         ------          ---------
     BASIC EARNINGS PER SHARE
       Net Income attributable to common
         stockholders ............................     $ 40,341,000       60,124,416     $       0.67
                                                       ============       ==========     ============

     Common Stock Equivalents (Options) ..........               --        2,456,870
     8 1/2% Convertible Debentures ...............          208,000          792,242
     8 1/2% Convertible Exchangeable
                        Preferred Stock ..........        1,296,000       12,307,692

     DILUTED EARNINGS PER SHARE
       Net Income attributable to common
         stockholders ............................     $ 41,845,000       75,681,220     $       0.55
                                                       ============       ==========     ============


                                                            NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                            ------------------------------------
                                                                                            PER-SHARE
                                                        NET INCOME          SHARES           AMOUNT
                                                        ----------          ------          ---------
     BASIC EARNINGS PER SHARE
       Net Income attributable to common
         stockholders ............................     $ 27,252,000        59,822,905     $       0.46
                                                       ============        ==========     ============

     Common Stock Equivalents (Options) ..........               --         2,610,993
     8 1/2% Convertible Debentures ...............               --                --
     8 1/2% Convertible Exchangeable
                        Preferred Stock ..........        3,888,000        12,307,692

     DILUTED EARNINGS PER SHARE
       Net Income attributable to common
         stockholders ............................     $ 31,140,000        74,741,590     $       0.42
                                                       ============        ==========     ============



                                                           THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                           -------------------------------------
                                                                                           PER-SHARE
                                                        NET INCOME         SHARES           AMOUNT
                                                        ----------         ------          ---------
     BASIC EARNINGS PER SHARE
       Net Income (Loss) attributable to
         common stockholders .....................     $ 23,513,000       59,268,776     $       0.40
                                                       ============       ==========     ============

     Common Stock Equivalents (Options) ..........               --        1,592,765
     8 1/2% Convertible Debentures ...............          208,000          792,242
     8 1/2% Convertible Exchangeable
                        Preferred Stock ..........        1,275,000       12,307,692

     DILUTED EARNINGS PER SHARE
       Net Income (Loss) attributable to
         common stockholders .....................     $ 24,996,000       73,961,475     $       0.34
                                                       ============       ==========     ============



                                                            NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                            ------------------------------------
                                                                                            PER-SHARE
                                                        NET  LOSS           SHARES           AMOUNT
                                                        ----------          ------          ---------
     BASIC EARNINGS PER SHARE
       Net Income (Loss) attributable to
         common stockholders .....................     $(23,889,000)       58,844,971     $      (0.41)
                                                       ============        ==========     ============

     Common Stock Equivalents (Options) ..........               --                --
     8 1/2% Convertible Debentures ...............               --                --
     8 1/2% Convertible Exchangeable
                        Preferred Stock ..........               --                --

     DILUTED EARNINGS PER SHARE
       Net Income (Loss) attributable to
         common stockholders .....................     $(23,889,000)       58,844,971     $      (0.41)
                                                       ============        ==========     ============

Accounting Changes

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. For the nine months ended September 30, 1998, the Company had no non-owner changes in equity.

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

3.  ACQUISITION

On February 9, 1998, the Company completed its acquisition of a 51% interest in Gonzalez, Inc., d/b/a Golden State Transportation ("Golden State"), a Southern California bus carrier. This purchase was accounted for using the purchase method of accounting. Accordingly, the acquired company's results of operations are included in the consolidated financial statements from the date of acquisition. The amount of the purchase price in excess of net assets has been recorded as goodwill and is being amortized over a 20-year period.

4.  INCOME TAXES

Income Tax Provision

The income tax provision (benefit) consisted of the following (in thousands):

                                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                               ------------------          -----------------
                                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                                                 -------------               -------------
                                                                             1998          1997         1998          1997
                                                                           --------      --------     --------      --------
       Current
         Federal .....................................................     $  6,218      $     --     $  6,218            --
         State .......................................................          323            83          562           248
                                                                           --------      --------     --------      --------
            Total Current ............................................        6,541            83        6,780           248

       Deferred
         Federal .....................................................      (21,244)           --      (21,832)           --
         State .......................................................       (1,547)           --       (2,115)           --
                                                                           --------      --------     --------      --------
            Total Deferred ...........................................      (22,791)           --      (23,947)           --
                                                                           --------      --------     --------      --------
            Income Tax provision (benefit) ...........................     $(16,250)     $     83     $(17,167)         $248
                                                                           ========      ========     ========      ========


Effective Tax Rate

The differences, expressed as a percentage of income before taxes, between the statutory and effective federal income tax rates for the years ended December 31, 1998 and 1997 are as follows (1998 amounts are projected):


                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                                    ------------
                                                                 1998          1997
                                                                ------        ------
       Statutory tax rate..................................       35.0%         34.0%
       State income taxes..................................       (6.9)          6.1
       Recognition of previously unrecognized deferred
        tax assets.........................................     (119.9)        (31.0)
       Other...............................................        5.7           2.0
                                                                ------        ------
         Effective tax rate                                      (86.1)%        11.1%
                                                                ======        ======

For the three months ended September 30, 1998, the Company recorded a net income tax benefit of $16.3 million. During the third quarter, the Company recognized deferred tax assets primarily related to net operating losses from prior years expected to be realized in future years. These tax assets had been previously reserved; however, as a result of the Company's continued trend of earnings improvement and current and future expected positive earnings, as well as, the successful negotiation of the new union agreement, the reserve was reduced by $27.7 million. This reduction resulted in a deferred tax benefit related to future periods of $24.5 million and a $3.2 million increase in capital in excess of par value for amounts related to tax assets generated prior to the fresh start date of October 31, 1991. The deferred tax benefit related to future periods was offset by $1.7 million of deferred tax expense related to tax assets realized in the third quarter. This includes a $0.8 million increase in capital in excess of par value for amounts related to tax assets generated prior to the fresh start date of October 31, 1991. The Company reported current tax expense of $6.5 million in the third quarter of 1998. This amount consists of approximately $6.0 million for identified tax exposures, $0.2 million for federal alternative minimum tax and $0.3 million for state income tax.

5.  PROPOSED MERGER

On October 16, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Laidlaw Inc. ("Laidlaw") and Laidlaw Transit Acquisition Corp., a wholly owned subsidiary of Laidlaw ("Laidlaw Transit"), pursuant to which Laidlaw Transit will merge with and into the Company (the "Merger"), with the Company as the surviving corporation. On November 5, 1998, the Company, Laidlaw and Laidlaw Transit entered into an agreement modifying the Merger Agreement (the "Restated Merger Agreement").

In the Merger, each outstanding share of the Company's Common Stock will be converted into the right to receive $6.50 (the "Merger Consideration"). The Merger Consideration will be payable in cash, provided that Laidlaw has the option to satisfy up to $4.00 of the Merger Consideration with shares of Laidlaw common shares valued as the weighted average market price for Laidlaw common shares for the five trading days immediately preceding the fifth trading day prior to the date of the Company's special stockholders meeting to be held to consider the Merger. Laidlaw is required to exercise its option at least five trading days before the Company's stockholder meeting.

The Restated Merger Agreement provides that the shares of the Company's Preferred Stock will remain outstanding after the Merger. Under the terms of the Preferred Stock, after the Merger, the Preferred Stock will be convertible into the same Merger Consideration that is paid to holders of Common Stock in the Merger (i.e., cash or a combination of cash and Laidlaw common shares) multiplied by the conversion ratio set forth in the terms of the Preferred Stock. Each Preferred Stock is currently convertible into approximately 5.128 shares of the Company's Common Stock.

Laidlaw will not issue its common shares to any former stockholder of the Company if such holder would receive less than 100 Laidlaw common shares as a result of the Merger. In lieu of receiving Laidlaw common shares, these holders would receive an amount in cash based upon the price received for such shares, which shall be sold as promptly as practicable following the Merger.

The obligations of the parties to consummate the Merger are conditioned upon, among other things, approval of the Restated Merger Agreement by the holders of a majority of the outstanding Common Stock and Preferred Stock (voting together as one class) and other customary closing conditions.

The Company has obtained copies of two complaints filed in Delaware Chancery Court purportedly filed by certain individual stockholders of the Company on behalf of themselves and all other stockholders of the Company. The Company and its directors were served with one of these complaints on October 28, 1998. The complaints name the Company, each of its directors and Laidlaw as defendants. In the complaints, the plaintiffs allege, among other things, that (i) the provisions of the Merger Agreement permitting Laidlaw to make the election to pay a portion of the Merger Consideration in Laidlaw common shares five trading days prior to the special meeting violates Delaware law, (ii) the defendant directors breached their fiduciary duties in approving the Merger, and (iii) Laidlaw aided and abetted the Company's directors' breach of their fiduciary duties. The plaintiffs purport to seek orders enjoining the consummation of the Merger (or the recission of the transaction if the Merger is completed), damages, costs, including attorneys' and experts' fees, and other relief. The absence of an injunction, among other things, is a condition to the Company's and Laidlaw's obligation to complete the Merger. The Company intends to defend these suits vigorously.

6.  COMMITMENTS AND CONTINGENCIES

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

On June 22, 1998, the parties to the State Court Action entered into a Stipulation and Agreement of Compromise and Settlement (the "Stipulation"). Pursuant to the Stipulation, persons who purchased Common Stock on or in connection with a stock offering made by the Company on May 4, 1993 and who continued to hold the Common Stock through September 22, 1993, will be entitled to share, on a claims-made basis, in a settlement fund of up to $3.0 million plus interest, less attorneys' fees and costs. On June 22, 1998, the Court preliminarily approved the Stipulation, conditionally certified the plaintiff class for purposes of settlement and directed plaintiffs' counsel to provide notice to the class of the terms of the settlement. On November 2, 1998, the Court approved the Stipulation but continued, until January 25, 1999, final approval of the plaintiff attorneys' fees.

Effective June 22, 1998, the parties to the Delaware Action entered into a settlement stipulation whereby the derivative claims would be dismissed in return for the payment of $50,000 in attorneys' fees for the plaintiff. To facilitate a global settlement of the Federal Court Action, the State Court Action and the Delaware Action, on May 20, 1998, plaintiff re-filed the derivative action in the same court in which the State Court Action is pending. This case is captioned Harvey R. Rice v. Frank J. Schmieder, J. Michael Doyle, Charles A. Lynch, Richard J. Caley, Thomas F. Meagher, Thomas G. Plaskett, Kenneth R. Norton, Robert B. Gill, Alfred E. Osborne, Jr., J. Patrick Foley and Charles J. Lee, Civil Action No. DV 98-03990-C (the "Texas Derivative Action"). On August 6, 1998, the Court preliminarily approved the settlement and directed plaintiffs' counsel to notify shareholders of the terms of the settlement. On November 2, 1998 the Court gave its final approval of this settlement. To be consummated, all of the foregoing litigation must be resolved or dismissed and the settlements must become final.

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

ENVIRONMENTAL MATTERS

The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 49 locations have been identified as remaining sites requiring potential clean-up and/or remediation as of September 30, 1998. The Company has estimated the clean-up and/or remediation costs of these sites to be $3.8 million, of which approximately $0.4 million is indemnifiable by Viad Corp ("Viad"). As a result the Company has recorded a total environmental reserve of $3.1 million at September 30, 1998, a portion of which has also been recorded as a receivable from Viad for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%.

The Company has potential liability with respect to two locations which the Environmental Protection Agency ("EPA") has designated Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. Additionally, there are 12 Superfund sites that Viad had initially assumed responsibility and liability for addressing under the indemnity provisions of the 1987 acquisition agreement, as amended in 1991. All of these locations involve alleged disposal of hazardous wastes occurring years prior to the Company's corporate existence. In late 1997, Viad notified the Company, and asserted that the Company was responsible for any liabilities at such sites. The Company is contesting Viad's assertions and believes that the acquisition agreement, as amended, requires Viad to bear these liabilities. Viad had previously acknowledged in writing to the Company its responsibility for certain of the sites; in some cases, Viad has been managing the liability since mid-1991. Since mid-1998, Viad has notified the Company of two additional sites at which Viad believes the Company is responsible for the liabilities. Viad has advised the Company that, to date, it has incurred approximately $0.2 million in clean-up costs at these sites. Based on a preliminary assessment by the Company, the on-going or future potential liabilities at these 14 sites could range from $1.5 to $2.5 million. As of the date of this filing, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 87.3%, 3.6% and 3.7%, respectively, of the Company's total operating revenues for the three months ended September 30, 1998 and 86.1%, 4.0% and 3.7%, respectively, for the nine months ended September 30, 1998. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,500 buses and approximately 1,650 sales outlets.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the three and nine months ended September 30, 1998 and 1997:

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                         1998             1997             1998            1997
                                                        -----            -----            -----            -----
Operating Revenues
  Transportation services
       Passenger services.....................           87.3%            86.1%            86.1%            85.5%
       Package express........................            3.6              5.0              4.0              4.7
  Food services and related...................            3.7              3.7              3.7              3.9
  Other operating revenues....................            5.4              5.2              6.2              5.9
                                                        -----            -----            -----            -----
           Total operating revenues...........          100.0            100.0            100.0            100.0
Operating Expenses
  Maintenance.................................            8.9              8.8              9.8             10.2
  Transportation..............................           22.1             22.1             23.8             24.5
  Agents' commissions and station costs.......           17.1             17.0             18.1             18.3
  Marketing, advertising and traffic..........            2.6              2.9              3.2              3.5
  Insurance and safety........................            5.4              5.4              5.9              5.7
  General and administrative..................           10.9             10.8             12.2             12.0
  Depreciation and amortization...............            3.6              3.5              4.2              4.0
  Operating taxes and licenses................            6.2              6.0              6.7              6.8
  Operating rents.............................            7.0              7.0              7.7              7.7
  Cost of goods sold - food services and related          2.3              2.4              2.4              2.6
  Other operating expenses....................            0.5              0.3              0.5              0.4
                                                        -----            -----            -----            -----
           Total operating expenses...........           86.6             86.2             94.5             95.7
                                                        -----            -----            -----            -----
Operating Income..............................           13.4             13.8              5.5              4.3
Interest Expense..............................            3.0              2.9              3.3              3.6
                                                        -----            -----            -----            -----
Income Before Income Taxes....................           10.4             10.9              2.2              0.7
Income Tax Provision (Benefit) ...............           (6.7)             0.0             (2.7)             0.0
                                                        -----            -----            -----            -----
Net Income Before Extraordinary Item..........           17.1             10.9              4.9              0.7
Extraordinary Item............................            0.0              0.0              0.0              4.4
                                                        -----            -----            -----            -----
Net   Income   (Loss)   Attributable   to  Common
Stockholders Before Preferred Dividends.......           17.1             10.9              4.9             (3.8)
Preferred Dividends...........................            0.6              0.6              0.6              0.4
                                                        -----            -----            -----            -----
Net   Income   (Loss)   Attributable   to  Common
Stockholders..................................           16.5%            10.3%             4.3%            (4.2)%
                                                        =====            =====            =====            =====

The following table sets forth certain consolidated operating data for the Company for the three and nine months ended September 30, 1998 and 1997. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                            SEPTEMBER 30,       PERCENTAGE       SEPTEMBER 30,       PERCENTAGE
                                          1998        1997        CHANGE        1998         1997      CHANGE
                                          ----        ----        ------        ----         ----      ------
Regular Service Miles (000's).......      90,075      81,511        10.5        237,311      212,270     11.8
Total Bus Miles (000's).............      91,282      82,529        10.6        243,030      216,648     12.2
Passenger Miles (000's).............   2,338,434   2,105,662        11.1      5,947,375    5,251,821     13.2
Passengers Carried (000's)..........       6,531       5,873        11.2         16,922       14,614     15.8
Average Trip Length (passenger
   miles/ passengers carried).......         358         359        (0.3)           351          359     (2.2)
Load (avg. number of passengers per
   regular service mile)............        26.0        25.8         0.8           25.1         24.7      1.6
Load Factor (% of available seats
   filled)..........................        54.7        55.2        (0.9)          53.1         52.8      0.6
Yield (regular route
   revenue/passenger miles)........      $0.0912     $0.0934        (2.4)       $0.0921      $0.0929     (0.9)
Total Revenue Per Total Bus Mile...         2.67        2.77        (3.6)          2.62         2.64     (0.8)
Operating Income Per Total Bus Mile         0.36        0.38        (5.3)          0.14         0.11     27.3
Cost Per Total Bus Mile:
   Maintenance.....................      $ 0.239      $0.244        (2.0)        $0.257       $0.268     (4.1)
   Transportation..................        0.591       0.613        (3.6)         0.623        0.646     (3.6)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 RESULTS OF OPERATIONS

The Company's results of operations include the operating results of Carolina Coach Company, and affiliates ("Carolina"), Valley Transit, Inc. and affiliates ("Valley") and Golden State (collectively the "acquisitions"). The purchases of Carolina and Valley both occurred during the third quarter of 1997 and the purchase of Golden State was completed in February 1998. The results for the acquisitions are included as of their respective purchase dates.

Operating Revenues. Total operating revenues increased $15.6 million, up 6.8%, for the quarter and $64.9 million, up 11.4%, for the nine months ended September 30, 1998, compared to the same period in 1997. Increases in all operating revenue categories, except package express, were achieved for both the quarter and year to date periods.

Transportation services revenues increased $13.8 million, or 6.6%, and $57.9 million, or 11.3%, for the three and nine months ended September 30, 1998 compared to 1997. The increased revenues are primarily due to a $16.5 million, or 8.4%, and $59.3 million, or 12.2%, increase in regular route revenues for the three and nine months ended September 30, 1998. Included in the regular route revenue increase for the three months ended September 30, 1998, is $5.4 million related to the acquisition of Golden State and Valley Transit and $26.8 million related to the acquisitions for the nine month period. Package express revenues were down $2.7 million and $1.4 million for the three months and nine months ended September 30, 1998 primarily due to the 1997 UPS strike that generated approximately $3.1 million in additional package express revenues during the third quarter of 1997. Excluding the impact of the UPS strike, the Company estimates that package express revenues increased $0.4 million and $1.7 million for the three and nine months ended September 30, 1998 compared to 1997. The increases in regular route revenues reflect the consolidated impact of an 11.2% and 15.8% increase in the number of passengers carried, for the three and nine months, partially offset by a 2.4% and 0.9% decrease in yield and a 0.3% and 2.2% decrease in average trip length for the three and nine months ended September 30, 1998. The decrease in average trip length in the Company's consolidated operating statistics, as compared to the prior year, reflect the impact of the acquisitions which carry passengers traveling on much shorter trip lengths.

Excluding the impact of the acquisitions, the Company realized a 6.0% and a 8.1% increase in regular route revenues and an 8.7% and 9.8% increase in passenger miles for the three and nine months ended September 30, 1998. This growth reflected a 6.8% and a 6.4% increase in passengers carried and a 1.7% and 3.0% increase in average trip length per passenger, slightly offset by decreases in yield of 2.5% and 1.6% for the three and nine months ended September 30, 1998. The longer trip lengths and slightly lower yield reflects significant growth in long-haul traffic (passengers traveling more than 450 miles) as the Company promoted and priced this product for growth.

Food services and related revenues increased $0.6 million, up 6.6%, and $1.5 million, up 6.5%, for the three and nine months ended September 30, 1998 compared to 1997. Food services and related revenues have been reclassified to include sales of retail products. Previously, sales of retail products were included in other operating revenues. Food services and related revenues, as reclassified, increased over the prior year due primarily to the increase in passenger traffic discussed above.

Other operating revenues, consisting primarily of revenue from charter and other in-terminal sales and services, increased $1.3 million, up 10.8%, and $5.5 million, up 16.2%, for the three months and nine months ended September 30, 1998, compared to the same periods in 1997. The increase was primarily attributable to a $1.1 million, up 48.7%, and $3.8 million, up 52.0%, increase in charter service revenue for the three and nine months ended September 30, 1998, as well as increases in revenues from other in-terminal services, reflecting the increase in passenger volume.

Operating Expenses. Total operating expenses increased $14.4 million, up 7.3%, and $54.5 million, up 10.0%, for the three and nine months ended September 30, 1998, compared to the same periods in 1997. The increase is due primarily to an increase in bus miles operated (10.6% and 12.2% for the three and nine months ended September 30, 1998 compared to the 1997 periods), higher driver wages and training costs, increased terminal salaries, increased ticket and express commissions due to higher sales, and an increase in the number of buses operated under operating leases. Also, expenses attributable to the operations of the acquisitions were $5.2 million and $23.8 million for the three and nine months ended September 30, 1998.

Maintenance costs increased $1.7 million, up 8.3%, and $4.4 million, up 7.6%, for the three and nine months ended September 30, 1998, compared to the same periods in 1997 due to increased bus miles and passenger traffic and the inclusion of the acquisitions. Despite these increases, maintenance costs decreased on a cost per bus mile basis.

Transportation expenses increased $3.3 million, up 6.6%, and $11.3 million, up 8.1%, for the three and nine months ended September 30, 1998, compared to the same periods in 1997 due to increased bus miles operated, a contractual driver wage increase, training of additional drivers to prepare for anticipated growth and the inclusion of the acquisitions. The increased expenses were partially offset by a decrease in the cost per gallon of diesel fuel for the three and nine months ended September 30, 1998 as compared to the same periods in 1997. The average cost per gallon of fuel decreased to $0.50 and $0.54 per gallon for the three and nine months ended September 30, 1998 compared to $0.63 and $0.67 per gallon during the 1997 periods. The lower fuel prices resulted in a reduction in fuel costs of $2.0 million and $5.4 million for the three and nine months ended September 30, 1998 compared to the 1997 periods. On a cost per bus mile basis, transportation expenses decreased due primarily to the impact of the lower fuel prices partially offset by driver wage increases and higher training costs.

Agents' commissions and station costs increased $3.0 million, up 7.7%, and $10.7 million, up 10.2%, for the three and nine months ended September 30, 1998, compared to the same periods in 1997 primarily due to commissions associated with increased ticket sales, pay increases for terminal staff and the inclusion of the acquisitions.

Marketing, advertising and traffic expenses decreased $0.4 million, down 6.1%, for the three months ended September 30, 1998 due primarily to less advertising in the third quarter this year compared to prior year. Year to date expenses are comparable to the prior year.

Insurance and safety costs increased $0.8 million, up 6.7%, and $5.0 million, up 15.4%, for the three and nine months ended September 30, 1998, compared to the same periods in 1997 due primarily to increased bus miles and the inclusion of the acquisitions. Additionally, an increase in auto and general liability insurance reserves related to recent claims settlement trends and accident trends contributed to the increase but was partially offset by lower workers compensation claims.

General and administrative expenses increased $1.9 million, up 7.5%, and $9.1 million, up 13.2%, for the three and nine months ended September 30, 1998 compared to the same periods in 1997 due primarily to increased salaries and higher health and welfare expenses associated with the increase in drivers and terminal employee head-counts and the inclusion of the acquisitions.

Depreciation and amortization increased by $0.9 million, up 11.9%, and $3.8 million, up 16.7%, for the three and nine months ended September 30, 1998, compared to the same periods in 1997 due primarily to depreciation and goodwill amortization attributable to the acquisitions and increased depreciation related to increased capital expenditures in prior periods.

Operating taxes and licenses expense increased $1.3 million, up 9.9%, and $3.8 million, up 9.7%, for the three and nine months ended September 30, 1998, compared to the same periods in 1997. This increase results from higher payroll taxes due to increased salaries, wages and head-counts related to higher business volume, as well as increased fuel and oil taxes resulting from an increase in total bus miles.

Operating rents increased $1.0 million, up 6.5%, and $5.2 million, up 11.8%, for the three and nine months ended September 30, 1998, compared to the same periods in 1997 due to an increase in fleet size as the Company financed most of its new buses near the end of 1997 under operating leases. The increase in bus operating leases reflects the Company's growth strategy to add resources to accommodate growth in the passenger business during the peak periods and generate additional charter revenues during the off-peak periods utilizing those added resources when available.

Food services and related cost of goods sold increased $0.3 million, up 4.7%, and $0.9 million, up 6.2%, for the three and nine months ended September 30, 1998, compared to the same periods in 1997, primarily due to the 6.6% and 6.5% increase in Food services and related revenues for the same period. Food services and related cost of goods sold have been reclassified to include the costs associated with sales of retail products. Previously those costs were recorded in other operating expenses.

Interest expense increased $0.6 million, up 9.7%, and $0.5 million, up 2.4%, for the three and nine months ended September 30, 1998, compared to the same periods in 1997. The increase during the quarter reflects a higher average balance outstanding on the Revolving Credit Facility related primarily to the Company's purchase of buses for sale-leaseback and the acquisitions which were funded during the last half of 1997, partially offset by the lower interest rates negotiated under the Revolving Credit Facility. For the nine months ended September 30, 1998 the increase reflects a higher average balance outstanding on the Revolving Credit Facility offset by lower interest rates on the Revolving Credit Facility, the lower effective interest rates associated with the 11 1/2% Senior Notes issued in April 1997 ("11 1/2% Senior Notes") compared to the 10% Senior Notes retired in May 1997, and the termination of the interest rate swap agreements.

For the three months ended September 30, 1998, the Company recorded a net income tax benefit of $16.3 million. During the third quarter, the Company recognized deferred tax assets primarily related to net operating losses from prior years expected to be realized in future years. These tax assets had been previously reserved; however, as a result of the Company's continued trend of earnings improvement and current and future expected positive earnings, as well as, the successful negotiation of the new union agreement, the reserve was reduced by $27.7 million. This reduction resulted in a deferred tax benefit related to future periods of $24.5 million and a $3.2 million increase in capital in excess of par value for amounts related to tax assets generated prior to the fresh start date of October 31, 1991. The deferred tax benefit related to future periods was offset by $1.7 million of deferred tax expense related to tax assets realized in the third quarter. This includes a $0.8 million increase in capital in excess of par value for amounts related to tax assets generated prior to the fresh start date of October 31, 1991. The Company reported current tax expense of $6.5 million in the third quarter of 1998. This amount consists of approximately $6.0 million for identified tax exposures, $0.2 million for federal alternative minimum tax and $0.3 million for state income tax.

Since the Company has currently recognized the benefit of its deferred tax assets, the effective tax rate beginning in the first quarter of 1999 will not include a reduction for net operating loss carryforwards and other previously unrecognized deferred tax assets. The Company's 1998 combined federal and state effective tax rate without this reduction would have been an estimated 44.0%.


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

Net cash provided by operating activities increased $7.2 million, or 70.9%, to $17.3 million for the nine months ended September 30, 1998 from $10.1 million in 1997. The increase in cash provided by operating activities is primarily due to the increased net income, adjusted for the prior year extraordinary item. Net cash used for investing activities decreased $18.7 million, to $59.6 million in 1998 from $78.3 million in 1997, principally due to a $37.5 million decrease in payments for business acquisitions combined with a $13.9 million decrease in capital expenditures offset by a $30.2 million increase in buses purchased for sale and leaseback. Net cash provided by financing activities decreased $26.0 million, or 37.5%, to $43.2 million in 1998 from $69.2 million in 1997. This decrease can primarily be attributed to the proceeds received in 1997 from the issuance of the 11 1/2% Senior Notes and the 8 1/2% Convertible Exchangeable Preferred Stock offset by the redemption of the 10% Senior Notes, the net effect of which was a decrease in cash provided of $42.2 million. Additionally, payments on debt and capital lease obligations decreased $12.0 million.

As a part of its operating strategy, the Company anticipates continuing to make significant capital expenditures in connection with improvements to its infrastructure, including acquiring buses, making improvements to its terminals and upgrading its computer systems. The Company believes that acquiring new buses and improving the Company's terminals and computer systems will permit the Company to continue to improve customer service, which the Company believes has contributed significantly to its improved operating results over the last three years. The Company accepted delivery of 89 new buses during the first quarter, 79 new buses in the second quarter and 28 buses in the third quarter and expects deliveries of 37 additional new buses in the fourth quarter. The first, second and third quarter deliveries were, and future deliveries will be, temporarily financed by the vendor or one of its affiliates and/or through borrowings under the Revolving Credit Facility. As of November 6, 1998, the Company has completed operating leases for 64 of these buses and the Company intends to seek permanent operating lease financing for a substantial portion of the remaining buses during the fourth quarter of 1998.

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

The Company requires significant cash flows to meet its debt service and other continuing obligations. As of September 30, 1998, the Company had $263.0 million of long-term indebtedness outstanding (including current portions), including $74.6 million of borrowings under the Revolving Credit Facility and $150.0 million of 11 1/2% Senior Notes. As of September 30, 1998, the Company had total availability of $56.9 million under the Revolving Credit Facility.

The Company is a party to a Revolving Credit Facility which was amended on April 20, 1998. The amended facility increased the borrowing availability from $125.0 million to $150.0 million. The amended Revolving Credit Facility consists of (i) a revolving facility providing for advances of up to $117.5 million based on the liquidation value of certain bus collateral, (ii) a revolving facility providing for advances of up to $2.5 million based on a formula of eligible accounts receivable and (iii) a real estate facility providing for borrowings of up to $35.0 million based on fair market value of certain core real property collateral (the "Real Estate Facility") with a maximum combined borrowing base of $150.0 million. The Revolving Credit Facility has two interest rate options, prime and LIBOR. As of November 6, 1998, the Company had borrowings under the Revolving Credit Facility bearing interest at LIBOR plus 2.00% and prime plus 0.25% (weighted average of 7.5738%). Borrowings under the Revolving Credit Facility mature on May 21, 2002, although availability under the Real Estate Facility will be subject to yearly reductions commencing in November 1999. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company. The Revolving Credit Facility is subject to certain operating and financial covenants, including maintenance of a minimum consolidated net worth, ratio of total indebtedness to cash flow and ratio of cash flow to interest expense. In addition, non-bus capital expenditures are limited to $30.0 million annually with no spending limitations on bus purchases. As of September 30, 1998, the Company was in compliance with all such covenants.

The Company has entered into two advance purchase commitments for fuel. Under these agreements the Company agrees to take delivery of fuel at a specific location at a fixed price at a specific date in the future. The agreements have been entered into, with two suppliers, for approximately 22% of projected fuel needs through October 1999, at an average price per gallon of $0.53. Management believes that this strategy is a conservative methodology of mitigating the impact of fuel price fluctuations.

PROPOSED MERGER

On October 16, 1998, the Company entered into an Agreement and Plan of Merger with Laidlaw Inc. and Laidlaw Transit Acquisition Corp., a wholly owned subsidiary of Laidlaw. See Note 5 to the Interim Consolidated Financial Statements for the period ended September 30, 1998, included elsewhere in this filing.

NEW UNION AGREEMENT

The Amalgamated Transit Union (the "ATU") represents certain of the Company's employees, including drivers, telephone information agents in the Omaha location, terminal workers in certain locations and about one-half of the Company's mechanics. The Company's largest ATU agreement, which covers approximately 4,500 drivers and 350 of its mechanics, was to expire on January 31, 1999. In January 1998, the Company and the executive board of the National Local 1700 of the ATU recorded a tentative agreement for a new labor contract. The agreement was submitted to the ATU membership for ratification and on March 14, 1998, the ATU membership rejected this agreement. On July 22, 1998, the Company and the ATU's executive board reached a new tentative agreement for a labor contract. The agreement was submitted to the ATU membership for ratification and on September 1, 1998, the agreement was ratified. As a result, this contract became effective October 1, 1998, and will continue until January 31, 2004. This contract provides the drivers annual raises of 3.5% for the first, second and fourth year of the contract and 4.0% raises in the third and fifth years. Additionally, the contract provided certain work rule changes and increased the Company's contribution to the ATU's 401(k) retirement plan.

ACQUISITION

On February 9, 1998, the Company completed its acquisition of a 51% interest in Golden State, a Southern California bus carrier. This purchase was accounted for using the purchase method of accounting. Accordingly, the acquired company's results of operations are included in the consolidated financial statements from the date of acquisition. The amount of the purchase price in excess of net assets has been recorded as goodwill and is being amortized over a 20-year period.

SUBSTANTIAL LEVERAGE

The Company has consolidated indebtedness that is substantial in relation to its stockholders' equity. As of September 30, 1998, the Company had outstanding consolidated long-term indebtedness (including current portions) of approximately $263.0 million and total stockholders' equity of approximately $213.4 million. The seasonal fluctuations in the Company's cash flows can be significant. The second quarter of each year typically represents the Company's greatest period of leverage. Generally, the first quarter and most of the second quarter are loss periods requiring the financing of substantial cash outflows for operations. However, the last half of the year (primarily the third quarter) provides substantial positive cash flows and, as a result, the Company is typically at its least leveraged point at year end.

HISTORY OF LOSSES

The Company reported a net loss in each of its last four fiscal years. Although the Company has implemented strategic and operational initiatives that have increased revenues and operating income, the Company's operations generally are subject to economic, financial, competitive, seasonal and other factors, many of which are beyond its control.

COMPETITION

The transportation industry is highly competitive. The Company's primary sources of competition for passengers are automobile travel, low-cost air travel from both regional and national airlines, and in certain markets, regional bus companies and trains.

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

The Company maintains cash deposits that secure insurance claims, which as of September 30, 1998 aggregated approximately $46.5 million, including the following deposits. The Company maintains $15.0 million on deposit in a trust fund to support its self-insurance program pursuant to the U.S. Department of Transportation's ("DOT") approval of such program. Additionally, as of September 30, 1998, the Company had pledged $31.5 million in cash and $9.7 million in letters of credit to secure its other liability insurance obligations. Depending on the Company's future claims history and the policies with its insurance carriers, the amount of collateral that the Company is obligated to pledge to secure its liability insurance obligations may vary.

OTHER DEPOSITS

The Company maintains deposits that secure bus leases associated with sale leaseback transactions. These deposits are in the form of marketable securities. These deposits are recorded at cost plus amortization of discounts on the underlying securities, which as of September 30, 1998 are approximately $31.0 million. As of September 30, 1998, at market value, these deposits are for $24.0 million pledged as collateral in connection with the sale and leaseback of 319 buses and $8.9 million pledged as collateral in connection with the sale and leaseback of 125 buses. Under generally accepted accounting principles, the gain associated with the current market value is not recorded by the Company until such time as the securities are sold and the gain is realized.


PENSION PLAN FUNDING

The Company maintains nine defined benefit pension plans, the most significant of which (the ATU Plan) covers approximately 15,650 current and former employees, fewer than 1,500 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and, as a result, over 85% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. Based upon the application of this table and other actuarial and investments assumptions, the Company believes that the ATU Plan is adequately funded.

For funding purposes, legislation passed by the United States Congress in 1994, and amended in 1997, mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Nevertheless, based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by the legislation, as amended, the Company does not anticipate that it will be required to make any contributions to the ATU Plan in the foreseeable future. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return or that contributions to the ATU Plan will not be significant.

COMPUTER SYSTEMS / YEAR 2000 READINESS

Many existing computer systems, communications equipment, control devices and software products, including several used by the Company, are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions related to the year 2000 and beyond, such as scheduling, dispatch, sales, purchasing, planning and financial systems may be materially adversely affected unless these systems are or become year 2000 ready.

During the past three years, the Company has been replacing or upgrading its computer systems to improve operating efficiencies. Through some of these efforts, year 2000 ready applications or systems have been installed. The Company is preparing both its information technology ("IT") systems and its non-IT, technology enabled systems for the year 2000 by implementing the year 2000 Readiness Process, comprised of five phases:
Assessment, Planning, Implementation, Testing and Clean Management.

The first phase is an assessment of the Company's systems with respect to year 2000 readiness. During the Assessment phase, the Company, with the assistance of consultants, reviews individual applications and the hardware and network infrastructure supporting those applications. The assessment also includes non-"information technology" (non-IT) systems, such as fax machines, time clocks and bus maintenance test equipment. A comprehensive review and inventory of non-IT technology enabled equipment and functions will be completed in this phase. The assessment of all of the Company's IT systems was completed during the third quarter of 1998. The assessment of the Company's non-IT systems will be completed during the fourth quarter of 1998. The Assessment phase also involves an assessment of the readiness of third party vendors and suppliers. The Company has already issued year 2000 readiness questionnaires to some vendors and will continue this effort. However, responses to these inquiries have been limited. Nevertheless, as a normal course of business, the Company has contingency plans in place to deal with failures of most of the critical third-party systems. Where such contingency plans are not in place, the Company is in the process of developing those plans.

The purpose of the Planning phase is to develop a detailed set of plans for bringing the Company's systems to year 2000 readiness. The Company is first developing plans to prepare individual applications and platforms for year 2000 readiness. These individual plans are then consolidated into an overall plan for remediation of the IT systems. Priority is given to the mission critical functions. For those non-mission critical systems that might not be ready for the year 2000, the overall plan will ensure that contingency plans exist to minimize disruption to the business. Our first iteration of the overall plan for IT systems was completed during the third quarter of 1998. The planning phase for non-IT systems is targeted for completion in the first quarter of 1999, following the completion of the Company's non-IT systems Assessment Phase.

In the Implementation phase, the Company will bring the IT systems to a state of readiness as stand-alone units. Each application and its supporting infrastructure components will be remediated, replaced or upgraded, as appropriate. Each application will be tested to ensure the accuracy of current functionality and to ensure the continuance of the functionality into the year 2000 and beyond. To date, a significant number of infrastructure components and several applications have been remediated. The Company expects to complete the Implementation phase for mission critical IT systems in the first quarter of 1999. Non-mission critical IT systems and non-IT systems are expected to be made year 2000 ready by the end of the second quarter of 1999.

The Testing phase is the most complicated phase of the year 2000 Readiness Process. In this phase, IT systems are tested for year 2000 readiness, meaning that a series of tests using the same data but different dates is performed to ensure readiness of the IT systems both prior to and after the year 2000. Testing of individual infrastructure components and applications will continue with the majority of testing completed by the third quarter of 1999.

Clean Management is confirming that any newly acquired components or applications are deemed year 2000 ready before their introduction into the Company. The Clean Management phase of the year 2000 Readiness Process is conducted at the same time as all other phases.

The Company currently has a disaster recovery plan that has put contingency planning in place to address problems that might occur in the ordinary course of business. However, the Company is starting to re-evaluate its contingency planning for critical operational areas that might be specifically affected by the year 2000 problem if the Company or suppliers are not ready. Throughout 1999, the Company will review the extent to which contingency plans may be required for any third parties that do not achieve year 2000 readiness, and the Company expects to complete those necessary contingency plans by the third quarter of 1999.

The Company's total costs related to year 2000 assessment and remediation are based on presently available information. The total remaining costs related to the year 2000 assessment and remediation efforts are estimated to be between $15.0 million and $20.0 million, including internal salaries that would be incurred without remediation efforts. The Company estimates that approximately half of this amount will be capitalized, with the remainder being expensed as incurred. The costs which include expenditures in fourth quarter of 1998, as well as 1999 and 2000 exceed the previous rate of IT related expenditures, including capitalized expenditures, by approximately $5.0 million to $10.0 million. These costs will be funded through operating cash flows or borrowings. Since the Company has been replacing and upgrading its computer systems in the ordinary course of business, the Company cannot estimate the costs incurred to date related specifically to remediating year 2000 issues.

The costs of the Company's year 2000 readiness project and the date on which the Company plans to complete the year 2000 modifications are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. The year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, and the impact on the Company of the effects of year 2000 issues on the economy in general or on the Company's business partners and customers. Although the Company believes that its year 2000 readiness program is designed to appropriately identify and address those year 2000 issues that are subject to the Company's reasonable control, the Company can make no assurance that its efforts will be fully effective or that the year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

SEASONALITY

The Company's business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. As a result, the Company's cash flows are also seasonal with a disproportionate amount of the Company's annual cash flows being generated during the peak travel periods. Therefore, an event that adversely affects ridership during any of these peak periods could have a material adverse effect on the Company's financial condition and results of operations for that year. The day of the week on which certain holidays occur, the length of certain holiday periods, and the date on which certain holidays occur within a fiscal quarter, may also affect the Company's quarterly results of operations.

GOVERNMENT REGULATION

The Company is subject to regulation under the Americans with Disabilities Act (the "ADA"). Under final regulations issued by DOT in September 1998, beginning in October 2000, all new buses received by the Company for its fixed route operations will have to be equipped with wheelchair lifts. Additionally, by October 2006, one-half of the Company's fleet involved in fixed route operations will be required to be lift-equipped, and by October 2012, such fleet will need to be entirely lift-equipped. The regulations do not require the retrofitting of existing buses with lift equipment. Nor do the regulations require the purchase of accessible used buses. Moreover, beginning in October 2001, until the fleet is fully equipped, the Company will be required to provide an accessible bus to any disabled passenger who provides at least 48 hours notice. Also beginning in October 2001, larger charter/tour operators will be required to provide an accessible bus to any disabled passenger who provides at least 48 hours notice. The Company currently estimates that a built-in lift device will add $20,000 to $40,000 to the cost of a new bus and that maintenance and employee training costs will increase. The Company does not expect such maintenance and training costs to be materially higher than the costs currently incurred in complying with the interim bus access regulations promulgated under the ADA. Passenger revenues could also be impacted by the loss of seating capacity when wheelchair passengers are on the bus, offset by potentially increased ridership by disabled persons.

LITIGATION

The Company is a party to various lawsuits the outcome of which, if adverse to the Company, could have a material adverse effect on the business, financial condition, results of operations and liquidity. See Note 6 to the Interim Consolidated Financial Statements for the period ended September 30, 1998, included elsewhere in this filing.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION

Between August 1994 and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, Convertible Debentures and Senior Notes against the Company and certain of its former officers and directors. The suits seek unspecified damages for securities law violations. In November 1994, a shareholder derivative lawsuit was filed against present directors and former officers and directors of the Company and the Company as a nominal defendant. In October 1996, a purported class action lawsuit was filed by a purported owner of the Company's Common Stock in the State Court of Texas. The parties have entered into settlement agreements, which are not yet final, to resolve the foregoing litigation. In addition, in January 1995 the Company received notice that the Securities and Exchange Commission is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain other parties. See Note 6 to the Interim Consolidated Financial Statements for the period ended September 30, 1998, included elsewhere in this filing.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

2.1       -  Amended and Restated Agreement and Plan of Merger dated as of
             November 5, 1998 (the "Merger Agreement") by and among Greyhound Lines, Inc., Laidlaw Inc. and Laidlaw Transit Acquisition Corp. (In accordance with Item 601 of the Regulation S-K, this copy of the Merger Agreement does not include the schedules thereto, which schedules are listed in the table of schedules to the Merger Agreement. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of such schedules upon request.)

10.1      -  First Amended Executive Employment Agreement by and between the
             Company and Craig R. Lentzsch, dated as of September 15, 1998.

10.2      -  First Amended Executive Employment Agreement by and between the
             Company and John Werner Haugsland, dated as of September 15, 1998.

10.3      -  Greyhound Lines, Inc. Change in Control Severance Pay Program.

10.4      -  Form of Change in Control Agreement between the Company and certain officers of the Company.

10.5      -  Memorandum of Agreement, dated September 30, 1998, between the
             Registrant and the Amalgamated Transit Union National Local 1700.

10.6      -  1998 Stock Option Plan for ATU Represented Drivers and Mechanics,
             dated July 22, 1998.

10.7      -  1998 Non-officer Long Term Stock Incentive Plan, dated January 21,
             1998.

27        -  Financial Data Schedule as of and for the three months and nine months ended September 30, 1998.(1)

-------------------------------------------------------------------------------
(1) Filed only in EDGAR format with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(b)  REPORTS ON FORM 8-K

      During the quarter ended September 30, 1998, the Company did not file any current reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1998




                                       GREYHOUND LINES, INC.

                                       By: /s/ T. Scott Kirksey
                                          --------------------------------
                                          T. Scott Kirksey
                                          Chief Accounting Officer

                                          (Duly Authorized Officer
                                          and Chief Accounting Officer)

                                       ATLANTIC GREYHOUND LINES OF
                                       VIRGINIA, INC.

                                       By: /s/ T. Scott Kirksey
                                          --------------------------------
                                          T. Scott Kirksey
                                          Chief Accounting Officer

                                       FCA INSURANCE LIMITED

                                       By: /s/ T. Scott Kirksey
                                          --------------------------------
                                          T. Scott Kirksey
                                          Chief Accounting Officer

                                       GLI HOLDING COMPANY

                                       By: /s/ T. Scott Kirksey
                                          --------------------------------
                                          T. Scott Kirksey
                                          Chief Accounting Officer

                                       GREYHOUND de MEXICO S.A. de
                                       C.V.

                                       By: /s/ T. Scott Kirksey
                                          --------------------------------
                                          T. Scott Kirksey
                                          Chief Accounting Officer

                                       GRUPO CENTRO, INC.

                                       By: /s/ T. Scott Kirksey
                                          --------------------------------
                                          T. Scott Kirksey
                                          Chief Accounting Officer

                                       LOS BUENOS LEASING CO., INC.

                                       By: /s/ T. Scott Kirksey
                                          --------------------------------
                                          T. Scott Kirksey
                                          Chief Financial Officer and Secretary

                                       SISTEMA INTERNACIONAL de
                                       TRANSPORTE de AUTOBUSES, INC.

                                       By: /s/ T. Scott Kirksey
                                          --------------------------------
                                          T. Scott Kirksey
                                          Chief Accounting Officer

                                       TEXAS, NEW MEXICO & OKLAHOMA
                                       COACHES, INC.

                                       By: /s/ T. Scott Kirksey
                                          --------------------------------
                                          T. Scott Kirksey
                                          Chief Accounting Officer

                                       T.N.M. & O. TOURS, INC.

                                       By: /s/ T. Scott Kirksey
                                          --------------------------------
                                          T. Scott Kirksey
                                          Chief Accounting Officer

                                       VERMONT TRANSIT CO., INC.

                                       By: /s/ T. Scott Kirksey
                                          --------------------------------
                                          T. Scott Kirksey
                                          Chief Accounting Officer

                               INDEX TO EXHIBITS



Exhibit
No.          Description
-------      -----------
2.1       -  Amended and Restated Agreement and Plan of Merger dated as of
             November 5, 1998 (the "Merger Agreement") by and among Greyhound
             Lines, Inc., Laidlaw Inc. and Laidlaw Transit Acquisition Corp.
             (In accordance with Item 601 of the Regulation S-K, this copy of the Merger Agreement does not include the schedules thereto, which schedules are listed in the table of schedules to the Merger
             Agreement. The Company agrees to furnish supplementary to the Securities and Exchange Commission a copy of such schedules upon request.)

10.1      -  First Amended Executive Employment Agreement by and between the
             Company and Craig R. Lentzsch, dated as of September 15, 1998.

10.2      -  First Amended Executive Employment Agreement by and between the
             Company and John Werner Haugsland, dated as of September 15, 1998.

10.3      -  Greyhound Lines, Inc. Change in Control Severance Pay Program.

10.4      -  Form of Change in Control Agreement between the Company and certain officers of the Company.

10.5      -  Memorandum of Agreement, dated September 30, 1998, between the
             Registrant and the Amalgamated Transit Union National Local 1700.

10.6      -  1998 Stock Option Plan for ATU Represented Drivers and Mechanics,
             dated July 22, 1998.

10.7      -  1998 Non-officer Long Term Stock Incentive Plan, dated January 21,
             1998.

27        -  Financial Data Schedule as of and for the three months and nine months ended September 30, 1998.(1)