Form 10-K405
period 1998-12-31
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; GRUPO CENTRO INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC; LOS BUENOS LEASING CO INC
filed 1999-03-31
CIK 813040, 813041, 1041393, 1041396, 1041397, 1041398, 1041400, 1041401, 1041402, 1041453

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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


                                 (972) 789-7000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


                   TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   -------------------                             -----------------------------------------
8 1/2% CONVERTIBLE SUBORDINATED DEBENTURES, DUE MARCH 31, 2007               AMERICAN STOCK EXCHANGE


           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by non-affiliates of the registrant on March 29, 1999, was $0.

     As of March 29, 1999, the Registrant had 58,743,069 shares of Common Stock, $0.01 par value, outstanding.










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

================================================================================

CO-REGISTRANTS

This Form 10-K is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:


                                                                                    I.R.S. EMPLOYER      JURISDICTION
                                                              COMMISSION             IDENTIFICATION           OF
NAME                                                             FILE NO.                 NO.               INCORP.
----                                                         ------------           ---------------      -------------
Atlantic Greyhound Lines of Virginia, Inc.                   333-27267-01              58-0869571        Virginia

GLI Holding Company                                          333-27267-04              75-2146309        Delaware

Greyhound de Mexico, S.A. de C.V.                            333-27267-05                 None           Republic of
                                                                                                         Mexico

Grupo Centro, Inc.                                           333-27267-06              75-2692522        Delaware

Los Buenos Leasing Co., Inc.                                 333-27267-07              85-0434715        New Mexico

Sistema Internacional de Transporte de Autobuses, Inc.       333-27267-08              75-2548617        Delaware

Texas, New Mexico & Oklahoma Coaches, Inc.                   333-27267-10              75-0605295        Texas
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                      333-27267-11              75-1188694        Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.                                    333-27267-12              03-0164980        Vermont
106 Main Street
Burlington, Vermont 05401
(802) 862-9671

As of December 31, 1998, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Grupo Centro, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Los Buenos Leasing Co., Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants
(1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-K


                                                                                     PAGE NO.
                                      PART I                                         --------
Item 1.  Business...................................................................     4
Item 2.  Properties.................................................................    10
Item 3.  Legal Proceedings..........................................................    11
Item 4.  Submission of Matters to a Vote of Security Holders........................    13

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..    14
Item 6.  Selected Consolidated Financial Information................................    15
Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of  Operations.............................................    16
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................    25
Item 8.  Financial Statements and Supplementary Data................................    27
Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...............................................    59

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.........................    60
Item 11. Executive Compensation.....................................................    62
Item 12. Security Ownership of Certain Beneficial Owners and Management.............    66
Item 13. Certain Relationships and Related Transactions.............................    66

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............    67

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Greyhound Lines, Inc. and subsidiaries (the "Company") is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company serves the value-oriented customer by connecting rural and urban markets throughout the United States, offering scheduled passenger service to more than 2,600 destinations with a fleet of 2,677 buses and approximately 1,800 sales locations. The Company also provides package express service, charter bus service and, in many terminals, food service. For the year ended December 31, 1998, the Company generated total operating revenues of $846.0 million and EBITDA (as defined herein) of $83.2 million.

     The Company serves a diverse customer base, consisting primarily of low to middle income passengers from a wide variety of ethnic backgrounds. Management believes that the demographic groups that make up the core of the Company's customer base are growing at rates faster than the U.S. population as a whole. The Company believes that it is uniquely positioned to serve this broad and growing market because (i) the Company's operating costs, which are lower on an available-seat-mile basis than other modes of intercity transportation, enable it to offer passengers everyday low prices, (ii) the Company offers the only means of regularly scheduled intercity transportation in many of its markets, and (iii) the Company provides additional capacity during peak travel periods to accommodate passengers who lack the flexibility to shift their travel to off-peak periods.

LAIDLAW MERGER

     On October 16, 1998, the Company entered into an Agreement and Plan of Merger with Laidlaw Inc. ("Laidlaw") and its wholly owned subsidiary, Laidlaw Transit Acquisition Corp. ("Laidlaw Transit"), which Agreement was amended on November 5, 1998 (as amended, the "Merger Agreement").

     At a special meeting of the Company's stockholders held on March 16, 1999, holders of the Company's Common Stock and Preferred Stock approved the Merger Agreement. On that date, Laidlaw Transit was merged with the Company (the "Merger"), with the Company, as the surviving corporation, becoming a subsidiary of Laidlaw. As a result of the Merger, Laidlaw became the sole beneficial owner of the Company's Common Stock, representing approximately 96% of the Company's outstanding voting securities.

     After the Merger, holders of Common Stock received $6.50 in cash for each share of Common Stock they held. The Company's 8 1/2% Convertible Exchangeable Preferred Stock ("Preferred Stock") remains outstanding. However, following the Merger, the Preferred Stock is no longer convertible into shares of Common Stock. The Company's Preferred Stock is presently convertible into the right to receive $33.33 per share in cash.

     The total purchase price Laidlaw paid for the shares of Greyhound's Common Stock not previously purchased by Laidlaw, including outstanding stock options, was approximately $402 million. The Greyhound Preferred Stock which remains outstanding is convertible into the right to receive $33.33 in cash per share or $80 million in the aggregate. Laidlaw had sufficient funds available under its existing revolving credit facilities to fund all of its requirements in connection with the Merger. Laidlaw's credit facilities are provided by a syndicate of financial institutions for which Canadian Imperial Bank of Commerce acts as administrative agent. Laidlaw may borrow up to an aggregate amount of $1.7 billion under the facility for general corporate purposes, including transactions contemplated by the Merger Agreement. The consideration payable to stockholders of Greyhound as a result of the Merger was determined through negotiations between Greyhound and Laidlaw.

BUSINESS STRATEGY

     In late 1994 and early 1995, under the direction of a new management team, the Company developed a "back-to-basics" operating strategy. This strategy focused on providing a good, customer-oriented product with a capacity-flexible, sound bus operation. The Company accomplished this by rebuilding its infrastructure, expanding the frequency and convenience of its schedule offerings, providing flexible scheduling of its equipment, drivers and other resources to meet peak travel demand, introducing everyday low prices and actively managing fares in individual markets. In response to these initiatives, the Company has experienced year-over-year revenue growth in each of its last fifteen consecutive quarters.

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

     o DOMESTIC ACQUISITIONS, INTERLINE RELATIONSHIPS AND INTERMODAL ALLIANCES. The bus transportation industry is highly fragmented. Accordingly, opportunities exist for the Company to acquire regional bus operators or to form strategic alliances with these carriers to increase its penetration of existing markets.

     o HISPANIC MARKETS. Management believes the Spanish speaking markets in the U.S. and Mexico represent a significant growth opportunity. The Company believes that the most effective way to service passengers in this market is through joint ventures or other business combinations with Mexico-based bus carriers and U.S.-based bus carriers that primarily serve these markets. The Company has established a separate operating subsidiary that has completed joint ventures that provide through-bus service at all major gateways between the United States and Mexico.

     o EXPRESS BUSINESS. The Company is implementing programs to rebuild its package express business and capitalize on the market niche opportunities, which leverages the Company's scheduled bus service.

     Additionally, the Company believes other revenue growth opportunities are available, such as providing increased bus service to casino and commuter markets and marketing selected products or services to its unique customer base.

MARKETS

     Passengers. While the Company's major passenger markets are large metropolitan areas, its business is geographically fragmented with the 50 largest sales outlets accounting for approximately 48% of 1998 ticket sales, and the 1,200 largest origin/destination city pairs producing only 43% of 1998 ticket sales. Demographic studies have shown that the Company's potential riders are concentrated in the northeastern, southern and industrial mid-western United States, as well as Texas and California. The typical passenger travels to visit friends and relatives and generally has an annual income of below $35,000. In many cases, the Company's passengers report that they own automobiles considered sufficiently reliable for a trip of a similar distance, but travel by bus because they are traveling alone or because of the lower cost of bus travel. The majority of the Company's customers usually make the decision to take a trip only a short time before actually traveling and, for the most part, pay cash for their tickets on the day of departure.

     Package Express. The Company's package express service targets commercial shippers and delivery companies that require rapid delivery of small parcels, typically within 300 miles. Shipments include automotive repair parts, wholesale foods, computer parts and forms, fresh flowers, eyeglasses, medical and dental supplies, architectural and legal documents, and pharmaceutical products. With its extensive network and multiple schedules, the Company is able to provide expedited service, especially to rural areas. Most shipments arrive at their destination on the same day they are shipped or by 8 a.m. the following morning.

     Food Service. The Company's food service division oversees many diverse food service concepts, consisting of more than 160 locations. The Company offers concepts ranging from cafeteria-style restaurants to quick grab `n go snack bars.

MARKETING AND ADVERTISING

     The Company's marketing and advertising philosophy is geared toward stimulating extra travel through price awareness, improving the awareness and image of Greyhound among potential customers and inducing first-time and repeat travel. The Company uses various means to advertise its passenger travel business including radio, television and print media (primarily yellow pages). Additionally, the Company offers convenient around-the-clock fare and schedule quotations via a toll-free telephone number through its telephone information centers. The Company's telephone centers handled 30.6 million calls in 1998, an increase of 4.1% over 1997. The Company also markets its other passenger and in-terminal services through advertising in the terminal facilities and in print media. The Company has also established an internet web site that provides fare and schedule information.

OPERATIONS

     The Company utilizes approximately 150 company-operated bus terminals and approximately 1,650 agency-operated terminals and/or sales agencies which are managed either by five subsidiaries or 11 districts which are lead by district managers of customer service. Maintenance garages are maintained at 14 strategic locations and are supplemented by company-operated service islands and fueling points. The Company currently has approximately 5,250 drivers based in 88 different locations across the country. The drivers report to driver supervisors who are organized into 11 districts reporting to district managers of driver operations. The scheduling and dispatch of the Company's buses and driver corps is a coordinated and centralized function performed by the Company's resource management group. This group's purpose is to serve as a liaison between management and the field in the planning and execution of daily operations through the Company's existing network. This is accomplished through the management of national dispatch operations for equipment and drivers, rental of additional buses to cover peak demand periods, planning and coordinating extra sections with the field and analyzing and implementing pooling arrangements with other carriers. This group also plans the fleet size and driver requirements by location during the year and assists in determining the resource needs based on the sales plan each year.

     Information technology is an integral component of the Company's operations. The Company's information systems support, among other things, its scheduling and pricing, dispatch, operations planning, bus maintenance, telephone information center, customer service, point of sale, payroll and finance functions. As of December 31, 1998, the Company's automated fare and schedule quotation and ticketing system, called TRIPS, was in use at 324 locations.

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

However, the Company has also instituted numerous advance purchase programs, in order to attract the price sensitive customer. Price, destination choices and convenient schedules are the ways in which the Company meets this competitive challenge.

     The automobile is the most significant form of competition to the Company. The out-of-pocket costs of operating an automobile are generally less expensive than bus travel, particularly for multiple persons traveling in a single car. The Company meets this competitive threat through price and convenient scheduling.

     Additionally, the Company experiences competition from regional bus companies. Price, frequency of service and convenient scheduling are the current strategies of the Company to meet this competition. The Company's competitors possess operating authority for, but do not currently operate over, numerous routes potentially competitive to the Company. Based on market and competitive conditions, the regional bus companies could operate such routes in the future. Competition by U.S.-based bus and van operators for the market represented by Spanish speaking customers in the U.S. is growing. As of January 1, 1997, barriers to entry into the cross-border intercity bus market between the U.S. and Mexico were reduced under the North American Free Trade Agreement ("NAFTA"). Entry into either market is still regulated by the respective U.S. and Mexican regulatory authorities. The U.S. government currently has a moratorium on grants of cross-border authority to Mexican-owned or controlled carriers of freight and passengers. There is no current indication as to when the moratorium will be lifted; however, should the moratorium be lifted, the Company could experience significant new competition on routes to, from and across Mexican border points. Nevertheless, certain U.S.-based operators are providing cross-border service into Mexico at this time. NAFTA also permits U.S. carriers to make non-controlling, minority investments in Mexican-owned carriers and permits Mexican carriers to make non-controlling, minority investments in U.S.-owned carriers. In addition to bringing new competition, the Company believes that the changes under NAFTA will increase the volume of bus travel along both sides of the border and provide the Company with a growth opportunity. The Company believes that the most effective way to service passengers in this market is through joint ventures or other business combinations with Mexico-based bus carriers and U.S.-based bus operators that primarily serve these Spanish-speaking markets. The Company has established a separate operating subsidiary that has completed joint ventures that provide through-bus service at all major gateways between the United States and Mexico.

     Package Express. The Company faces intense competition in its package express service from local courier services, the U.S. Postal Service and overnight express and ground carriers. The Company continues to develop programs to meet this competition and rebuild its package express business. These programs focus on system upgrades to improve service, billing and tracking for its customers, localized marketing strategies, and local or regional alliances with, or acquisitions of, pick up and delivery carriers. Due to the incremental nature of the package express business, the Company is able to provide same-day package express service at distances of up to 300 miles at a substantially lower price than those charged by other delivery services. Management believes that if this capability is conveniently aligned with pick up and delivery services at both ends, the revenue potential of a value-priced, door-to-door, same-day delivery service will enable package express revenues to grow.

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

WORKFORCE

     At March 22, 1999, the Company employed approximately 13,400 workers, consisting of approximately 4,500 terminal employees, 5,250 drivers, 1,500 supervisory personnel, 800 mechanics, 850 telephone information agents and 500 clerical workers. Of the total workforce, approximately 11,000 are full-time employees and approximately 2,400 are part-time employees.

     At March 22, 1999, approximately 49% of the Company's employees were represented by collective bargaining agreements. The Amalgamated Transit Union (the "ATU") represents approximately 5,800 of the Company's employees, including drivers, telephone information agents in the Omaha location, terminal workers in eight locations (approximately 220 employees) and about half of the Company's mechanics. The largest ATU agreement, which covers the drivers and maintenance employees, expires on January 31, 2004. The International Association of Machinists and Aerospace Workers (the "IAM") represents approximately 370 of the Company's employees, including the remaining mechanics. The IAM agreements expire on October 1, 1999. The Company also has bargaining agreements with the International Brotherhood of Teamsters, which represent approximately 250 employees at six terminal locations and the United Transportation Union, which represents employees at one of the Company's subsidiaries. Additionally during 1998, the ATU and Teamsters attempted to unionize employees in six terminal locations. The unions succeeded in organizing employees at three terminals.

TRADEMARKS

     The Company owns the Greyhound name and trademarks and the "image of the running dog" trademarks worldwide, except in Canada. The Company believes that this name and the trademarks have substantial consumer awareness.

GOVERNMENT REGULATION

     The Department of Transportation. As a motor carrier engaged in interstate, as well as intrastate, transportation of passengers and express shipments, the Company is, and must remain, registered with the United States Department of Transportation (the "DOT"). Failure to maintain a satisfactory safety rating, designate agents for service of process or to meet minimum financial responsibility requirements, after notice and opportunity to remedy, may result in the DOT's ordering the suspension or revocation of the registration of the Company and its right to provide transportation. DOT regulations also govern the qualifications, duties and hours of service of drivers, the standards for vehicles, parts and accessories, the maintenance of records and the submission of reports pertaining to the Company's drivers, buses and operations. The Company is subject to periodic and random inspections and audits by the DOT or, pursuant to cooperative arrangements with the DOT, by state police or officials, to determine whether the Company's drivers, buses and records are in compliance with the DOT's regulations. The Company, from time to time, has been cited by the DOT for noncompliance with its regulations but, nevertheless, has retained a satisfactory safety rating. The DOT establishes minimum financial responsibility requirements for motor carriers; the Company has met these requirements and has been authorized to partially self-insure its bodily injury and property damage liability. See "Insurance Coverage." The DOT also administers regulations to assure compliance with vehicle noise and emission standards prescribed by the Environmental Protection Agency (the "EPA"). All of the buses in the Company's fleet contain engines that comply with, or are exempt from compliance with, EPA regulations, but, on occasion, the Company has been cited and fined for non-compliance with noise or emission standards. Additionally, there is currently litigation pending in California seeking to enforce the posting of public health warnings at locations where diesel fuel emissions are present.


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

INSURANCE COVERAGE

     The predecessor agency to the STB granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence which has been continued by the DOT. To maintain self-insurance authority, the Company is required to maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million (as of December 31, 1998, the Company's tangible net worth was $148.8 million) and a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. In addition to the self-insurance grant by the federal government, the Company also exercises self-insurance of its intrastate automobile liability exposure in 38 states. The Company maintains comprehensive automobile liability and general liability insurance to insure its assets and operations subject to a $1.5 million self-insured retention or deductible per occurrence. The Company also maintains property insurance subject to a $0.1 million deductible per occurrence and maintains workers' compensation insurance subject to a $1.0 million deductible per occurrence. Additionally, the Company is required by some states and some of its insurance carriers to maintain collateral deposits (which is discussed in Liquidity and Capital Resources section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 43 locations have been identified as remaining sites requiring potential clean-up and/or remediation as of December 31, 1998. The Company has estimated the clean-up and/or remediation costs of these sites to be $3.5 million, of which approximately $0.4 million is indemnifiable by the predecessor owner of Greyhound's domestic bus operations, now known as Viad Corp ("Viad").

     The Company has potential liability with respect to two locations which the EPA has designated Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. Additionally, there are 14 Superfund sites for which Viad had initially assumed responsibility under the indemnity provisions of the 1987 acquisition agreement, as amended in 1991. In late 1997, Viad notified the Company that it believed that the Company should be responsible for any liabilities at such sites. The Company believed that Viad had responsibility for these liabilities; however, in the first quarter of 1999, the Company agreed to assume these liabilities estimated at $2.0 million from Viad as part of the consideration paid by the Company to purchase nine restaurants Viad had been operating in the Company's terminals.

     The Company has recorded a total environmental reserve of $3.0 million at December 31, 1998, a portion of which has also been recorded as a receivable from Viad for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

ITEM 2.  PROPERTIES

LAND AND BUILDINGS

     At December 31, 1998, the Company used 558 parcels of real property in its operations, of which it owns 162 properties and leases 396 properties. Of those properties, 406 are bus terminals, 38 are maintenance facilities, 35 are terminal/maintenance facilities, and the remaining properties consist of driver dormitories, parking/storage lots, office/storage/warehouse buildings and telephone information centers. These properties are located throughout the United States, with a few in Mexico and Canada. The Company believes the current makeup of its properties is adequate for its operations, and although there can be no assurance, based on its recent experience, the Company believes that it will be able to find suitable replacement properties on acceptable terms for any properties the Company chooses to replace, or which are condemned, or for which leases are not renewed or are otherwise terminated.

FLEET COMPOSITION, FLEET AGE AND BUS ACQUISITIONS

     During 1998, the Company took delivery of 293 buses, retired 114 buses and through acquisition of subsidiaries added 125 buses, resulting in a fleet of 2,677 buses at year-end. Through March 22,1999, the Company has taken delivery of an additional 148 buses and retired 101 buses. At March 22, 1999, the Company owned 993 buses and leased an additional 1,731 buses for a total fleet of 2,724. Motor Coach Industries, Inc. ("MCI") or its affiliate, Dina Autobuses, S.A. de C.V. ("DASA"), hereafter referred to collectively as "MCI", produced all but 140 of these buses. The Company is party to a long-term supply agreement with MCI. The agreement extends through 2007, but may be canceled at the end of any year upon six months notice. If the Company decides to acquire new buses, the Company and its affiliates must purchase at least 80% of its new bus requirements from MCI pursuant to the agreement. The Company has ordered 154 new buses (including the 148 referred to above) to be delivered during the first half of 1999.

     The average age of the Company's bus fleet has been reduced from 6.3 years in January 1998 to approximately 5.9 years as of March 22, 1999. The Company also shows a decrease in the amount of buses in excess of 10 years old, with the percentage dropping to 21.5% in March 1999 versus 26.4% in January 1998. The Company believes that newer buses, as well as older buses with newer engines, are more fuel efficient than buses with older engines. In addition, new buses are generally less costly to maintain, in part because of warranty coverage, and generally enhance customer satisfaction.

ITEM 3.  LEGAL PROCEEDINGS

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION.

     Between August and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, 8 1/2% Convertible Subordinated Debentures and 10% Senior Notes retired in May 1997 ("10% Senior Notes") against the Company and certain of its former officers and directors. The suits sought unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that were alleged to have been false and misleading.

     All the purported class action cases referred to above (with the exception of one suit that was dismissed before being served on any defendants) were transferred to the United States District Court for the Northern District of Texas, the Court in which the first purported class action suit was filed, and were pending under a case styled In re Greyhound Securities Litigation, Civil Action 3-94-CV-1793-G (the "Federal Court Action"). In July 1995, the plaintiffs filed consolidated amended complaints, naming the Company, Frank J. Schmieder,
J. Michael Doyle, Phillip W. Taff, Robert R. Duty, Don T. Seaquist, Charles J. Lee, Charles A. Lynch and Smith Barney Incorporated as defendants. Messrs. Lee, Lynch and Taff were subsequently dismissed from the case by the plaintiffs. On October 3, 1996, the Court ruled in favor of the Company and all other defendants, granting defendants' motions to dismiss. Pursuant to the Court's order, the complaints were dismissed, with leave granted to the plaintiffs to refile amended complaints within 20 days thereafter. On October 23, 1996, an amended complaint was tendered to the Court. All seven class representatives involved in the prior complaints were dropped from the case. A new purported class plaintiff, John Clarkson, was named. A motion was filed seeking leave to permit Mr. Clarkson to intervene as the new class representative. On August 15, 1997, the Court denied Mr. Clarkson leave to intervene and dismissed the litigation, noting that all claims asserted had been adjudicated. On September 12, 1997, a notice of appeal was filed by counsel for the original seven plaintiffs, seeking a review of the Court's ruling of October 3, 1996. On February 9, 1998, plaintiffs dismissed their appeal. As a result, the Federal Court Action has been dismissed.

     In November 1994, a shareholder derivative lawsuit was filed by Harvey R. Rice, a purported owner of the Company's Common Stock, against the then present directors and former officers and directors of the Company and the Company as a nominal defendant. The suit sought to recover monies obtained by certain defendants by allegedly trading in the Company's securities on the basis of nonpublic information and to recover monies for certain defendants' alleged fraudulent dissemination of false and misleading information concerning the Company's financial condition and future business prospects. The suit, filed in the Delaware Court of Chancery, New Castle County, was styled Harvey R. Rice v. Frank J. Schmieder, J. Michael Doyle, Charles A. Lynch, Richard J. Caley, Thomas
F. Meagher, Thomas G. Plaskett, Kenneth R. Norton, Robert B. Gill, Alfred E. Osborne, Jr., J. Patrick Foley, Charles J. Lee and Greyhound Lines, Inc., Civil Action No. 13854 (the "Delaware Action").

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

     On October 29, 1996, a purported class action lawsuit was brought by a purported holder of Common Stock against the Company, certain of its former officers and directors and Smith Barney and Morgan Stanley & Company, Inc. The suit seeks unspecified damages for alleged federal and Texas state securities laws violations in connection with a Common Stock offering made by the Company in May 1993. The suit, filed in the 44th Judicial District Court of Dallas County, Texas, is styled John Clarkson v. Greyhound Lines, Inc., Frank Schmieder, J. Michael Doyle,

Robert R. Duty, Don T. Seaquist, Smith Barney, Inc. and Morgan Stanley & Company, Inc., Case No. 96-11329-B. Plaintiff, John Clarkson, is the same individual who sought to intervene in the Federal Court Action. On February 28, 1997, the suit was transferred to a different judge in the 68th Judicial District Court in Dallas.

     On June 22, 1998, the parties to the State Court Action entered into a Stipulation and Agreement of Compromise and Settlement (the "Stipulation"). Pursuant to the Stipulation, persons who purchased Common Stock on or in connection with a stock offering made by the Company on May 4, 1993 and who continued to hold the Common Stock through September 22, 1993, will be entitled to share, on a claims-made basis, in a settlement fund of up to $3.0 million plus interest, less attorneys' fees and costs. On June 22, 1998, the Court preliminarily approved the Stipulation, conditionally certified the plaintiff class for purposes of settlement and directed plaintiffs' counsel to provide notice to the class of the terms of the settlement. On November 2, 1998, the Court approved the Stipulation but continued final approval of the plaintiff attorneys' fees. On March 29, 1999, the Court approved the plaintiff's attorneys' fee request and the Stipulation became final.

     Effective June 22, 1998, the parties to the Delaware Action entered into a settlement stipulation whereby the derivative claims would be dismissed in return for the payment of $50,000 in attorneys' fees for the plaintiff. To facilitate a global settlement of the State Court Action and the Delaware Action, on May 20, 1998, plaintiff re-filed the derivative action in the same court in which the State Court Action is pending. This case is captioned Harvey
R. Rice v. Frank J. Schmieder, J. Michael Doyle, Charles A. Lynch, Richard J. Caley, Thomas F. Meagher, Thomas G. Plaskett, Kenneth R. Norton, Robert B. Gill, Alfred E. Osborne, Jr., J. Patrick Foley and Charles J. Lee, Civil Action No. DV 98-03990-C (the "Texas Derivative Action"). On August 6, 1998, the Court preliminarily approved the settlement and directed plaintiffs' counsel to notify shareholders of the terms of the settlement. On November 2, 1998 the Court gave its final approval of this settlement. As a result of this settlement, on December 1, 1998, the Delaware Action was dismissed.

     The foregoing settlements, expected to cost approximately $2.0 million, will be funded entirely by the Company's directors' and officers' liability insurance carrier and, thus, will not have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

     In January 1995, the Company received notice that the Securities and Exchange Commission (the "Commission") is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its former officers, directors and employees and other persons. The Commission's Order of Investigation (the "Order of Investigation") states that the Commission is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the Commission has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the Commission has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. In September 1995, the Commission served a document subpoena on the Company requiring the production of documents, most of which the Company had voluntarily produced to the Commission in late 1994. The Company has fully cooperated with the Commission's investigation of these matters. The Company has had limited contact with the Commission in connection with the investigation since January 1996. The probable outcome of this investigation cannot be predicted at this stage in the proceeding.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

     Prior to completing the Merger on March 16, 1999 (see Item 1.-Business-in this report), the Company's Common Stock, par value $.01 per share (the "Common Stock"), was listed on the American Stock Exchange under the symbol "BUS." The following table sets forth the high and low sale prices for the Company's Common Stock during the periods indicated as reported by the American Stock Exchange:

                                                                                  HIGH           LOW
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
               Third Quarter 1997............................................     4 7/8          3 3/4
               Fourth Quarter 1997...........................................     4 7/16         3 3/8

               First Quarter 1998............................................   $ 5 3/4        $ 3 9/16
               Second Quarter 1998...........................................     6 7/8          4 3/8
               Third Quarter 1998............................................     6 3/16         3 5/8
               Fourth Quarter 1998...........................................     6 1/16         3 3/8

               January 1, 1999 - March 16, 1999..............................   $ 6 1/2        $ 5 3/4

HOLDERS

     The number of shares of Common Stock outstanding as of March 29, 1999, was 58,743,069. As a result of the Merger, Laidlaw is the sole recordholder of the Company's Common Stock.

DIVIDENDS

     The Company has not paid any dividends on the Common Stock in the past. The indenture governing the Company's 11 1/2% Senior Notes restricts the Company's ability to pay dividends on the Common Stock. In the event the Company was contractually permitted to pay dividends, Laidlaw as the sole holder of Common Stock would be entitled to receive dividends only when, as and if declared by the Board of Directors of the Company, subject to the prior rights and preferences, if any, of holders of the Company's Preferred Stock.

CONVERTIBLE DEBENTURES

     At December 31, 1998, the Company had outstanding $9.8 million aggregate principal amount of its 8 1/2% Convertible Subordinated Debentures due March 31, 2007 (the "Convertible Debentures"). At the option of the holders thereof, prior to the Merger, the Convertible Debentures were convertible into shares of Common Stock at any time prior to maturity (unless earlier redeemed or repurchased), at a conversion rate of approximately 80.81 shares of Common Stock per $1,000 principal amount of Convertible Debentures. Following the Merger, the Convertible Debentures may be converted into $525.27 in cash per $1,000 principal amount of Convertible Debentures.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION


     The statement of operations data and statement of financial position data set forth below have been derived from the audited Consolidated Financial Statements of the Company for each of the respective periods indicated. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and the Consolidated Financial Statements and notes thereto included elsewhere in this filing. Certain reclassifications have been made to the prior period statements to conform them to the December 31, 1998, classifications.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------------------------------
                                                                  1998(a)         1997(b)       1996         1995          1994(c)
                                                                 ---------       ---------    ---------    ---------     ---------
STATEMENT OF OPERATIONS DATA:                                             (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
Total Operating Revenues .....................................     845,996         771,122      700,858      657,849       615,311

Operating Income (Loss) ......................................      46,831          37,106       20,804        9,363       (65,476)

Net Income (Loss) Attributable to Common Shareholders ........   $  30,048       $ (20,573)   $  (6,604)   $ (17,818)    $ (77,421)
                                                                 =========       =========    =========    =========     =========

Diluted earnings per Share of Common Stock (d):
   Net Income (Loss) per Share of Common Stock ...............   $    0.47       $   (0.34)   $   (0.11)   $   (0.33)    $   (5.07)
                                                                 =========       =========    =========    =========     =========

OTHER DATA:
   EBITDA (e) ................................................   $  83,163       $  68,365    $  51,487    $  40,373     $ (29,430)
   Cash Flows provided by (used for) Operating Activities ....   $  46,089       $  49,843    $  16,030    $  29,474     $ (13,171)
   Cash Flows used for Investing Activities ..................   $ (47,448)      $ (80,817)   $ (24,104)   $ (34,076)    $ (58,229)
   Cash Flows provided by (used for) Financing Activities ....   $   4,043       $  32,128    $   5,478    $  (1,358)    $  41,211
   Ratio of earnings to fixed charges ........................        1.42            1.19         0.76         0.35         (1.96)
   Dividends declared per Common Share .......................        --              --           --           --            --

STATEMENT OF FINANCIAL POSITION DATA:
   Total Assets ..............................................   $ 643,378       $ 566,593    $ 500,282    $ 480,648     $ 511,499
   Long-Term Debt, net (d) ...................................     225,688         207,953      192,581      172,671       197,125
   Stockholders' Equity ......................................     218,013         179,599      140,881      149,762       153,196

----------

(a) During the third quarter of 1998, the Company recognized a tax benefit related to previously reserved deferred tax assets. As a result, the Company had a $16.9 million tax benefit for the year.

(b) For the year ended December 31, 1997, the Company recorded an extraordinary loss of $25.3 million relating to (i) the retirement of an interest rate swap ($2.5 million), (ii) the retirement of the 10% Senior Notes ($21.3 million) and (iii) the write-off of debt issuance costs related to the Revolving Credit Facility in place prior to the amended and restated Revolving Credit Facility that was completed in May 1997 ($1.5 million).

 (c) The 1994 results reflect $61.9 million in certain operating charges, including increases in insurance and legal reserves to recognize pre-bankruptcy claims previously thought to have been barred in the Company's Chapter 11 reorganization (which concluded in October 1991), adverse claims development in 1994 and certain litigation exposure; write-downs of real estate and other assets (including $7.0 million of depreciation); costs associated with an operational restructuring; and a $17.0 million increase in the income tax provision due to the reversal of a previously recognized deferred tax benefit. For the year ended December 31, 1994, the Company recorded (i) an extraordinary loss of $3.6 million, of which $3.2 million related to the write-off of debt issuance costs and $0.4 million related to professional fees in conjunction with the replacement of the Company's existing credit agreement with a new credit agreement and
     (ii) an extraordinary gain of $41.9 million related to the conversion of $89.0 million of Convertible Debentures into Common Stock.

(d) In January 1995, the Company issued an additional 16.3 million shares of Common Stock in connection with the consummation of its Common Stock rights offering, which provided net proceeds of approximately $28.9 million. The Company issued 4.0 million shares of Common Stock on October 3, 1995 in a public offering, which provided net proceeds of $15.4 million. The completion of the Company's 1994 financial restructuring resulted in the issuance of approximately 22.8 million shares of Common Stock in December 1994 upon the conversion of approximately $89.0 million of Convertible Debentures into Common Stock.

(e) Represents income before interest, taxes, minority interest, depreciation and amortization, extraordinary items and preferred dividends. EBITDA is presented because management believes investors consider it useful in evaluating a company's ability to service and/or incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA should be used based on the above calculation, as all companies and industries may not calculate EBITDA in the same manner.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 86.0%, 4.0% and 3.7%, respectively, of the Company's total operating revenues for 1998. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of 2,677 buses and over 1,800 sales outlets.

     In late 1994 and early 1995, under the direction of the Company's new management team, the Company implemented a "back-to-basics" operating strategy. This strategy focused on the Company's national bus network and capitalizing on its low operating costs to attract and retain customers, which management identified as the first step in rebuilding the Company's financial performance. With this strategy fully implemented and providing a foundation of operating quality, the Company began to emphasize growth in each of its principal businesses through a "sales driven" strategy. This strategy involves the Company focusing even more on pricing the product for growth, utilizing more promotional pricing programs for the non-peak periods and targeting the advertising towards bus oriented market segments.

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

RESULTS OF OPERATIONS

     The following table sets forth the Company's results of operations as a percentage of total operating revenue for 1998, 1997 and 1996:

                                                            YEARS ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1998         1997        1996
                                                      --------     --------    --------
     Operating Revenues
       Transportation Services
          Passenger services ......................       86.0%        85.4%       85.3%
          Package express .........................        4.0          4.6         4.8
       Food services ..............................        3.7          3.8         3.9
       Other operating revenues ...................        6.3          6.2         6.0
                                                      --------     --------    --------
              Total Operating Revenues ............      100.0        100.0       100.0
     Operating Expenses
       Maintenance ................................        9.9         10.0        10.5
       Transportation .............................       23.8         24.3        24.4
       Agents' commissions and station costs ......       18.4         18.3        18.8
       Marketing, advertising and traffic .........        3.2          3.5         3.7
       Insurance and safety .......................        5.9          5.9         5.9
       General and administrative .................       11.8         11.8        11.6
       Depreciation and amortization ..............        4.3          4.1         4.4
       Operating taxes and licenses ...............        6.7          6.7         7.1
       Operating rents ............................        7.8          7.7         7.7
       Cost of goods sold - Food services .........        2.4          2.5         2.7
       Other operating expenses ...................        0.3          0.4         0.2
                                                      --------     --------    --------
              Total Operating Expenses ............       94.5         95.2        97.0
                                                      --------     --------    --------
     Operating Income .............................        5.5          4.8         3.0
     Interest Expense .............................        3.3          3.6         3.9
     Income Tax Provision (Benefit) ...............       (2.1)         0.1         0.0
     Minority Interest ............................        0.1          0.0         0.0
                                                      --------     --------    --------
     Net Income (Loss) Before Extraordinary Items .        4.2%         1.1%       (0.9)%
                                                      ========     ========    ========

     The following table sets forth certain operating data for the Company for 1998, 1997 and 1996. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.

                                                                           YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                      1998          1997          1996
                                                                   ----------    ----------    ----------
     Regular Service Miles (000's) .............................      316,045       285,689       265,259
     Total Bus Miles (000's) ...................................      323,393       291,537       270,187
     Passenger Miles (000's) ...................................    7,820,225     7,049,637     6,243,262
     Passengers Carried (000's) ................................       22,552        19,893        18,348
     Average Trip Length (passenger miles/passengers carried) ..          347           354           340
     Load (avg. number of passengers per regular service mile) .         24.7          24.7          23.5
     Load Factor (% of available seats filled) .................         52.3%         52.6%         51.2%
     Yield (regular route revenue/passenger mile) ..............   $   0.0931    $   0.0934    $   0.0957
     Total Revenue Per Total Bus Mile ..........................         2.62          2.65          2.59
     Operating Income Per Total Bus Mile .......................         0.14          0.13          0.08
     Cost per Total Bus Mile:
       Maintenance .............................................   $    0.258    $    0.264    $    0.272
       Transportation ..........................................        0.622         0.642         0.633

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The Company's results of operations include the operating results of Carolina Coach Company, and affiliates ("Carolina") and Valley Transit, Inc., and affiliates ("Valley"), both of which were acquired in 1997, and Golden State, Peoria-Rockford Bus Company, Autobuses Americanos and Autobuses Amigos, which were acquired in 1998. These companies are collectively referred to as the "acquisitions." The results for the acquisitions are included as of their respective purchase dates.

     Operating Revenues. Total operating revenues increased $74.9 million (or 9.7%) for the year ended December 31, 1998 compared to the same period in 1997. Passenger services revenues increased $69.4 million (or 10.5%) in 1998 compared to 1997 (including $27.2 million related to the acquisitions). The 10.5% increase in regular route revenues reflects a 13.4% increase in the number of passengers carried primarily offset by a 2.0% decrease in average trip length. Excluding the impact of the acquisitions, the Company's passenger service grew 6.4% due to a 4.6% increase in passengers carried, a 2.5% increase in trip length, partially offset by a 0.6% decrease in yield. Although the Company (without the acquisitions) saw growth in the short-haul market (passengers traveling less than 450 miles), the increase in trip length and decrease in yield reflect greater growth in long-haul traffic (passengers traveling more than 450 miles), especially in the first half of the year, as the Company promoted and priced this product for growth. On a consolidated basis, the decrease in trip length reflects the impact of the acquisitions, as the acquisitions have significantly shorter trip lengths than the Company as a whole.

     In 1998, the Company saw a $1.9 million (or 5.3%) decrease in package express revenues. Package express revenues in 1997 were positively impacted by the United Parcel Service labor strike that took place in August 1997. Without the estimated effect of this revenue in 1997, the Company experienced increased package express revenues of $1.2 million (or 3.7%) which related entirely to the acquisitions.

     Food services and related revenues increased $1.5 million (or 5.1%) for the year ended December 31, 1998, compared to the same period in 1997. Food services and related revenues have been reclassified to include sales of retail products. Previously, sales of retail products were included in other operating revenues. Food services and related revenues, as reclassified, increased over the prior year due primarily to the increase in passenger traffic discussed above.

     Other operating revenues increased $5.9 million (or 12.3%) for the year ended December 31, 1998, compared to the same period in 1997 primarily due to a $4.3 million (or 38.8%) increase in charter service revenues (including $1.0 million related to the acquisitions) and an increase in revenues from other in-terminal services, such as calling cards and prepaid ticket orders.

     Operating Expenses. Total operating expenses increased $65.1 million (or 8.9%) for the year ended December 31, 1998, compared to the same period in 1997. The increase is due primarily to increased bus miles (10.9%), higher driver wages, increased terminal salaries, increased ticket and express commissions due to higher sales, and increased bus operating leases. Additionally, expenses attributable to the operations of the acquisitions ($25.6 million) are included as of their acquisition dates. Despite these increases, total operating expenses decreased as a percentage of total operating revenues.

     Maintenance costs increased $6.4 million (or 8.3%) for the year ended December 31, 1998, compared to the same period in 1997, primarily due to increased bus miles and the inclusion of the acquisitions. Despite these increases, maintenance costs decreased on a per-mile basis and as a percentage of total operating revenues.

     Transportation expenses, which consist primarily of fuel costs and driver salaries, increased $13.9 million (or 7.4%) for the year ended December 31, 1998, compared to the same period in 1997, due primarily to increased bus miles, contractual driver wage increases in April and October and the inclusion of the acquisitions. The additional miles resulted in higher overall fuel expense, despite the favorable prices, and an increase in driver wages and related driver expenses. Transportation expenses decreased on a per-mile basis and as a percentage of total operating revenues due in part to the impact of lower fuel prices in 1998 compared to the prior year.

     Agents' commissions and station costs increased $14.7 million (or 10.4%) for the year ended December 31, 1998, compared to the same period in 1997, primarily due to commissions from increased ticket sales, terminal salaries associated with staffing for the increase in passengers, terminal salary raises and the inclusion of the acquisitions. As a result, agents' commissions and station costs increased slightly as a percentage of total operating revenues.

     Marketing, advertising and traffic expenses increased $0.5 million (or 1.8%) for the year ended December 31, 1998, compared to the same period in 1997, but decreased as a percentage of total operating revenues. Media advertising increased over 1997 but the increased costs were almost entirely offset by the exchange of bus wrap advertising for trade discounts.

     Insurance and safety costs increased $3.9 million (or 8.5%) for the year ended December 31, 1998, compared to the same period in 1997, due primarily to increased bus miles and the inclusion of the acquisitions. Insurance and safety costs continue to remain at 5.9% of total operating revenues, while the cost per mile decreased slightly from 1997 as a result of the acquisitions which have lower insurance costs.

     General and administrative expenses increased $8.5 million (or 9.3%) for the year ended December 31, 1998, compared to the same period in 1997, primarily due to additions to administrative personnel, expenses associated with remediation of the Company's computer systems related to the Year 2000 issue and the inclusion of the acquisitions. Despite these increases, general and administrative expenses remained at 11.8% of total operating revenues.

     Depreciation and amortization expense increased $5.1 million (or 16.2%) for the year ended December 31, 1998, compared to the same period in 1997, primarily due to the purchase of additional buses, other equipment and software and amortization attributable to the acquisitions. Depreciation and amortization expense increased as a percentage of total operating revenues.

     Operating taxes and license costs increased $5.2 million (or 10.1%) for the year ended December 31, 1998, compared to the same period in 1997, primarily due to increased payroll taxes resulting from increased salaries and headcounts related to higher business volume (including increased miles operated), increased fuel taxes due to increased miles and the inclusion of the acquisitions.

     Operating rents increased $6.7 million (or 11.3%) for the year ended December 31, 1998, compared to the same period in 1997, primarily due to an increase in the number of buses leased under operating leases and the inclusion of the acquisitions.

     Food services and related cost of goods sold increased $1.0 million (or 5.2%) for the year ended December 31, 1998, compared to the same period in 1997, primarily due to the 5.1% increase in food services and related revenues for the same period. Food services and related cost of goods sold have been reclassified to include the costs associated with sales of retail products. Previously those costs were recorded in other operating expenses.

     Other operating expenses decreased $0.7 million (or 22.9%) for the year ended December 31, 1998, compared to the same period in 1997, primarily due to an increase in the gains associated with the sale of assets. As a result, other operating expenses decreased as a percentage of total operating revenues.

     Interest expense increased $0.2 million (or 0.9%) for the year ended December 31, 1998, compared to the same period in 1997, as a result of increased borrowings under the Revolving Credit Facility. The increased borrowings are attributable to the acquisitions, partially offset by a positive cash flow from earnings and a lower average interest rate under the Revolving Credit Facility. Interest expense decreased as a percentage of total operating revenues.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     The Company's results of operations include the operating results of Carolina and Valley, collectively referred to as the "1997 acquisitions". The results for the acquisitions are included as of their respective purchase dates, both of which occurred during the third quarter of 1997.

     Operating Revenues. Total operating revenues increased $70.3 million (or 10.0%) for the year ended December 31, 1997 compared to the same period in 1996. Passenger services revenues increased $60.6 million (or 10.1%) in

1997 compared to 1996 (including $11.9 million related to the 1997 acquisitions). The 10.1% increase in passenger services revenues reflects a 13.0% increase in the number of passengers carried offset by a 1.4% decrease in yield. Excluding the impact of the 1997 acquisitions, the Company's passenger service grew 8.2% due to a 7.3% increase in passengers carried, a 2.6% increase in trip length and a 1.8% decrease in yield. The decrease in yield reflects significant growth in long-haul traffic (passengers traveling more than 450 miles), as the Company promoted and priced this product for growth. However, the reduction in yield was partially offset by growth in the short-haul market (passengers traveling less than 450 miles), which typically produces higher yields. On a consolidated basis, the decrease in trip length reflects the impact of the acquisitions, as both Carolina and Valley have significantly shorter trip lengths than the Company as a whole.

      In 1997 the Company saw a $2.1 million (or 6.4%) increase in package express revenues (including $0.7 million related to the 1997 acquisitions), after nine years of year-over-year declines. Package express revenues increased due to an increase in shipments handled as a result of the United Parcel Service labor strike in August 1997, the retention of a portion of those customers subsequent to the strike and a price increase. In addition, in select markets, the Company implemented a centralized telephone customer service department dedicated to package express service and coordinated pick-up and delivery services.

     Food services and related revenues increased $2.1 million (or 7.7%) for the year ended December 31, 1997, compared to the same period in 1996. Food services and related revenues have been reclassified to include sales of retail products. Previously, sales of retail products were included in other operating revenues. Food services and related revenues, as reclassified, increased over the prior year due primarily to the increase in passenger traffic discussed above.

     Other operating revenues increased $5.4 million (or 12.8%) for the year ended December 31, 1997 compared to the same period in 1996 primarily due to a $2.6 million (or 30.1%) increase in charter service revenues (including $0.4 million related to the 1997 acquisitions) and an increase in revenues from other in-terminal services, such as money order sales and prepaid ticket orders.

     Operating Expenses. Total operating expenses increased $54.0 million (or 7.9%) for the year ended December 31, 1997, compared to the same period in 1996. The increase is due primarily to increased bus miles (7.9%), higher driver wages, increased terminal salaries, increased ticket and express commissions due to higher sales, and increased bus operating leases. Additionally, expenses attributable to the operations of the 1997 acquisitions ($9.9 million) are included as of their acquisition dates, which both occurred in the third quarter. Despite these increases, total operating expenses decreased as a percentage of total operating revenues.

     Maintenance costs increased $3.6 million (or 4.9%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to increased bus miles and the inclusion of the 1997 acquisitions. Despite these increases, maintenance costs decreased on a per-mile basis and as a percentage of total operating revenues due principally to the decrease in the average age of the fleet.

     Transportation expenses, which consist primarily of fuel costs and driver salaries, increased $16.3 million (or 9.6%) for the year ended December 31, 1997, compared to the same period in 1996, due primarily to increased bus miles, a contractual driver wage increase, and the inclusion of the 1997 acquisitions. The additional miles resulted in higher overall fuel expense and an increase in driver wages and related driver expenses. Transportation expenses decreased on a per-mile basis, but increased as a percentage of total operating revenues due primarily to the impact of the contractual wage increase which was partially offset by lower fuel prices.

     Agents' commissions and station costs increased $9.4 million (or 7.1%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to commissions from increased ticket and express sales and the inclusion of the 1997 acquisitions. Despite these increases, agents' commissions and station costs decreased as a percentage of total operating revenues.

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

     Insurance and safety costs increased $4.8 million (or 11.6%) for the year ended December 31, 1997, compared to the same period in 1996, due primarily to increased bus miles and the inclusion of the 1997 acquisitions.

     General and administrative expenses increased $10.3 million (or 12.7%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to additions to administrative personnel in late 1996, officer severance, an increase in the pay-out of the management incentive plan related to improved company performance, and the inclusion of the 1997 acquisitions.

     Depreciation and amortization expense increased $0.6 million (or 1.9%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to the purchase of additional buses in 1997 and late 1996 and the depreciation and amortization attributable to the 1997 acquisitions. Depreciation and amortization expense decreased as a percentage of total operating revenues.

     Operating taxes and license costs increased $1.7 million (or 3.4%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to increased payroll taxes resulting from increased salaries and headcounts related to higher business volume (including increased miles operated) and the inclusion of the 1997 acquisitions. Operating taxes and license costs decreased as a percentage of total operating revenues.

     Operating rents increased $5.1 million (or 9.5%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to an increase in the number of buses leased under operating leases in 1997 and the inclusion of the 1997 acquisitions. Operating rents were 7.7% of total operating revenues in each of 1997 and 1996.

     Food services and related cost of goods sold increased $0.9 million (or 4.7%) for the year ended December 31, 1997, compared to the same period in 1996, primarily due to the 7.7% increase in Food services and related revenues for the same period. Food services and related cost of goods sold have been reclassified to include the costs associated with sales of retail products. Previously those costs were recorded in other operating expenses.

     Interest expense increased $0.3 million (or 1.1%) for the year ended December 31, 1997, compared to the same period in 1996, as a result of increased borrowing on the Revolving Credit Facility partially offset by lower effective interest rates on the Company's 11 1/2% Senior Notes due 2007 compared to the effective interest rate on the retired 10% Senior Notes and renegotiated Revolving Credit Facility. The increased borrowing is attributed to the purchase of the 1997 acquisitions, the five terminals purchased from Viad, and the buses purchased for sale/leaseback transactions partially offset by proceeds from the Preferred Stock offering in April 1997. Additionally, the Company added three new capital leases for 77 buses in December 1996. Interest expense decreased as a percentage of total operating revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions, to meet debt service requirements, including the payment of interest on the 11 1/2% Senior Notes and to pay Preferred Stock dividends. The Company's principal sources of liquidity are expected to be cash flow from operations and funds provided by Laidlaw. The Company believes that its cash flow from operations, together with funds provided by Laidlaw will be sufficient to meet its liquidity needs.

     Net cash provided by operating activities was $46.1 million, $49.8 million and $16.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash used for investing activities was $47.4 million, $80.8 million and $24.1 million for 1998, 1997 and 1996, respectively, principally due to capital expenditures, consisting primarily of acquisitions of buses and real estate and facility improvements, totaling $33.7 million, $45.1 million and $38.4 million for 1998, 1997 and 1996, respectively, offset in part by proceeds of assets sold of $3.9 million, $6.5 million and $16.7 million, respectively. Additionally, cash used for investing activities includes payments relating to the acquisitions of $10.9 million in 1998 and $40.1 million in 1997. Net cash provided by financing activities was $4.0 million, $32.1 million and $5.5 million for 1998, 1997 and 1996, respectively.

     As a result of the Merger, the Company will be required to make a one-time offer to repurchase all or any part of each holder's 11 1/2% Senior Notes at a price equal to 101% of the principal amount thereof plus interest. Also, as a result of the Merger, the Preferred Stock becomes mandatorily redeemable into $33.33 in cash for each share of Preferred Stock, which is in excess of the liquidation preference. Additionally, the Company will be required to make a one-time offer to repurchase all or any part of each holder's Convertible Debentures at a price equal to 100% of the principal amount thereof plus interest.

     As a part of its operating strategy, the Company anticipates continuing to make significant capital expenditures in connection with improvements to its infrastructure, including acquiring buses, making improvements to its terminals and maintaining and upgrading its computer systems. The Company's experience indicates that as the age of its bus fleet increases, the dependability and quality of service declines, which may make the Company less competitive. In addition, the Company believes that acquiring new buses and improving the Company's terminals and computer systems will permit the Company to continue to improve customer service, which the Company believes has contributed significantly to its improved operating results in 1996, 1997 and 1998. The Company has ordered 154 new buses to be delivered during the first half of 1999.

     The Company requires significant cash flows to meet its debt service and other continuing obligations. As of December 31, 1998, the Company had $233.7 million of long-term indebtedness outstanding (including current portions), including $37.8 million of borrowings under the Revolving Credit Facility and $150.0 million of 11 1/2% Senior Notes. As of December 31, 1998, the Company had total availability of $93.1 million under the Revolving Credit Facility. As a result of the Merger, on March 17, 1999, all amounts outstanding under the Revolving Credit Facility were paid and the Revolving Credit Facility was terminated.

     The Company has entered into two advance purchase commitments for fuel. Under these agreements the Company agrees to take delivery of fuel at a specific location at a fixed price at a specific date in the future. The agreements have been entered into, with two suppliers, for approximately 23% of projected fuel needs through October 1999, at an average price per gallon of $0.51. At this time, due to the nature of the market for fuel, the Company is no longer entering into advance purchase contracts. However, should the market change, the Company may decide to enter into additional advance fuel purchase contracts as Management believes that this strategy is a conservative methodology of mitigating the impact of fuel price fluctuations.

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

     The Company maintains cash deposits that secure insurance claims, which as of February 28, 1999, aggregated approximately $41.5 million, including the following deposits. The Company maintains $15.0 million on deposit in a trust fund to support its self-insurance program pursuant to the DOT's approval of such program. Additionally, as of February 28, 1999, the Company had pledged $26.1 million in cash and $9.3 million in letters of credit to secure its other liability insurance obligations. As a result of the Merger, the Company is negotiating to eliminate or replace the majority of these deposits with letters of credit to be issued under Laidlaw's existing credit facility.

OTHER DEPOSITS

     The Company maintains deposits that secure bus leases associated with sale leaseback transactions. These deposits are in the form of marketable securities. As of February 28, 1999, at market value, these deposits are for $23.4 million pledged as collateral in connection with the sale and leaseback of 319 buses and $8.5 million pledged as collateral in connection with the sale and leaseback of 125 buses. The debt securities included in these security deposits are recorded at cost plus earned interest as it is the intent of the Company to hold these securities until maturity. As a result, the temporary gains and losses associated with the market value of these securities are excluded from operating results and stockholders' equity.

PENSION PLAN FUNDING

     The Company maintains ten defined benefit pension plans, the most significant of which (the ATU Plan) covers approximately 15,650 current and former employees, fewer than 1,500 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and, as a result, over 85% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. Based upon the application of this table and other actuarial and investments assumptions, the Company believes that the ATU Plan is adequately funded.

     For funding purposes, legislation passed by the United States Congress in 1994, and amended in 1997, mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Nevertheless, based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by the legislation, as amended, the Company does not anticipate that it will be required to make any contributions to the ATU Plan in the foreseeable future. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return or that contributions to the ATU Plan in the future will not be significant.

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

     The first phase is an assessment of the Company's systems with respect to year 2000 readiness. During the Assessment phase, the Company, with the assistance of consultants, reviews individual applications and the hardware and network infrastructure supporting those applications. The assessment also includes non-"information technology" (non-IT) systems, such as fax machines, time clocks and bus maintenance test equipment. A comprehensive review and inventory of non-IT technology enabled equipment and functions will be completed in this phase. The assessment of all of the Company's IT systems was completed during the third quarter of 1998. The assessment of the Company's non-IT systems will be completed early in the second quarter of 1999. The Assessment phase also involves an assessment of the readiness of third party vendors and suppliers. The Company has already issued year 2000 readiness questionnaires to some vendors and will continue this effort. However, responses to these inquiries have been limited. Nevertheless, as a normal course of business, the Company has contingency plans in place to deal with failures of most of the critical third-party systems. Where such contingency plans are not in place, the Company is in the process of developing those plans.

     The purpose of the Planning phase is to develop a detailed set of plans for bringing the Company's systems to year 2000 readiness. The Company first developed plans to prepare individual applications and platforms for year

2000 readiness. These individual plans were then consolidated into an overall plan for remediation of the IT systems. Priority has been given to the mission critical functions. For those non-mission critical systems that might not be ready for the year 2000, the overall plan calls for the development of contingency plans to minimize disruption to the business. The overall plan for IT systems was completed during the fourth quarter of 1998. The planning phase for non-IT systems is targeted for completion early in the second quarter of 1999, following the completion of the Company's non-IT systems Assessment Phase.

     In the Implementation phase, the Company will bring the IT systems to a state of readiness as stand-alone units. Each application and its supporting infrastructure components will be remediated, replaced or upgraded, as appropriate. Each application will be tested to ensure the accuracy of current functionality and to ensure the continuance of the functionality into the year 2000 and beyond. To date, the majority of infrastructure components and several applications have been remediated. The Company expects to complete the Implementation phase for mission critical IT systems in the second quarter of 1999. Non-mission critical IT systems and non-IT systems are expected to be made year 2000 ready by the end of third quarter of 1999.

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

     The Company's total costs related to year 2000 assessment and remediation are based on presently available information. The total remaining costs related to the year 2000 assessment and remediation efforts are estimated to be between $12.5 million and $17.5 million, including internal salaries that would be incurred without remediation efforts. The Company estimates that approximately half of this amount will be capitalized, with the remainder being expensed as incurred. The costs which include expenditures in 1999 and 2000 exceed the previous rate of IT related expenditures, including capitalized expenditures, by approximately $5.0 million to $10.0 million. These costs will be funded through operating cash flows or from funds provided by Laidlaw. Since the Company has been replacing and upgrading its computer systems in the ordinary course of business, the Company cannot estimate the costs incurred to date related specifically to remediating year 2000 issues.

     The costs of the Company's year 2000 readiness project and the date on which the Company plans to complete the year 2000 modifications are based on management's estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. The year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, and the impact on the Company of the effects of year 2000 issues on the economy in general or on the Company's business partners and customers. Although the Company believes that its year 2000 readiness program is designed appropriately to identify and address those year 2000 issues that are subject to the Company's reasonable control, the Company can make no assurance that its efforts will be fully effective or that the year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

INCOME TAXES

     During 1998 the Company recognized deferred tax assets primarily related to net operating losses from prior years expected to be realized in the current or future years. These tax assets had been previously reserved; however, the Company recognized these tax assets due to a continued trend of earnings improvement and current and future expected positive earnings, as well as the successful negotiation of the new union agreement.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from these projections. The Company is currently exposed to market risk from changes in commodity prices for fuel, interest rates and investment prices. In addition, the Company has market risk related to its put/call agreement for certain buses owned by the Company. The Company does not use derivative instruments to mitigate market risk, nor does the Company use market risk sensitive instruments for speculative or trading purposes.

COMMODITY PRICES. The Company currently has exposure to commodity risk from its advance purchase commitments for fuel and fuel inventory.

     As discussed above in Item 7, the Company has entered into two advance purchase commitments for fuel. Under these agreements the Company agrees to take delivery of fuel at a specific location at a fixed price at a specific date in the future. The agreements have been entered into, with two suppliers, for approximately 23% of projected fuel needs through October 1999, at an average price per gallon of $0.51. A 10% increase in the cost of fuel would not have a material effect on these commitments, nor on the Company's financial position, annual results of operations or cash flows.

     Additionally, the Company has fuel inventory at December 31, 1998, at a carrying value of $0.3 million. As disclosed in Note 2 to the Consolidated Financial Statements, the Company utilizes the first-in, first-out method for accounting purposes. Consequently, the Company's fuel inventory is used in operations before a change in the market price of fuel could have a material effect on the Company's financial position.

INTEREST RATES. The Company currently has exposure to interest rates from its long-term debt only as it related to the Company's Revolving Credit Facility, as all other debt instruments utilize fixed rates. The Revolving Credit Facility utilized a variable rate based on prime and LIBOR. As of December 31, 1998, the Revolving Credit Facility utilized prime plus 0.25% and LIBOR plus 1.75% (weighted average 7.7%) with an outstanding balance of $37.8 million. Based on this, a 10% increase in interest rates would not materially affect the Company's financial position, annual results of operations, nor its cash flow. Following the Merger, on March 17, 1999, all amounts outstanding under the Revolving Credit Facility were paid and the Revolving Credit Facility was terminated.

INVESTMENT PRICES. The Company currently has exposure in the stock price of investments in its available for sale security. The Company currently has only one investment classified as available for sale and a 10% decrease in the market price of this stock would not have a material effect on the Company's financial position.

MARKET RISK. The Company negotiated a put/call agreement whereby the Company prearranged the sale of certain buses. This agreement allows the Company to put these buses to the contracting party for a certain price at a certain point in time, or allows the contracting party to call these buses for a certain price at a certain point in time. A 10% decrease in the market value of these buses would result in a market value that is lower than the call price and thus result in the Company putting these buses to the contracting party at a gain to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE NO.
                                                                                                      --------
Management Report on Responsibility for Financial Reporting .......................................      28

Report of Independent Public Accountants...........................................................      29

Consolidated Statements of Financial Position as of December 31, 1998 and 1997.....................      30

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997, and 1996........      31

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997,
     and 1996......................................................................................      32

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996........      33

Notes to Consolidated Financial Statements.........................................................      34

Schedule II - Valuation and Qualifying Accounts - For the Years Ended December 31, 1996, 1997,
     and 1998......................................................................................      58

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




                                                    T. Scott Kirksey
                                                Vice President Financial
                                                 Planning and Reporting
                                                (Principal Financial and
                                                  Accounting Officer)

Dallas, Texas
March 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Greyhound Lines, Inc.:

     We have audited the accompanying consolidated statements of financial position of Greyhound Lines, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greyhound Lines, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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





                                                      ARTHUR ANDERSEN LLP

Dallas, Texas
  February 15, 1999 (except with respect to the matter discussed in Note 20, as to which the date is March 16, 1999)

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               DECEMBER 31,
                                                                                        ----------------------
                                                                                           1998         1997
                                                                                        ---------    ---------
Current Assets
   Cash and cash equivalents ........................................................   $   4,736    $   2,052
   Accounts receivable, less allowance for doubtful accounts of $198 and $268 .......      40,774       35,364
   Inventories, less allowance for shrinkage of $205 and $175 .......................       5,705        4,658
   Prepaid expenses .................................................................       5,170        4,949
   Assets held for sale .............................................................       3,029        3,889
   Current portion of deferred tax assets ...........................................      24,053         --
   Other current assets .............................................................       9,907        9,694
                                                                                        ---------    ---------
         Total Current Assets .......................................................      93,374       60,606
Prepaid Pension Plans ...............................................................      27,917       25,378
Property, Plant and Equipment, net of accumulated depreciation of $ 151,468
    and $124,374 ....................................................................     362,417      341,292
Investments in Unconsolidated Affiliates ............................................      13,560        6,076
Deferred income taxes ...............................................................       8,988         --
Insurance and Security Deposits .....................................................      67,908       72,693
Goodwill, net of accumulated amortization of $1,755 and $499 ........................      39,510       30,215
Intangible Assets, net of accumulated amortization of $28,503 and $22,188 ...........      29,704       30,333
                                                                                        ---------    ---------
         Total Assets ...............................................................   $ 643,378    $ 566,593
                                                                                        =========    =========

Current Liabilities
   Accounts payable .................................................................   $  27,724    $  32,731
   Accrued liabilities ..............................................................      64,819       62,237
   Unredeemed tickets ...............................................................      12,143       10,325
   Current portion of reserve for injuries and damages ..............................      22,967       21,374
   Current maturities of long-term debt .............................................       7,970        4,469
                                                                                        ---------    ---------
         Total Current Liabilities ..................................................     135,623      131,136
Reserve for Injuries and Damages ....................................................      37,392       36,591
Long-Term Debt, net .................................................................     225,688      207,953
Minority Interests ..................................................................       3,058         --
Other Liabilities ...................................................................      23,604       11,314
                                                                                        ---------    ---------
         Total Liabilities ..........................................................     425,365      386,994
Commitments and Contingencies (Notes 15 and 18)
Stockholders' Equity
   Preferred Stock (10,000,000 shares authorized; par value $.01)
       8 1/2% Convertible Exchangeable Preferred Stock (2,760,000 shares authorized and 2,400,000 shares issued as of December 31, 1998
          and 1997, respectively; aggregate liquidation preference $60,000) .........      60,000       60,000
       Series A Junior Preferred Stock (1,500,000 shares authorized as of
          December 31, 1998 and 1997, respectively; par value $.01; none issued) ....        --           --
   Common Stock (100,000,000 shares authorized; 60,255,117 and 59,437,514 shares issued as of December 31, 1998 and 1997, respectively; par
       value $.01) ..................................................................         603          594
Less: Treasury Stock, at cost (109,192 shares) ......................................      (1,038)      (1,038)
Capital in Excess of Par Value ......................................................     237,441      229,365
Accumulated Other Comprehensive Income, net of tax benefit of $3,181 ................      (7,232)      (7,513)
Retained Deficit ....................................................................     (71,761)    (101,809)
                                                                                        ---------    ---------
         Total Stockholders' Equity .................................................     218,013      179,599
                                                                                        ---------    ---------
         Total Liabilities and Stockholders' Equity .................................   $ 643,378    $ 566,593
                                                                                        =========    =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                 1998         1997         1996
                                                               ---------    ---------    ---------
Operating Revenues
   Transportation services
     Passenger Services ....................................   $ 727,786    $ 658,396    $ 597,779
     Package express .......................................      33,790       35,676       33,527
   Food services ...........................................      31,127       29,611       27,487
   Other operating revenues ................................      53,293       47,439       42,065
                                                               ---------    ---------    ---------
         Total Operating Revenues ..........................     845,996      771,122      700,858
                                                               ---------    ---------    ---------
Operating Expenses
   Maintenance .............................................      83,444       77,022       73,441
   Transportation ..........................................     201,190      187,311      170,979
   Agents' commissions and station costs ...................     155,799      141,100      131,715
   Marketing, advertising and traffic ......................      27,349       26,860       25,811
   Insurance and safety ....................................      49,748       45,860       41,088
   General and administrative ..............................      99,836       91,307       81,012
   Depreciation and amortization ...........................      36,332       31,259       30,682
   Operating taxes and licenses ............................      56,703       51,511       49,831
   Operating rents .........................................      65,756       59,105       53,993
   Cost of goods sold - Food services ......................      20,656       19,631       18,750
   Other operating expenses ................................       2,352        3,050        2,752
                                                               ---------    ---------    ---------
         Total Operating Expenses ..........................     799,165      734,016      680,054
                                                               ---------    ---------    ---------
Operating Income ...........................................      46,831       37,106       20,804
Interest Expense ...........................................      27,899       27,657       27,346
                                                               ---------    ---------    ---------
Net Income (Loss) Before Income Taxes ......................      18,932        9,449       (6,542)
Income Tax Provision (Benefit) .............................     (16,856)       1,051           62
Minority Interest ..........................................         556         --           --
                                                               ---------    ---------    ---------
Net Income (Loss) Before Extraordinary Item ................      35,232        8,398       (6,604)
Extraordinary Item .........................................        --         25,323         --
                                                               ---------    ---------    ---------
Net Income (Loss) ..........................................      35,232      (16,925)      (6,604)
Preferred Dividends ........................................       5,184        3,648         --
                                                               ---------    ---------    ---------
Net Income (Loss) Attributable to Common Stockholders ......   $  30,048    $ (20,573)   $  (6,604)
                                                               =========    =========    =========
Net Income (Loss) Attributable to Common Stockholders
     Before Extraordinary Item .............................   $  30,048    $   4,750    $  (6,604)
                                                               =========    =========    =========

Net Income (Loss) Per Share of Common Stock:
   Basic
     Net Income (Loss) Attributable to Common Stockholders
          Before Extraordinary Item ........................   $    0.50    $    0.08    $   (0.11)
     Extraordinary Item ....................................        --          (0.43)        --
                                                               ---------    ---------    ---------
     Net Income (Loss) Attributable to Common Stockholders .   $    0.50    $   (0.35)   $   (0.11)
                                                               =========    =========    =========
   Diluted
     Net Income (Loss) Attributable to Common Stockholders
          Before Extraordinary Item ........................   $    0.47    $    0.08    $   (0.11)
     Extraordinary Item ....................................        --          (0.42)        --
                                                               ---------    ---------    ---------
     Net Income (Loss) Attributable to Common Stockholders .   $    0.47    $   (0.34)   $   (0.11)
                                                               =========    =========    =========


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                             PREFERRED STOCK                  COMMON STOCK
                                                        SHARES           AMOUNT         SHARES          AMOUNT
                                                     -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1995 .......................            --     $        --            58,277   $         583
Issuance of stock in connection with
   employee option and 401 (k) programs ..........            --              --               192               2
Comprehensive Income:
     Adjustment for unfunded
          accumulated pension obligation .........            --              --              --              --
     Net Loss ....................................            --              --              --              --

         Total Comprehensive Income (Loss) .......
                                                     -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1996 .......................            --              --            58,469             585

Issuance of stock in connection with
   employee option and 401 (k) programs ..........            --              --               801               7
Issuance of preferred stock ......................           2,400          60,000            --              --
Dividends on preferred stock .....................            --              --              --              --
Acquisition of Carolina ..........................            --              --               168               2
Benefit of pre-bankruptcy deferred tax assets ....            --              --              --              --
Comprehensive Income:
     Adjustment for unfunded
         accumulated pension obligation ..........            --              --              --              --
     Net Loss ....................................            --              --              --              --

              Total Comprehensive Income (Loss) ..
                                                     -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1997 .......................           2,400          60,000          59,438             594

Issuance of stock in connection with
   employee option and 401 (k) programs,
   including tax benefit of $844 .................            --              --               817               9
Dividends on preferred stock .....................            --              --              --              --
Benefit of pre-bankruptcy deferred tax assets ....            --              --              --              --
Comprehensive Income:
   Market value adjustment for securities held ...            --              --              --              --
   Adjustment for unfunded accumulated
       pension obligation, net of tax of $857 ....            --              --              --              --
   Deferred tax benefit on  prior years
       unfunded accumulated pension obligation ...            --              --              --              --
   Net Income ....................................            --              --              --              --
       Total Comprehensive Income ................
                                                     -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1998 .......................           2,400   $      60,000          60,255   $         603
                                                     =============   =============   =============   =============


                                                                                       CAPITAL IN
                                                              TREASURY STOCK            EXCESS OF         RETAINED
                                                         SHARES          AMOUNT         PAR VALUE         DEFICIT
                                                     -------------   -------------    -------------    -------------
BALANCE, DECEMBER 31, 1995 .......................             109   $      (1,038)   $     228,421    $     (74,632)
Issuance of stock in connection with
   employee option and 401 (k) programs ..........            --              --                682             --
Comprehensive Income:
     Adjustment for unfunded
          accumulated pension obligation .........            --              --               --               --
     Net Loss ....................................            --              --               --             (6,604)

         Total Comprehensive Income (Loss) .......
                                                     -------------   -------------    -------------    -------------
BALANCE, DECEMBER 31, 1996 .......................             109          (1,038)         229,103          (81,236)

Issuance of stock in connection with
   employee option and 401 (k) programs ..........            --              --              1,385             --
Issuance of preferred stock ......................            --              --             (2,440)            --
Dividends on preferred stock .....................            --              --               --             (3,648)
Acquisition of Carolina ..........................            --              --                748             --
Benefit of pre-bankruptcy deferred tax assets ....            --              --                569             --
Comprehensive Income:
     Adjustment for unfunded
         accumulated pension obligation ..........            --              --               --               --
     Net Loss ....................................            --              --               --            (16,925)

              Total Comprehensive Income (Loss) ..
                                                     -------------   -------------    -------------    -------------
BALANCE, DECEMBER 31, 1997 .......................             109          (1,038)         229,365         (101,809)

Issuance of stock in connection with
   employee option and 401 (k) programs,
   including tax benefit of $844 .................            --              --              3,785             --
Dividends on preferred stock .....................            --              --               --             (5,184)
Benefit of pre-bankruptcy deferred tax assets ....            --              --              4,291             --
Comprehensive Income:
   Market value adjustment for securities held ...            --              --               --               --
   Adjustment for unfunded accumulated
       pension obligation, net of tax of $857 ....            --              --               --               --
   Deferred tax benefit on  prior years
       unfunded accumulated pension obligation ...            --              --               --               --
   Net Income ....................................            --              --               --             35,232
       Total Comprehensive Income ................
                                                     -------------   -------------    -------------    -------------
BALANCE, DECEMBER 31, 1998 .......................             109   $      (1,038)   $     237,441    $     (71,761)
                                                     =============   =============    =============    =============
















                                                     ACCUMULATED
                                                         OTHER            TOTAL
                                                     COMPREHENSIVE    COMPREHENSIVE
                                                        INCOME           INCOME
                                                     -------------    -------------
BALANCE, DECEMBER 31, 1995 .......................   $      (3,572)   $        --
Issuance of stock in connection with
   employee option and 401 (k) programs ..........            --               --
Comprehensive Income:
     Adjustment for unfunded
          accumulated pension obligation .........          (2,961)          (2,961)
     Net Loss ....................................            --             (6,604)
                                                                      -------------
         Total Comprehensive Income (Loss) .......                    $      (9,565)
                                                     -------------    =============
BALANCE, DECEMBER 31, 1996 .......................          (6,533)

Issuance of stock in connection with
   employee option and 401 (k) programs ..........            --      $        --
Issuance of preferred stock ......................            --               --
Dividends on preferred stock .....................            --               --
Acquisition of Carolina ..........................            --               --
Benefit of pre-bankruptcy deferred tax assets ....            --               --
Comprehensive Income:
     Adjustment for unfunded
         accumulated pension obligation ..........            (980)            (980)
     Net Loss ....................................            --            (16,925)
                                                                      -------------
              Total Comprehensive Income (Loss) ..                    $     (17,905)
                                                     -------------    =============
BALANCE, DECEMBER 31, 1997 .......................          (7,513)

Issuance of stock in connection with
   employee option and 401 (k) programs,
   including tax benefit of $844 .................            --      $        --
Dividends on preferred stock .....................            --               --
Benefit of pre-bankruptcy deferred tax assets ....            --               --
Comprehensive Income:
   Market value adjustment for securities held ...            (682)            (682)
   Adjustment for unfunded accumulated
       pension obligation, net of tax of $857 ....          (1,361)          (1,361)
   Deferred tax benefit on  prior years
       unfunded accumulated pension obligation ...           2,324            2,324
   Net Income ....................................            --             35,232
                                                                      -------------
       Total Comprehensive Income ................                    $      35,513
                                                     -------------    =============
BALANCE, DECEMBER 31, 1998 .......................   $      (7,232)
                                                     =============



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1998         1997         1996
                                                                                ---------    ---------    ---------
Cash Flows From Operating Activities
   Net Income (Loss) ........................................................   $  35,232    $ (16,925)   $  (6,604)
   Extraordinary item .......................................................        --         25,323         --
   Non-cash expenses and gains included in net income (loss)
     Depreciation and amortization ..........................................      36,332       31,259       30,683
     Other non-cash expenses and gains, net .................................     (19,134)       1,618        1,962
Net Change in Certain Operating Assets and Liabilities
     Accounts receivable ....................................................      (4,121)      (1,099)      (2,932)
     Inventories ............................................................      (1,032)        (278)        (225)
     Prepaid expenses .......................................................         273        5,359         (826)
     Other current assets ...................................................       1,608         (261)      (1,791)
     Insurance and security deposits ........................................       3,042        3,838         (247)
     Intangible assets ......................................................      (5,911)     (11,610)      (6,038)
     Accounts payable .......................................................      (5,469)       6,798        5,875
     Accrued liabilities ....................................................        (545)       7,335          237
     Reserve for injuries and damages .......................................       1,985       (1,999)      (5,698)
     Unredeemed tickets .....................................................       1,817          501          383
     Other liabilities ......................................................       2,012          (16)       1,251
                                                                                ---------    ---------    ---------
        Net Cash Provided by Operating Activities ...........................      46,089       49,843       16,030
                                                                                ---------    ---------    ---------
Cash Flows From Investing Activities
     Capital expenditures  (see Note 3) .....................................     (33,706)     (45,114)     (38,402)
     Proceeds from assets sold ..............................................       3,935        6,547       16,680
     Payments for business acquisitions, net of cash acquired  (see Note 3) .     (10,924)     (40,104)        --
     Buyout of MDFC lease ...................................................        --           --         (1,624)
     Other investing activities .............................................      (6,753)      (2,146)        (758)
                                                                                ---------    ---------    ---------
        Net Cash Used for Investing Activities ..............................     (47,448)     (80,817)     (24,104)
                                                                                ---------    ---------    ---------
Cash Flows From Financing Activities
     Payments on debt and capital lease obligations .........................      (5,730)     (20,297)      (9,551)
     Proceeds from long-term borrowings .....................................        --           --          4,106
     Proceeds from 11 1/2%  Senior Notes and 8 1/2% Convertible
          Exchangeable Preferred Stock Issuance .............................        --        203,031         --
     Redemption of 10% Senior Notes .........................................        --       (161,022)        --
     Payment of 8 1/2% Convertible Exchangeable Preferred Stock dividends ...      (5,184)      (2,784)        --
     Retirement of interest swap ............................................        --         (3,010)        --
     Proceeds from issuance of Common Stock .................................       2,950        1,097          258
     Net change in revolving credit facility ................................      12,007       15,113       10,665
                                                                                ---------    ---------    ---------
        Net Cash Provided by Financing Activities ...........................       4,043       32,128        5,478
                                                                                ---------    ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents ........................       2,684        1,154       (2,596)
Cash and Cash Equivalents, Beginning of Period ..............................       2,052          898        3,494
                                                                                ---------    ---------    ---------
Cash and Cash Equivalents, End of Period ....................................   $   4,736    $   2,052    $     898
                                                                                =========    =========    =========



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.  BACKGROUND AND OPERATING ENVIRONMENT

     Greyhound Lines, Inc. and subsidiaries (the "Company") is the only nationwide provider of scheduled intercity bus service in the United States. The Company provides various services including scheduled passenger service, package express service and food services at certain terminals. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of 2,677 buses and approximately 1,800 sales outlets. The Company's operating subsidiaries include Texas, New Mexico & Oklahoma Coaches, Inc. ("TNM&O"), Vermont Transit Co., Inc. ("Vermont Transit"), Carolina Coach Company ("Carolina"), Valley Transit Co., Inc. ("Valley"), Sistema Internacional de Transporte de Autobuses, Inc. ("SITA") and PRB Acquisition, LLC ("Peoria-Rockford"). The Company is subject to regulation by the Department of Transportation (the "DOT") and certain states.

     On March 16, 1999, the Company's shareholders approved the Agreement and Plan of Merger with Laidlaw Inc. ("Laidlaw") and Laidlaw Transit Acquisition Corp., a wholly owned subsidiary of Laidlaw ("Laidlaw Transit"), pursuant to which Laidlaw Transit was merged with and into the Company (the "Merger"), with the Company, as the surviving corporation, becoming a subsidiary of Laidlaw. (see Note 20)

2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company. Investments in companies that are 20% to 50% owned ("affiliates") are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated.

Certain Reclassifications

     Certain reclassifications have been made to the prior period statements to conform them to the December 31, 1998, classifications.

Cash and Cash Equivalents

     Cash and cash equivalents include short-term investments that are part of the Company's cash management portfolio. These investments are highly liquid and have original maturities of three months or less.

Inventories

     Inventories are stated at the lower of cost or market, with costs determined using the first-in, first-out method.

Property, Plant and Equipment

     Property, plant and equipment, including capitalized leases, are recorded at cost, including interest during construction, if any. Depreciation is recorded over the estimated useful lives or lease terms, net of assumed residual values, ranging from three to twenty years for structures and improvements, four to twelve years for revenue equipment, and five to ten years for all other items. The Company principally uses the straight-line method of depreciation for financial reporting purposes and accelerated methods for tax reporting purposes. Maintenance costs are expensed as incurred, and renewals and betterments are capitalized.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

Investments and Security Deposits

     Equity securities held by the Company are classified as "available-for-sale" securities and reported at fair value. Any unrealized holding gains or losses, net of taxes, are excluded from operating results and are recognized as a separate component of stockholders' equity until realized. Fair value of the securities is determined based on market prices and gains and losses are determined using the securities' cost. As of December 31, 1998, the Company has only one investment classified as an "available-for-sale" security. This security has an unrealized loss of $0.7 million, for which no tax benefit is recognized as it is more likely than not that the Company will not have an offsetting capital gain within five years, as is required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Debt securities included in security deposits are recorded at cost plus earned interest as it is the intent of the Company to hold these securities until maturity. As a result, the temporary gains and losses associated with the market value of these securities are excluded from operating results, stockholders' equity and comprehensive income.

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

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

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

Earnings Per Share

     Basic earnings (loss) per common share is calculated by dividing net income
(loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock"). The calculation of diluted earnings (loss) per share of Common Stock considers the effect of Common Stock equivalents outstanding during the period, the conversion of the Company's
8 1/2% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") and 8 1/2% Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. For the year ended December 31, 1998, the assumed conversion of the Convertible Debentures has an anti-dilutive effect. For the year ended December 31, 1997, the assumed conversion of the Preferred Stock and Convertible Debentures has an anti-dilutive effect. Additionally, for the year ended December 31, 1996, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures has an anti-dilutive effect. As a result, these shares as detailed above by year, are excluded from the final determination of the weighted average shares outstanding at the respective dates.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     The following tables detail the components utilized to calculate earnings per share for 1998, 1997 and 1996.

                                                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                                             ---------------------------------------
                                                                            WEIGHTED
                                                                             AVERAGE     PER-SHARE
                                                               INCOME        SHARES        AMOUNT
                                                             -----------   -----------    -----------
     BASIC EARNINGS PER SHARE
         Net Income attributable to common shareholders ..   $30,048,000    59,899,742   $      0.50
                                                             ===========   ===========   ===========

         Effect of Dilutive Securities :
           Assumed Preferred Stock Conversion ............     5,184,000    12,307,692
           Options issued to Company employees
                 and Members of the Board of Directors ...          --       2,679,881
                                                             -----------   -----------

     DILUTED EARNINGS PER SHARE
         Net Income attributable to common
            shareholders plus assumed conversions ........   $35,232,000    74,887,315   $      0.47
                                                             ===========   ===========   ===========

                                                              FOR THE YEAR ENDED DECEMBER 31, 1997
                                                             ---------------------------------------
                                                                            WEIGHTED
                                                                             AVERAGE     PER-SHARE
                                                               INCOME        SHARES        AMOUNT
                                                             -----------   -----------    -----------
     BASIC EARNINGS PER SHARE
         Net Income attributable to common
            shareholders before Extraordinary Item .......   $ 4,750,000     58,964,093   $      0.08
                                                             ===========    ===========   ===========

         Effect of Dilutive Securities :
           Options issued to Company employees
                 and Members of the Board of Directors ...          --        1,737,481
                                                             -----------   -----------

     DILUTED EARNINGS PER SHARE
         Net Income attributable to
            common shareholders plus assumed
            conversions before Extraordinary Item ........   $ 4,750,000     60,701,574   $      0.08
                                                             ===========    ===========   ===========

                                                              FOR THE YEAR ENDED DECEMBER 31, 1996
                                                             ---------------------------------------
                                                                            WEIGHTED
                                                                             AVERAGE     PER-SHARE
                                                               INCOME        SHARES        AMOUNT
                                                             -----------   -----------    -----------
     BASIC AND DILUTED EARNINGS PER SHARE
         Net Loss attributable to common shareholders ....   $(6,604,000)    58,263,327   $     (0.11)
                                                             ===========    ===========   ===========

Future Accounting Changes

     Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," is effective for the Company's fiscal year beginning January 1, 2000. SFAS No. 133 established standards for the accounting and reporting of derivative instruments and hedging activities. As of

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

December 31, 1998, the Company has no derivative instruments or hedging activities that apply to SFAS No. 133. The Company has entered into two advance purchase commitments for fuel; however, as defined by SFAS No. 133, this is specifically excluded as a derivative instrument.

3.  STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

     Cash paid for interest was $26.3 million, $29.4 million and $24.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. There were no cash payments for federal income taxes for the years ended December 31, 1998, 1997 and 1996, other than payments related to an Internal Revenue Service audit of the Company's 1987 through 1989 tax returns which resulted in a $0.3 million payment in 1996.

     Significant non-cash investing and financing activities during 1998 included a garage that was acquired under a capital lease for $1.0 million. In 1997, non-cash activity included $0.9 million primarily related to stock issued in July 1997 for consideration in the purchase of Carolina. In 1996, non-cash activity included 77 buses which were acquired under a capital lease for $17.9 million and computer equipment which was acquired under a capital lease for $2.1 million.

4.  INVENTORIES

     Inventories consisted of the following (in thousands):

                                                                           DECEMBER 31,
                                                                     ----------------------
                                                                       1998         1997
                                                                     ---------    ---------
     Service parts ...............................................   $   3,811    $   3,055
     Fuel ........................................................         631          576
     Food service operations .....................................       1,468        1,202
                                                                     ---------    ---------
        Total Inventories ........................................       5,910        4,833
        Less:  Allowance for shrinkage ...........................        (205)        (175)
                                                                     ---------    ---------
           Inventories, net ......................................   $   5,705    $   4,658
                                                                     =========    =========

5.  PREPAID EXPENSES

     Prepaid expenses consisted of the following (in thousands):

                                                                          DECEMBER 31,
                                                                       1998         1997
                                                                     ---------    ---------
     Insurance ...................................................   $     813    $   1,520
     Taxes and licenses ..........................................       1,645        1,064
     Rents .......................................................       1,493        1,424
     Other .......................................................       1,219          941
                                                                     ---------    ---------
       Prepaid expenses ..........................................   $   5,170    $   4,949
                                                                     =========    =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

6.  OTHER CURRENT ASSETS

     Other current assets consisted of the following (in thousands):

                                                                                         DECEMBER 31,
                                                                                 ---------------------------
                                                                                   1998               1997
                                                                                 -------            --------
     Deposits on insurance...................................................    $ 8,658            $  6,838
     Other deposits..........................................................        465                 738
     Deferred acquisition costs..............................................          -               1,128
     Other...................................................................        784                 990
                                                                                 -------            --------
       Other current assets..................................................    $ 9,907            $  9,694
                                                                                 =======            ========

     The deposits on insurance held as of December 31, 1998 and 1997, are the current portion of self-insurance deposits required by the Company's primary insurance carrier to cover interstate and certain intrastate claims for bodily injury and property damage liability. Deferred acquisition costs for 1997 represent costs associated with acquisitions made by SITA in 1998. These acquisition costs were considered as part of the total cost of the acquisitions under purchase accounting.

7.  BENEFIT PLANS

Pension Plans

     The Company has ten defined benefit pension plans. The first plan (the "ATU Plan") covers substantially all of the Company's ongoing hourly employees hired before November 1, 1983. The ATU Plan provides normal retirement benefits to the covered employees based upon a percentage of average final earnings, reduced pro rata for service of less than 15 years. Participants in this plan will continue to accrue benefits as long as no contributions are due from the Company. In the event a contribution is required, the plan benefits will be frozen until such time as the assets of the plan exceed 115% of the plan liabilities. The second plan covered salaried employees through May 7, 1990, when the plan was curtailed. The third plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics represented by the International Association of Machinists and Aerospace Workers. The remaining seven plans are held by TNM&O, Vermont Transit, Carolina and Peoria-Rockford and cover substantially all of their salaried and hourly personnel. It is the Company's policy to fund the minimum required contribution under existing laws.

                                                                                  YEARS ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                   1998              1997
                                                                              -----------       -----------
   CHANGE IN BENEFIT OBLIGATION:                                                     (IN THOUSANDS)
   Benefit Obligation at Beginning of Year.................................   $   729,421       $   717,040
   Service Cost............................................................         4,614             4,589
   Interest Cost...........................................................        51,011            51,711
   Plan Participants' Contributions........................................           137                 -
   Plans Transferred from Acquisition......................................           922            22,406
   Actuarial Gain..........................................................        43,649            14,596
   Benefits Paid...........................................................       (80,382)          (80,921)
                                                                              -----------       -----------
   Benefit Obligation at End of Year.......................................   $   749,372       $   729,421
                                                                              -----------       -----------

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                 YEARS ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                   1998              1997
                                                                              -----------       -----------
   CHANGE IN PLAN ASSETS:                                                            (IN THOUSANDS)
   Fair Value of Plan Assets at Beginning of Year..........................   $   820,168       $   758,481
   Actual Return on Plan Assets............................................        67,340           121,107
   Employer Contribution...................................................         2,219               625
   Plans Transferred from Acquisition......................................           612            20,810
   Plan Participants' Contributions........................................           203                66
   Benefits Paid...........................................................       (80,382)          (80,921)
                                                                              -----------       -----------
   Fair Value of Plan Assets at End of Year................................   $   810,160       $   820,168
                                                                              -----------       -----------

   Funded Status...........................................................   $    60,788       $    90,747
   Unrecognized Net Gain...................................................       (32,333)          (65,979)
                                                                              -----------       -----------
   Prepaid Benefit Cost (Net Amount Recognized)............................   $    28,455       $    24,768
                                                                              -----------       -----------

                                                                                  YEARS ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                   1998              1997
                                                                              -----------       -----------
   AMOUNTS RECOGNIZED IN THE STATEMENTS OF FINANCIAL POSITION:                       (IN THOUSANDS)
   Prepaid Benefit Cost....................................................   $    26,257       $    23,683
   Accrued Benefit Liability...............................................        (7,533)           (6,428)
   Accumulated Other Comprehensive Income..................................         9,731             7,513
                                                                              -----------       ------------
   Prepaid Benefit Cost (Net Amount Recognized)............................   $    28,455       $    24,768
                                                                              -----------       -----------

     Six of the Company's pension plans have accumulated benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $66,710, $65,916 and $56,699, respectively, as of December 31, 1998. Three of the Company's pension plans have accumulated benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $60,458, $59,529 and $52,296, respectively, as of December 31, 1997. Seven of the Company's pension plans have projected benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $70,876, $68,842 and $60,595, respectively, as of December 31, 1998. Six of the Company's pension plans have projected benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $66,216, $64,021 and $57,761, respectively, as of December 31, 1997.

     Plan assets consist primarily of government-backed securities, corporate equity securities, guaranteed insurance contracts, annuities and corporate debt obligations.

     In determining the benefit obligations and service costs for the Company's defined benefit pension plans, the following assumptions were used:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                   1998              1997
                                                                              -----------       -----------
   WEIGHTED-AVERAGE ASSUMPTIONS FOR END OF YEAR DISCLOSURE:
   Weighted average discount rate..........................................       6.75%              7.25%
   Rate of salary progression..............................................    0.00-6.00%         0.00-6.00%
   Expected long-term rate of return on plan Assets........................    7.25-9.00%         7.60-9.00%

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                 YEARS ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                   1998              1997
                                                                              -----------       -----------
   COMPONENTS OF NET PERIODIC PENSION COST:                                           (IN THOUSANDS)
   Service Cost............................................................   $     4,614       $     4,589
   Interest Cost...........................................................        51,011            51,711
   Expected Return on Assets...............................................       (57,507)          (56,007)
   Amortization of Actuarial Loss                                                     303                 -
                                                                              -----------       -----------
   Net Periodic Pension (Income) Cost......................................   $    (1,579)      $       293
                                                                              -----------       -----------

     Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions," required the Company to record an increase in the additional minimum liability of $1.4 million, net of a $0.8 million tax benefit as of December 31, 1998 and $1.0 million as of December 31, 1997. This provision is reflected as a component of other comprehensive income. Included in the above is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics, for which the Company made contributions of $0.5 million and $0.4 million for the years ended December 31, 1998 and 1997, respectively.

Cash or Deferred Retirement Plans

     The Company sponsors 401(k) cash or deferred retirement plans that cover substantially all of its ongoing salaried, hourly and represented employees. Costs to the Company related to these plans were $1.9 million, $1.7 million, and $2.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. On October 31, 1991, the Company contributed 500,000 shares of its Common Stock to an employee stock ownership plan for its employees. Effective December 31, 1994, this plan was amended to merge it into the Company's 401(k) profit sharing plan. An IRS determination letter relating to this merger was filed and received in 1996.

Other Plans

     A contributory trusteed health and welfare plan has been established for all active hourly employees which are represented by collective bargaining agreements and a contributory health and welfare plan has been established for salaried employees and hourly employees who are not represented by collective bargaining agreements. For the years ended December 31, 1998, 1997 and 1996, the Company incurred costs of $18.1 million, $17.8 million, and $16.3 million, respectively, related to these plans. No post-retirement health and welfare plans exist.

     The Company also has a Supplemental Executive Retirement Plan (the "SERP"), which covers only key executives of the Company. During 1995, the SERP was converted from a defined benefit plan to a defined contribution plan. For the years ended December 31, 1998, 1997 and 1996, the Company incurred costs of $0.6 million, $0.2 million and $0.4 million, respectively.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

8.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                          ------------------------
                                                             1998          1997
                                                          ----------    ----------
   Land and improvements ..............................   $   90,258    $   85,809
   Structures and improvements
     Owned ............................................      111,445       101,854
     Capitalized leased assets ........................        1,626           650
     Lease interests ..................................        4,376         6,540
     Leasehold improvements ...........................       35,417        28,757
   Revenue equipment
     Owned ............................................      170,506       149,627
     Capitalized leased assets ........................       36,046        36,101
     Leasehold improvements ...........................        3,957         3,123
   Furniture and fixtures .............................       49,050        42,778
   Vehicles, machinery and equipment
     Owned ............................................       11,204        10,427
                                                          ----------    ----------
   Property, plant and equipment ......................      513,885       465,666
       Accumulated depreciation .......................     (151,468)     (124,374)
                                                          ----------    ----------
           Property, plant and equipment, net .........   $  362,417    $  341,292
                                                          ==========    ==========

     During 1998, the Company took delivery of 293 buses, all but three of which were manufactured by Motor Coach Industries, Inc. or its affiliate, Dina Autobuses, S.A. de C.V. The Company purchased 23 of these buses and the remaining were financed as long-term operating leases.

     The Company paid $10.3 million to Viad Corp. ("Viad") in the fourth quarter of 1997 to acquire terminal facilities in San Jose, CA, Nashville, TN and Reno, NV and Viad's joint venture interests in the terminals in Denver, CO, and Albuquerque, NM.

     Accumulated depreciation of capitalized leased revenue equipment amounted to $14.9 million and $12.1 million at December 31, 1998 and 1997, respectively.

9.  INSURANCE AND SECURITY DEPOSITS

     Insurance and security deposits consisted of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                             ---------------------------
                                                                               1998            1997
                                                                             ---------         ---------
   Insurance deposits......................................................  $  32,443         $  37,205
   Security deposits.......................................................     31,808            33,756
   Other...................................................................      3,657             1,732
                                                                             ---------         ---------
           Insurance and security deposits.................................  $  67,908         $  72,693
                                                                             =========         =========

     Insurance deposits are required by the Company's self-insurance authorizations and the Company's primary insurance carrier to cover self-insured interstate and certain intrastate auto liability as well as workers' compensation coverage in certain states. Security deposits include two separate deposits pledged as collateral in connection with the sale and leaseback of 319 buses and the sale and leaseback of 125 buses.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

10.  INTANGIBLE ASSETS

     Intangible assets consisted of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                             ---------------------------
                                                                               1998              1997
                                                                             ---------         ---------
   Trademarks..............................................................  $  10,198         $  10,198
   Software................................................................     34,398            30,561
   Debt issuance costs.....................................................     10,741            10,082
   Deferred lease costs....................................................      2,841             1,652
   Other...................................................................         29                28
                                                                             ---------         ---------
   Intangible assets.......................................................     58,207            52,521
     Accumulated amortization..............................................    (28,503)          (22,188)
                                                                             ---------         ---------
       Intangible assets, net..............................................  $  29,704         $  30,333
                                                                             =========         =========

     Trademarks are amortized using the straight-line method over 15 years.

11.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                             ---------------------------
                                                                               1998              1997
                                                                             ---------         ---------
   Compensation, benefits and payroll-related taxes........................  $  20,036         $  26,375
   Bus operating leases and rentals........................................      7,748             5,900
   Interest................................................................      4,288             4,145
   Operating, property and income taxes....................................      6,161             3,998
   Dividends payable.......................................................        864               864
   Other expenses..........................................................     25,722            20,955
                                                                             ---------         ---------
       Accrued liabilities.................................................  $  64,819         $  62,237
                                                                             =========         =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

12.  LONG-TERM DEBT AND INTEREST EXPENSE

     Long-term debt consisted of the following (in thousands):

                                                                                       DECEMBER 31,
                                                                                 ----------------------
                                                                                   1998          1997
                                                                                 ---------    ---------
   Secured Indebtedness
     Revolving bank loans, prime plus 0.25% or LIBOR plus 1.75%
         (weighted average 7.7%) as of December 31, 1998 and
       prime plus 0.75% or LIBOR plus 2.25% (weighted average
       8.6%) as of December 31, 1997, due 2002 ...............................   $  37,785    $  25,778
     Capital lease obligations (weighted average 10.8% at December 31, 1998
       and 10.4% at December 31, 1997) due through 2033 ......................      31,967       26,635
     Real estate mortgages (9.5% at December 31, 1998 and 11.2% at
        December 31, 1997) due through 2006 ..................................         623          205
   Unsecured Indebtedness
     11 1/2% Senior notes, due 2007 ..........................................     150,000      150,000
     8 1/2% Convertible debentures, due 2007 .................................       9,804        9,804
     Other long-term debt (weighted average 5.6% at December 31, 1998)
       due through 2008 ......................................................       3,479         --
                                                                                 ---------    ---------
   Long-term debt ............................................................     233,658      212,422
     Less current maturities .................................................      (7,970)      (4,469)
                                                                                 ---------    ---------
         Long-term debt, net .................................................   $ 225,688    $ 207,953
                                                                                 =========    =========

Revolving Credit Facility

     The Company was a party to a Revolving Credit Facility which was amended on April 20, 1998. The amended facility increased the borrowing availability from $125.0 million to $150.0 million. The Revolving Credit Facility consisted of (i) a revolving facility providing for advances of up to $117.5 million based on the liquidation value of certain bus collateral, (ii) a revolving facility providing for advances of up to $2.5 million based on a formula of eligible accounts receivable and (iii) a real estate facility providing for borrowings of up to $35.0 million based on fair market value of certain core real property collateral with a maximum combined borrowing base of $150.0 million. As of December 31, 1998, the Company had total availability of $93.1 million under the Revolving Credit Facility. The Revolving Credit Facility was secured by liens on substantially all of the assets of the Company. The Revolving Credit Facility was subject to certain operating and financial covenants, including maintenance of a minimum consolidated net worth, ratio of total indebtedness to cash flow and ratio of cash flow to interest expense. In addition, non-bus capital expenditures were limited to $30.0 million annually with no spending limitations on bus purchases. As of December 31, 1998, the Company was in compliance with all such covenants. Following the Merger, all amounts outstanding under the Revolving Credit Facility were paid and the Revolving Credit Facility was terminated (see Note 20).

11 1/2% Senior Notes

     The Company's 11 1/2% Senior Notes due 2007 (the "11 1/2% Senior Notes") bear interest at the rate of 11 1/2% per annum, payable each April 15 and October 15. The 11 1/2% Senior Notes are redeemable at the option of the Company in whole or in part, at any time on or after April 15, 2002, at redemption prices of 105.750% in 2002, 103.834% in 2003, 101.917% in 2004 and 100% in 2005
and thereafter plus any accrued but unpaid interest. The 11 1/2% Senior Note indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, sell assets or enter into certain mergers or consolidations. As of December 31, 1998, the Company was in compliance with all such covenants. As a result of the Merger, the Company will be required to

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
make a one-time offer to repurchase all or any part of each holder's 11 1/2% Senior Notes at a price equal to 101% of the principal amount thereof plus interest (see Note 20).

Convertible Debentures

     During 1992, the Company issued $98.9 million of 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") of which $9.8 million remains outstanding. Interest on the Convertible Debentures is payable semiannually (each March 31 and September 30). At the option of the holders thereof, prior to the Merger, the Convertible Debentures were convertible into shares of Common Stock at any time prior to maturity (unless earlier redeemed or repurchased), at a conversion rate of approximately 80.81 shares of Common Stock per $1,000 principal amount of Convertible Debentures. Following the Merger, the Convertible Debentures may be converted into $525.27 in cash per $1,000 principal amount of Convertible Debentures. The Company will be required to make a one-time offer to repurchase all or any part of each holder's Convertible Debentures at a price equal to 100% of the principal amount thereof plus interest (see Note 20).

Other long-term debt

     Other long-term debt relates to debt associated with certain of the acquisitions. These debt instruments are unsecured.

Other

     For the year ended December 31, 1997, the Company recorded an extraordinary loss of $25.3 million relating to (i) the retirement of an interest rate swap ($2.5 million), (ii) the retirement of the Company's 10% Senior Notes due 2001 ($21.3 million) and (iii) the write-off of debt issuance costs related to the Revolving Credit Facility in place prior to the amended and restated Revolving Credit Facility that was completed in May 1997 ($1.5 million).

     At December 31, 1998, maturities of long-term debt for the next five fiscal years ending December 31 and all years thereafter, are as follows (in thousands):

             1999.............................................  $    7,970
             2000.............................................       8,559
             2001.............................................       5,069
             2002.............................................      42,661
             2003 ............................................       7,159
             Thereafter.......................................     162,240
                                                                ----------
                                                                $  233,658
                                                                ==========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

13.  INCOME TAXES

Income Tax Provision

     The income tax provision consisted of the following (in thousands):

                                                                                      YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                 1998          1997         1996
                                                                             ----------      -------      --------
     Current
        Federal...........................................................   $   6,843      $   --        $   --
        State.............................................................         862           482            62
                                                                             ---------      --------      --------
              Total Current...............................................       7,705           482            62
                                                                             ---------      --------      --------

     Deferred
        Federal...........................................................     (22,376)          478          --
        State.............................................................      (2,185)           91          --
                                                                             ---------      --------      --------
              Total Deferred..............................................     (24,561)          569          --
                                                                             ---------      --------      --------
              Income tax provision (benefit)..............................   $ (16,856)     $  1,051      $     62
                                                                             =========      ========      ========

Effective Tax Rate

     The differences, expressed as a percentage of income before taxes and extraordinary items, between the statutory and effective federal income tax rates are as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                            -------------------------------------
                                                                              1998          1997          1996
                                                                            ---------     ---------     ---------
     Statutory tax rate .................................................        35.0%         34.0%        (34.0)%
     State income taxes .................................................         4.6           6.1           1.0
     Unrecognized current year benefit ..................................        --            --            31.0
     Recognition of previously unrecognized deferred tax assets .........      (132.6)        (31.0)         --
     Other ..............................................................         4.0           2.0           3.0
                                                                            ---------     ---------     ---------
        Effective tax rate ..............................................       (89.0)%        11.1%          1.0%
                                                                            =========     =========     =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

Deferred Tax Assets

     Significant components of deferred income taxes at December 31, 1998 and 1997, were as follows (in thousands):

                                                                           DECEMBER 31,
                                                                    ------------------------
                                                                       1998          1997
                                                                    ----------    ----------
   Deferred Tax Assets
     Federal and state NOL carryforwards ........................   $   37,571    $   43,124
     Reserve for injuries and damages ...........................       18,703        16,943
     Other accrued expenses and reserves ........................        7,828         6,303
     Other deferred tax assets ..................................          716           245
                                                                    ----------    ----------
       Total deferred tax assets ................................       64,818        66,615
                                                                    ----------    ----------
   Deferred Tax Liabilities
     Tax over book depreciation and amortization ................       20,407        14,232
     Pension cost for tax purposes in excess of books ...........        6,546         8,749
     Other deferred tax liabilities .............................          874           398
                                                                    ----------    ----------
       Total deferred tax liabilities ...........................       27,827        23,379
                                                                    ----------    ----------
   Net deferred tax assets ......................................       36,991        43,236
   Valuation allowance ..........................................       (3,950)      (43,236)
                                                                    ----------    ----------
       Deferred tax assets, net of valuation allowance ..........   $   33,041    $     --
                                                                    ==========    ==========

     During 1998 the Company recognized deferred tax assets primarily related to net operating losses from prior years expected to be realized in the current or future years. These tax assets had been previously reserved; however, the Company recognized these tax assets due to a continued trend of earnings improvement and current and future expected positive earnings, as well as the successful negotiation of the new union agreement.

     The changes in the valuation allowance are as follows (in thousands):

                                                                                    1998          1997
                                                                                 ----------    ----------
(Decrease) Increase resulting from identification
   of additional temporary differences .......................................   $   (3,953)   $    1,136
(Decrease) related to income recorded as deferred tax benefit ................       (5,898)         --
(Decrease) in deferred income tax asset recorded to capital in excess of par .         (960)         (569)
Increase related to loss not recognized ......................................         --           5,741
Increase in deferred income tax asset for acquisitions .......................         --           1,959
Deferred tax asset recognized due to a change in estimate of future
   realization recorded as a deferred tax benefit ............................      (25,144)         --
Deferred tax asset recognized due to a change in estimate of future
   realization recorded as an increase in additional paid in capital .........       (3,331)         --
                                                                                 ----------    ----------

                            Net change in valuation allowance ................   $  (39,286)   $    8,267
                                                                                 ==========    ==========

Availability and Amount of NOL's

     As a result of an ownership change in 1994, Section 382 of the Internal Revenue Code (the "Code") requires that an annual limitation be placed on the amount of net operating loss ("NOL") carryforwards which the Company may utilize. Consequently, the Company's NOL carryforwards from 1994 are now subject to an annual limitation of $2.1 million. These NOL's are subject to a fifteen year carryforward period. Any unused portion of the current annual limitation may be carried forward to the following year. As a result, the Company will carry forward available NOL's

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
of $87.6 million, $23.1 million of which is subject to the annual $2.1 million limitation. The Merger resulted in an additional ownership change as defined by the Code. This new ownership change may impact the timing of the availability of the NOL carryforwards (see Note 20). The NOL carryforwards expire as follows (in thousands and before the effects of the Merger):

           2008...............................................  $   5,400
           2009...............................................     17,700
           2010...............................................     25,200
           2011...............................................     19,700
           2012...............................................     19,600
                                                                ---------
                                                                $  87,600
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

     For cash and cash equivalents, accounts receivable, and the revolving bank loans, the carrying amounts reported in the Consolidated Statements of Financial Position approximate fair value. Additionally, the Company has one equity security at December 31, 1998, which is publicly traded. This security is classified as "available-for-sale", and is reported on the Statements of Financial Position at fair value. The Company has no instruments that are held for trading purposes. The fair values of the short-term deposits and long-term insurance deposits are based upon quoted market prices at December 31, 1998 and 1997, where available. For the portion of short-term deposits and long-term insurance and security deposits where no quoted market price is available, the carrying amounts are believed to approximate fair value. For the other secured indebtedness, real estate mortgages and other long-term debt, the fair values are estimated using discounted cash flow analysis, based upon the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Senior Notes and the Convertible Debentures were based upon quoted market prices at December 31, 1998 and 1997.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997, are as follows (in thousands):

                                                            DECEMBER 31, 1998             DECEMBER 31, 1997
                                                       --------------------------    --------------------------
                                                        CARRYING         FAIR          CARRYING        FAIR
                                                         AMOUNT          VALUE          AMOUNT         VALUE
                                                       -----------    -----------    -----------    -----------
     Other Current Assets
       Deposits on Insurance .......................   $     8,658    $     8,658    $     6,838    $     6,838
       Other Deposits ..............................           465            465            738            738
     Insurance and Security Deposits
       Insurance Deposits ..........................        32,443         32,443         37,205         37,205
       Security Deposits ...........................        31,808         33,166         33,756         34,265
     Long-Term Debt
       Real Estate Mortgages .......................          (623)          (467)          (205)          (141)
       11 1/2% Senior Notes ........................      (150,000)      (170,250)      (150,000)      (165,750)
       8 1/2% Convertible Subordinated Debentures ..        (9,804)        (9,951)        (9,804)        (9,804)
       Other Long-term Debt ........................        (3,479)        (3,434)          --             --

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

15.  LEASE COMMITMENTS

     The Company leases buses and terminals from various parties pursuant to capital and operating leases expiring at various dates through 2065.

     At December 31, 1998, scheduled future minimum payments for the next five fiscal years ending December 31, under the capital leases and non-cancelable operating leases are as follows (in thousands):

                                                                      CAPITAL     OPERATING
                                                                      LEASES       LEASES
                                                                    ----------   ----------
           1999 .................................................   $    9,659   $   53,862
           2000 .................................................        9,814       49,038
           2001 .................................................        5,776       48,216
           2002 .................................................        5,937       38,986
           2003 .................................................        7,089       45,498
           Thereafter ...........................................        2,987       78,023
                                                                    ----------   ----------
                   Total minimum lease payments .................       41,262   $  313,623
                                                                                 ==========
               Amounts representing interest ....................        9,295
                                                                    ----------
                   Present value of minimum lease payments ......   $   31,967
                                                                    ==========

     For the years ended December 31, 1998, 1997 and 1996, rental expenses for operating leases (net of sublease rental income of approximately $2.2 million, $2.1 million and $2.2 million, respectively) amounted to $60.0 million, $57.6 million and $52.4 million, respectively. Rental expenses for bus operating leases, excluding casual rents and other short term leases during peak periods, amounted to $34.4 million, $32.1 million and $27.5 million in 1998, 1997 and 1996, respectively.

16.  STOCK INCENTIVE PLANS

     As of December 31, 1998, the Company's seven stock incentive plans have authorized the grant of options and restricted stock to employees and outside directors for up to 9,439,446 shares of the Company's Common Stock. All options granted had five to ten year terms and vested over a three to four year period of continued employment or service on the Company's Board of Directors. In connection with the Merger, all unvested options and restricted stock vested on March 16, 1999. Additionally, all outstanding options were either canceled in exchange for cash equal to $6.50 less the exercise price or were replaced by grants to purchase Laidlaw common shares (see Note 20).

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. However, pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions. The assumptions for 1998 were risk-free interest rates of 6.0%; dividend yield of zero; volatility factor of the expected market price of the Company's Common Stock of 0.55; and a weighted-average expected life of the options of 7.2 years. The assumptions for 1997 were risk-free interest rates of 6.0%; dividend yield of zero; volatility factor of the expected market price of the Company's Common Stock of 0.40; and a weighted-average expected life of the options of 7.1 years. The assumptions for 1996 were risk-free interest rates of 6.0% and 7.0%; dividend yield of zero; volatility factor of the expected market price of the Company's Common Stock of 0.35; and a weighted-average expected life of the options of 5.7 years.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income (loss) and diluted earnings per share would have been reduced to the following:

                                                                                  1998        1997        1996
                                                                              -----------   ---------   --------
     Pro forma net income (loss)  (in 000's)...............................   $    33,739   $ (21,899)  $ (8,647)
     Pro forma diluted net income (loss) per share.........................   $      0.45   $   (0.36)  $  (0.15)

A summary of the Company's stock option and restricted stock activity and related information for the years ended December 31 follows:

                                                                   OPTIONS AND RESTRICTED
                                                                      STOCK OUTSTANDING
                                                   SHARES       -------------------------------
                                                 AVAILABLE                     WEIGHTED AVERAGE
                                                 FOR GRANT         SHARES       EXERCISE PRICE
                                                ------------    ------------   ----------------
Balance, December 31, 1995 .................       2,705,034       5,111,387    $       3.35
   Options granted .........................      (1,352,000)      1,352,000            3.56
   Options exercised .......................            --          (100,450)           2.43
   Terminated or canceled ..................         418,000        (418,000)           4.21
                                                ------------    ------------    ------------
Balance, December 31, 1996 .................       1,771,034       5,944,937            3.35
   Options and Restricted Stock granted.....      (1,324,000)      1,324,000            2.70
   Options and Restricted Stock exercised...            --          (258,694)           2.59
   Terminated or canceled ..................         510,369        (510,369)           3.48
                                                ------------    ------------    ------------
Balance, December 31, 1997 .................         957,403       6,499,874            3.24
   New shares authorized ...................       1,500,000            --              --
   Options and Restricted Stock granted.....      (1,700,869)      1,700,869            4.17
   Options and Restricted Stock exercised...            --          (785,114)           2.59
   Terminated or canceled ..................         391,725        (391,725)           3.82
                                                ------------    ------------    ------------
Balance, December 31, 1998 .................       1,148,259       7,023,904    $       3.49
                                                ============    ============    ============

         The table below details the Company's options and restricted stock outstanding by related option exercise price.

                             OPTIONS AND                                            OPTIONS AND
                             RESTRICTED        WEIGHTED           WEIGHTED           RESTRICTED         WEIGHTED
           RANGE OF            STOCK            AVERAGE            AVERAGE             STOCK            AVERAGE
        EXERCISE PRICE       OUTSTANDING     REMAINING LIFE    EXERCISE PRICE       EXERCISABLE      EXERCISE PRICE
        --------------       -----------     --------------    --------------       -----------      --------------
     $     0  -  3.00        2,328,333            3.6            $     1.83           1,973,400         $   2.16
        3.09  -  6.22        4,517,821            5.1                  3.83           1,882,771             3.70
        9.81  - 20.625         177,750            4.4                 16.79             177,750            16.79
                            ----------           ----            ----------         -----------         --------
                             7,023,904            4.5            $     3.49           4,033,921         $   3.52
                            ==========           ====            ==========         ===========         ========

         Additionally, the Company had 3,726,306 and 2,150,515 options exercisable and restricted stock at December 31, 1997 and 1996, respectively. Included in the above options and restricted stock granted for 1998 and 1997 were options and restricted stock granted at a value less than market value on that date. For 1998, of the 1,700,869 options and restricted stock granted, 1,700,369 were granted at market value with a weighted average

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
exercise price of $4.17, while 500 options and restricted stock were granted below market value with no weighted average exercise price and no fair value. For 1997, of the 1,324,000 options and restricted stock granted, 703,300 were granted at market value with a weighted average exercise price of $4.27, while 620,700 options and restricted stock were granted below market value with a weighted average exercise price of $0.92 and a fair value of $3.32. The Company recognized $0.3 million, $0.4 million and $0 in compensation expense for 1998, 1997 and 1996, respectively.

17.  STOCKHOLDERS' EQUITY

     The Company is authorized to issue 100,000,000 shares of $0.01 par value common stock.

     Prior to the Merger, the Company was authorized to issue 10,000,000 shares of preferred stock, $0.01 par value. The Board of Directors was entitled to designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. As of December 31, 1998, the Company had designated 1,500,000 shares of preferred stock as "Series A" junior preferred stock in connection with the stockholders rights plan discussed below. No "Series A" junior preferred stock had been issued as of December 31, 1998. Subsequent to the Merger, the Company is authorized to issue 2,400,000 shares of preferred stock, $0.01 par value (see Note 20).

     During 1997, the Company issued 2,400,000 shares of 8 1/2% convertible exchangeable preferred stock ("the Preferred Stock"). The Preferred Stock carries a liquidation preference of $25.00 per share plus accumulated and unpaid dividends. The holders of the Preferred Stock are currently entitled to vote with the holders of the Common Stock on all matters submitted to a vote of stockholders of the Company, each share of Preferred Stock entitling the holder thereof to one vote. Dividends accrue at a rate per annum equal to 8 1/2% of the liquidation preference per share of Preferred Stock and are payable quarterly in arrears on February 1, May 1, August 1 and November 1. Prior to the Merger, the Preferred Stock was convertible, at the option of the holder thereof, into approximately 5.128 shares of Greyhound Common Stock. The Preferred Stock will be redeemable at the option of the Company, in whole or in part, at any time on or after May 3, 2000, at redemption prices of 104.86% in 2000, 103.64% in 2001, 102.43% in 2002, 101.21% in 2003 and 100% in 2004 and thereafter plus accumulated and unpaid dividends. Following the Merger, each share of Preferred Stock is convertible into $33.33 in cash which is in excess of the liquidation preference (see Note 20).

     On March 22, 1994, the Company's Board of Directors adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan, which was amended in 1997, provided for a dividend distribution of a Preferred Stock Purchase Right (the "Rights") for each share of Common Stock held by stockholders of record at the close of business on April 4, 1994. The Rights would have become exercisable only in the event that, with certain exceptions, an acquiring party accumulated 20% or more of the Company's voting stock or a person or group commenced or announced intentions to commence a tender or exchange offer, the consummation of which, would have resulted in the ownership of 30% or more of the Company's outstanding voting stock (even if no shares are actually purchased pursuant to such offer). On October 16, 1998, the Company amended the Rights Plan. The amendment provided that neither the Merger nor the Agreement and Plan of Merger with Laidlaw and Laidlaw Transit would cause the rights issued under the Rights Plan to become exercisable. Effective with the Merger, the Rights Plan expired (see Note 20).

18.  COMMITMENTS AND CONTINGENCIES

SECURITIES AND DERIVATIVE LITIGATION; SEC INVESTIGATION.

     Between August and December 1994, seven purported class action lawsuits were filed by purported owners of the Company's Common Stock, 8 1/2% Convertible Subordinated Debentures and 10% Senior Notes retired in May 1997 ("10% Senior Notes") against the Company and certain of its former officers and directors. The suits sought

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
unspecified damages for securities laws violations as a result of statements made in public reports and press releases and to securities analysts during 1993 and 1994 that were alleged to have been false and misleading.

     All the purported class action cases referred to above (with the exception of one suit that was dismissed before being served on any defendants) were transferred to the United States District Court for the Northern District of Texas, the Court in which the first purported class action suit was filed, and were pending under a case styled In re Greyhound Securities Litigation, Civil Action 3-94-CV-1793-G (the "Federal Court Action"). In July 1995, the plaintiffs filed consolidated amended complaints, naming the Company, Frank J. Schmieder,
J. Michael Doyle, Phillip W. Taff, Robert R. Duty, Don T. Seaquist, Charles J. Lee, Charles A. Lynch and Smith Barney Incorporated as defendants. Messrs. Lee, Lynch and Taff were subsequently dismissed from the case by the plaintiffs. On October 3, 1996, the Court ruled in favor of the Company and all other defendants, granting defendants' motions to dismiss. Pursuant to the Court's order, the complaints were dismissed, with leave granted to the plaintiffs to refile amended complaints within 20 days thereafter. On October 23, 1996, an amended complaint was tendered to the Court. All seven class representatives involved in the prior complaints were dropped from the case. A new purported class plaintiff, John Clarkson, was named. A motion was filed seeking leave to permit Mr. Clarkson to intervene as the new class representative. On August 15, 1997, the Court denied Mr. Clarkson leave to intervene and dismissed the litigation, noting that all claims asserted had been adjudicated. On September 12, 1997, a notice of appeal was filed by counsel for the original seven plaintiffs, seeking a review of the Court's ruling of October 3, 1996. On February 9, 1998, plaintiffs dismissed their appeal. As a result, the Federal Court Action has been dismissed.

     In November 1994, a shareholder derivative lawsuit was filed by Harvey R. Rice, a purported owner of the Company's Common Stock, against the then present directors and former officers and directors of the Company and the Company as a nominal defendant. The suit sought to recover monies obtained by certain defendants by allegedly trading in the Company's securities on the basis of nonpublic information and to recover monies for certain defendants' alleged fraudulent dissemination of false and misleading information concerning the Company's financial condition and future business prospects. The suit, filed in the Delaware Court of Chancery, New Castle County, was styled Harvey R. Rice v. Frank J. Schmieder, J. Michael Doyle, Charles A. Lynch, Richard J. Caley, Thomas
F. Meagher, Thomas G. Plaskett, Kenneth R. Norton, Robert B. Gill, Alfred E. Osborne, Jr., J. Patrick Foley, Charles J. Lee and Greyhound Lines, Inc., Civil Action No. 13854 (the "Delaware Action").

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

     On October 29, 1996, a purported class action lawsuit was brought by a purported holder of Common Stock against the Company, certain of its former officers and directors and Smith Barney and Morgan Stanley & Company, Inc. The suit seeks unspecified damages for alleged federal and Texas state securities laws violations in connection with a Common Stock offering made by the Company in May 1993. The suit, filed in the 44th Judicial District Court of Dallas County, Texas, is styled John Clarkson v. Greyhound Lines, Inc., Frank Schmieder, J. Michael Doyle, Robert R. Duty, Don T. Seaquist, Smith Barney, Inc. and Morgan Stanley & Company, Inc., Case No. 96-11329-B. Plaintiff, John Clarkson, is the same individual who sought to intervene in the Federal Court Action. On February 28, 1997, the suit was transferred to a different judge in the 68th Judicial District Court in Dallas.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     On June 22, 1998, the parties to the State Court Action entered into a Stipulation and Agreement of Compromise and Settlement (the "Stipulation"). Pursuant to the Stipulation, persons who purchased Common Stock on or in connection with a stock offering made by the Company on May 4, 1993 and who continued to hold the Common Stock through September 22, 1993, will be entitled to share, on a claims-made basis, in a settlement fund of up to $3.0 million plus interest, less attorneys' fees and costs. On June 22, 1998, the Court preliminarily approved the Stipulation, conditionally certified the plaintiff class for purposes of settlement and directed plaintiffs' counsel to provide notice to the class of the terms of the settlement. On November 2, 1998, the Court approved the Stipulation but continued final approval of the plaintiff attorneys' fees.

     Effective June 22, 1998, the parties to the Delaware Action entered into a settlement stipulation whereby the derivative claims would be dismissed in return for the payment of $50,000 in attorneys' fees for the plaintiff. To facilitate a global settlement of the State Court Action and the Delaware Action, on May 20, 1998, plaintiff re-filed the derivative action in the same court in which the State Court Action is pending. This case is captioned Harvey
R. Rice v. Frank J. Schmieder, J. Michael Doyle, Charles A. Lynch, Richard J. Caley, Thomas F. Meagher, Thomas G. Plaskett, Kenneth R. Norton, Robert B. Gill, Alfred E. Osborne, Jr., J. Patrick Foley and Charles J. Lee, Civil Action No. DV 98-03990-C (the "Texas Derivative Action"). On August 6, 1998, the Court preliminarily approved the settlement and directed plaintiffs' counsel to notify shareholders of the terms of the settlement. On November 2, 1998 the Court gave its final approval of this settlement. As a result of this settlement, on December 1, 1998, the Delaware Action was dismissed.

     The foregoing settlements, expected to cost approximately $2.0 million, will be funded entirely by the Company's directors' and officers' liability insurance carrier and, thus, will not have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

     In January 1995, the Company received notice that the Securities and Exchange Commission (the "Commission") is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its former officers, directors and employees and other persons. The Commission's Order of Investigation (the "Order of Investigation") states that the Commission is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the Commission has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the Commission has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. In September 1995, the Commission served a document subpoena on the Company requiring the production of documents, most of which the Company had voluntarily produced to the Commission in late 1994. The Company has fully cooperated with the Commission's investigation of these matters. The Company has had limited contact with the Commission in connection with the investigation since January 1996. The probable outcome of this investigation cannot be predicted at this stage in the proceeding.

INSURANCE COVERAGE

     The predecessor agency to the STB granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence which has been continued by the DOT. To maintain self-insurance authority, the Company is required to maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million (as of December 31, 1998, the Company's tangible net worth was $148.8 million) and a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. In addition

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
to the self-insurance grant by the federal government, the Company also exercises self-insurance of its intrastate automobile liability exposure in 38 states. The Company maintains comprehensive automobile liability and general liability insurance to insure its assets and operations subject to a $1.5 million self-insured retention or deductible per occurrence. The Company also maintains property insurance subject to a $0.1 million deductible per occurrence and maintains workers' compensation insurance subject to a $1.0 million deductible per occurrence. Additionally, the Company is required by some states and some of its insurance carriers to maintain collateral deposits.

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 43 locations have been identified as remaining sites requiring potential clean-up and/or remediation as of December 31, 1998. The Company has estimated the clean-up and/or remediation costs of these sites to be $3.5 million, of which approximately $0.4 million is indemnifiable by the predecessor owner of Greyhound's domestic bus operations, now known as Viad Corp ("Viad").

     The Company has potential liability with respect to two locations which the EPA has designated Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts. Additionally, there are 14 Superfund sites for which Viad had initially assumed responsibility under the indemnity provisions of the 1987 acquisition agreement, as amended in 1991. In late 1997, Viad notified the Company that it believed that the Company should be responsible for any liabilities at such sites. The Company believed that Viad had responsibility for these liabilities; however, in the first quarter of 1999, the Company agreed to assume these liabilities estimated at $2.0 million from Viad as part of the consideration paid by the Company to purchase nine restaurants Viad had been operating in the Company's terminals.

     The Company has recorded a total environmental reserve of $3.0 million at December 31, 1998, a portion of which has also been recorded as a receivable from Viad for indemnification. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     At December 31, 1998, clean-up and/or remediation costs under the plan are as follows (in thousands):

     1999.....................................................  $   1,158
     2000.....................................................        835
     2001.....................................................        616
     2002.....................................................        335
     2003.....................................................        214
     Thereafter...............................................        180
                                                                ---------
              Total environmental expenditures................      3,338
     Amounts representing interest............................        378
                                                                ---------
     Reserve for environmental expenditures...................  $   2,960
                                                                =========

POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

     The Company maintains ten defined benefit pension plans, the most significant of which (the ATU Plan) covers approximately 15,650 current and former employees, fewer than 1,500 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and, as a result, over 85% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. Based upon the application of this table and other actuarial and investments assumptions, the Company believes that the ATU Plan is adequately funded.

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

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years ended December 31, 1998 and 1997 are as follows (in thousands, except per share amounts):

                                                       FIRST        SECOND      THIRD        FOURTH
              YEAR ENDED DECEMBER 31, 1998            QUARTER      QUARTER      QUARTER      QUARTER
                                                     ---------    ---------    ---------    ---------
Operating revenues ...............................   $ 180,720    $ 211,247    $ 244,134    $ 209,895
Operating expenses ...............................     187,623      201,890      211,350      198,302
                                                     ---------    ---------    ---------    ---------
Operating income (loss) ..........................      (6,903)       9,357       32,784       11,593
Interest expense .................................       6,654        7,305        7,263        6,677
Income tax provision (benefit) ...................      (1,096)         179      (16,250)         311
Minority Interest ................................          (8)         (83)         134          513
                                                     ---------    ---------    ---------    ---------
Net income (loss) before preferred dividends .....     (12,453)       1,956       41,637        4,092
Preferred dividends ..............................       1,296        1,296        1,296        1,296
                                                     ---------    ---------    ---------    ---------
Net income (loss) ................................   $ (13,749)   $     660    $  40,341    $   2,796
                                                     =========    =========    =========    =========

Net income (loss) per share of Common Stock:
     Basic .......................................   $   (0.23)   $    0.01    $    0.67    $    0.05
                                                     =========    =========    =========    ---------
     Diluted .....................................   $   (0.23)   $    0.01    $    0.55    $    0.04
                                                     =========    =========    =========    =========

                                                       FIRST        SECOND      THIRD        FOURTH
              YEAR ENDED DECEMBER 31, 1997            QUARTER      QUARTER      QUARTER      QUARTER
                                                     ---------    ---------    ---------    ---------
Operating revenues ...............................   $ 161,148    $ 181,530    $ 228,524    $ 199,920
Operating expenses ...............................     170,651      178,766      197,035      187,564
                                                     ---------    ---------    ---------    ---------
Operating income (loss) ..........................      (9,503)       2,764       31,489       12,356
Interest expense .................................       7,586        6,526        6,618        6,927
Income tax provision .............................          79           86           83          803
                                                     ---------    ---------    ---------    ---------
Net income (loss) before extraordinary item and
    preferred dividends ..........................     (17,168)      (3,848)      24,788        4,626
Extraordinary item ...............................        --         25,323         --           --
                                                     ---------    ---------    ---------    ---------
Net income (loss) ................................     (17,168)     (29,171)      24,788        4,626
Preferred dividends ..............................        --          1,063        1,275        1,310
                                                     ---------    ---------    ---------    ---------
Net income (loss) ................................   $ (17,168)   $ (30,234)   $  23,513    $   3,316
                                                     =========    =========    =========    =========

Net income (loss) per share of Common Stock:
   Basic
     Net income (loss) attributable to common
        stockholders before extraordinary item ...   $   (0.29)   $   (0.08)   $    0.40    $    0.06
     Extraordinary item ..........................        --          (0.43)        --           --
                                                     ---------    ---------    ---------    ---------
     Net income (loss) attributable to common
        stockholders .............................   $   (0.29)   $   (0.51)   $    0.40    $    0.06
                                                     =========    =========    =========    =========
   Diluted
     Net income (loss) attributable to common
        stockholders before extraordinary item ...   $   (0.29)   $   (0.08)   $    0.34    $    0.05
     Extraordinary item ..........................        --          (0.43)        --           --
                                                     ---------    ---------    ---------    ---------
     Net income (loss) attributable to common
        stockholders .............................   $   (0.29)   $   (0.51)   $    0.34    $    0.05
                                                     =========    =========    =========    =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

20.  SUBSEQUENT EVENTS

     On March 16, 1999, the Company's shareholders approved the Agreement and Plan of Merger with Laidlaw and Laidlaw Transit. On that date, Laidlaw Transit was merged with and into the Company, with the Company, as the surviving corporation, becoming a subsidiary of Laidlaw. As a result of the Merger, Laidlaw became the sole holder of the Company's Common Stock.

     The total purchase price Laidlaw paid for the shares of Greyhound's Common Stock not previously purchased by Laidlaw, including outstanding stock options, was approximately $402 million. The Greyhound Preferred Stock, which remains outstanding, is convertible into the right to receive $33.33 in cash per share or $80 million in the aggregate. Following the Merger, all amounts outstanding under the Revolving Credit Facility were paid and the Revolving Credit Facility was terminated.

     As a result of the Merger, the Preferred Stock will be classified as Redeemable Preferred Stock for all periods after March 16, 1999. If the Merger had been consummated on or prior to December 31, 1998, the Stockholders' Equity would have been reported as follows:

                                                    AS REPORTED     AFTER SUBSEQUENT
                                                 DECEMBER 31, 1998    MODIFICATION
                                                 -----------------  ----------------
           Redeemable Preferred Stock .........   $          --     $        60,000

           Stockholders Equity:
              Preferred Stock .................            60,000              --
              Other Stockholders' Equity ......           158,013           158,013
                                                  ---------------   ---------------
                  Total Stockholders' Equity ..   $       218,013   $       158,013
                                                  ===============   ===============

See Notes 1, 12, 13, 16 and 17 for additional disclosures related to the Merger.

                                                                     SCHEDULE II

                    GREYHOUND LINES, INC. AND SUBSIDIARIES(a)
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                            ADDITIONS       ADDITIONS
                                             BALANCE AT     CHARGED TO      CHARGED TO                         BALANCE
                                             BEGINNING      COSTS AND        OTHER                              AT END
           CLASSIFICATION                    OF PERIOD      EXPENSES        ACCOUNTS       DEDUCTIONS          OF PERIOD
                                           ------------   ------------    ------------    ------------       ------------
December 31, 1996:
    Allowance for Doubtful Accounts ....   $        217   $        585    $       (155)   $       (406)(b)   $        241
    Inventory Reserves .................            109            (14)           --              --                   95
    Accumulated Amortization of
       Intangible Asset ................         14,901          5,613            --            (1,409)(c)         19,105
    Reserves for Injuries and Damages ..         65,661         23,443            --           (29,141)(d)         59,963
                                           ------------   ------------    ------------    ------------       ------------
         Total Reserves and Allowances .   $     80,888   $     29,627    $       (155)   $    (30,956)      $     79,404
                                           ============   ============    ============    ============       ============

December 31, 1997:
    Allowance for Doubtful Accounts ....   $        241   $        302    $        (61)   $       (214)(b)   $        268
    Inventory Reserves .................             95             80            --              --                  175
    Accumulated Amortization of
       Intangible Assets ...............         19,105          5,434            --            (2,351)(c)         22,188
    Reserves for Injuries and Damages ..         59,963         32,687            (194)        (34,491)(d)         57,965
                                           ------------   ------------    ------------    ------------       ------------
         Total Reserves and Allowances .   $     79,404   $     38,503    $       (255)   $    (37,056)      $     80,596
                                           ============   ============    ============    ============       ============

December 31, 1998:
    Allowance for Doubtful Accounts ....   $        268   $        342    $        (40)   $       (372)(b)   $        198
    Inventory Reserves .................            175             30            --              --                  205
    Accumulated Amortization of
       Intangible Assets ...............         22,188          6,908            --              (594)(c)         28,503
    Reserves for Injuries and Damages ..         57,965         35,237          (1,021)        (31,822)(d)         60,359
                                           ------------   ------------    ------------    ------------       ------------
         Total Reserves and Allowances .   $     80,596   $     42,517    $     (1,061)   $    (32,788)      $     89,265
                                           ============   ============    ============    ============       ============

----------

(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b)      Write-off of uncollectible receivables, net of recovery of bad debt.

(c)      Write-off or amortization of other assets and deferred costs.

(d)      Payments of settled claims.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     James R. Bullock (age 54) became the sole director of the Company upon consummation of the Merger on March 16, 1999. Mr. Bullock has been a director of Laidlaw Inc. since 1991 and President and Chief Executive Officer of that company since October 1993. Mr. Bullock is also a director of Imasco Inc. and Ontario Hydro.

    Craig R. Lentzsch (age 50) became President and Chief Executive Officer of the Company in November 1994. Mr. Lentzsch also served as Chief Financial Officer of the Company from November 22, 1994 to April 10, 1995. Mr. Lentzsch served as director of the Company from August 1994 to March 1999. Mr. Lentzsch previously served as Executive Vice President and Chief Financial Officer of Motor Coach Industries International, Inc., where he had been employed from 1992 to 1994; as President and Chief Executive Officer of Continental Asset Services, Inc. from 1991 to 1992; as a private consultant to, and investor in, Storehouse, Inc. from 1983 to 1991 and Communication Partners, Ltd. from 1989 to 1991; as Vice Chairman, Executive Vice President and a director of the Company from March 1987 to December 1989; and as Co-Founder and President of BusLease, Inc. from 1980 to 1989. Mr. Lentzsch also serves as a director of Hastings Entertainment, Inc., Enginetech, Inc., the Intermodal Transportation Institute and the Great American Station Foundation and is a director and a member of the Executive Committee of the American Bus Association.

     Jack W. Haugsland (age 59) joined the Company in May 1995, as Executive Vice President and Chief Operating Officer. From 1992 to 1995 Mr. Haugsland was President and Chief Executive Officer of Gray Line Worldwide. From 1990 to 1992 Mr. Haugsland held the position of Senior Vice President of Operations for the Company; and from 1986 to 1990 Mr. Haugsland served as President of Greyhound Travel Services, Inc., a former subsidiary of the Company. Mr. Haugsland began employment with the Company's predecessor in 1964. Mr. Haugsland is also a board member of the American Bus Association and of the Travel Industry Association of America.

     J. Floyd Holland (age 63) has served as Senior Vice President -- Operations since September 1994 and is responsible for equipment maintenance, engineering, environmental compliance and purchasing. Certain of the Company's bus operating subsidiaries also report to Mr. Holland. From October 1992 to September 1994, he served as Vice President -- Maintenance of the Company. From July 1987 to September 1992, he was Vice President -- Fleet Operations and was responsible for fleet planning and allocation. From October 1979 to July 1987, Mr. Holland served as Vice President of Operations and Transportation of Trailways. Mr. Holland held various management positions with predecessor companies since he began employment in 1958 with Trailways Lines, Inc. Mr. Holland has been a member of the Board of Directors and Executive Committee of the National Bus Traffic Association since 1991.

     Frederick F. Richards, III (age 39) was named Senior Vice President and Chief Information Officer in December 1997. Mr. Richards oversees information technology development and services, accounting operations, and the telephone information centers. From 1987 to December 1997, Mr. Richards worked as an independent management consultant and provided consulting services to Greyhound from 1987 to 1990 and again from 1994 to December 1997. Recently, Mr. Richards integrated and managed the centralized driver and equipment dispatch and planning operations for the Company. Mr. Richards also managed the integration of automated ticketing with revenue reporting and fare and schedule quotation systems in the late 1980's. Mr. Richards is the son-in-law of A. A. Meitz, who served as a director of the Company from November 1995 to March 1999.

     Ralph J. Borland (age 51) serves as Vice President -- Marketing and Sales and is responsible for selling the Company's regularly scheduled service, charter bus and related products and is responsible for the passenger marketing, advertising, promotion and pricing activities of the Company. He previously served as Vice President -- Sales and Service, where he was responsible for charter sales, Hispanic initiatives and the casino and special services markets; and previously, as Vice President -- Customer Satisfaction. Mr. Borland also served as Vice President -- Marketing from March 1987 to April 1993. Mr. Borland joined the Company's predecessor in 1972.

     T. Scott Kirksey (age 41) joined the Company in June 1995 as Vice President -- Financial Planning and Reporting and is responsible for the business and strategic planning for the Company as well as corporate accounting and financial reporting. Prior to joining the Company, Mr. Kirksey was Corporate Controller for Hat Brands, Inc. from 1993 and served as Director of Financial Planning, Budgeting and Treasury and Vice President/Controller of Telemedia Services for Neodata Corporation from 1990 to 1993.

     Jeffrey W. Sanders (age 37) joined the Company in June 1997 as Vice President -- Corporate Development and is responsible for corporate acquisitions and new business development, treasury, corporate finance, tax and investor relations. Prior to joining the Company, Mr. Sanders was Vice President -- Controller of Motor Coach Industries International, Inc. from January 1995 to January 1997 and Director -- Financial Reporting and Consolidations from October 1993 to December 1994. From January 1985 to October 1993, Mr. Sanders held various positions, including senior manager in the audit department, with Deloitte & Touche LLP.

     Mark E. Southerst (age 41) was elected as Vice President and General Counsel and Secretary in January 1995. Mr. Southerst was previously employed by the Company as Associate General Counsel, since July 1988. Prior to joining the Company, Mr. Southerst served as in-house legal counsel for Burlington Northern Railroad Company from 1983 to July 1988. Mr. Southerst also serves as a director of the National Bus Traffic Association and a legal advisor to the ATA Litigation Center, a trade association specializing in legal issues affecting motor carriers.

SECTION 16(a) DELINQUENT FILER DISCLOSURE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners of the Company are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth all compensation, including bonuses, restricted stock and stock option awards and other payments, paid or accrued by the Company during each of the fiscal years ended December 31, 1998, 1997 and 1996, to or for the Chief Executive Officer of the Company, and the four other most highly compensated executive officers of the Company (the Chief Executive Officer and such other officers collectively being the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                        ANNUAL COMPENSATION                     COMPENSATION
                                             -----------------------------------------  --------------------------
                                                                                                  AWARDS
                                                                            OTHER       --------------------------
                                                                            ANNUAL      RESTRICTED      SECURITIES     ALL OTHER
                                                                            COMPEN-       STOCK         UNDERLYING      COMPEN-
  NAME AND PRINCIPAL POSITION       YEAR     SALARY($)(1)   BONUS($)(2)   SATION($)(3)  AWARDS($)(4)  OPTIONS/SARS(#)  SATION($)(5)
                                    ----     -----------    -----------  -------------  ------------  ---------------  ------------
Craig R. Lentzsch                   1998       441,242       322,594          --               0          142,300       110,835
President and Chief                 1997       391,250       290,503          --         187,182                0       100,133
Executive Officer                   1996       350,013       112,228        86,603        55,163          100,000        86,169

Jack W. Haugsland                   1998       285,986       171,073          --               0           89,700        83,248
Executive Vice President            1997       255,000       154,913          --         119,990                0        74,288
and Chief Operating Officer         1996       225,008        79,029          --          36,775           60,000        55,393

Frederick F. Richards, III (6)      1998       200,000       106,400          --               0           32,600        47,986
Senior Vice President and Chief     1997        12,603             0          --         300,000                0             0
Information Officer                 1996             0             0             0             0                0             0

J. Floyd Holland                    1998       172,436        91,723          --               0           53,200        51,137
Senior Vice President - Operations  1997       164,987        89,093          --          58,704                0        49,562
                                    1996       155,956        36,735          --               0           30,000        50,310

Mark E. Southerst                   1998       164,035        76,345          --               0           42,600        41,143
Vice President and General Counsel  1997       154,305        72,909          --          46,580                0        38,176
and Secretary                       1996       128,050        28,486          --               0           45,000        33,646

---------

(1) Represents annual salary, including compensation deferred by the Named Executive Officer pursuant to the Company's 401(k) and non-qualified savings plans.

(2) Represents annual bonus earned by the Named Executive Officer for the relevant fiscal year.

(3) In 1996, for Mr. Lentzsch, $50,000 is for reimbursement of the loss on the sale of Mr. Lentzsch's personal residence in connection with his relocation to Dallas, Texas, after joining the Company in 1994.

(4) As of December 31, 1998, Mr. Lentzsch held 45,600 shares of restricted stock, with an aggregate value of $270,294. Of these shares granted to Mr. Lentzsch, 10,000 shares vested on January 22, 1999. As of December 31, 1998, Mr. Haugsland held 29,333 shares of restricted stock, with an aggregate value of $173,871. Of these shares granted to Mr. Haugsland, 6,500 shares vested on January 22, 1999. As of December 31, 1998, Mr. Holland held 12,700 shares of restricted stock, with an aggregate value of $75,279. Of these shares granted to Mr. Holland, 3,250 shares vested on January 22, 1999. As of December 31, 1998, Mr. Southerst held 10,100 shares of restricted stock, with an aggregate value of $59,868. Of these shares granted to Mr. Southerst, 2,500 shares vested on January 22, 1999. Upon the completion of the Merger, all shares of restricted stock that were unvested became vested in accordance with the terms of the plan under which the restricted stock grants were made. Pursuant to the Merger Agreement, each of the Named Executive Officers received $6.50 in cash for each share of restricted stock held.

(5)      For 1998, includes $101,545, $64,394, $47,126, $41,440 and $37,458 in accrued benefits under the Company's Supplemental Executive Retirement Plan ("SERP"); $5,000, $12,399, $0, $2,586 and $1,640 in Company
         contributions to the 401(k) and non-qualified savings plans; and $4,290, $6,455, $860, $7,111 and $2,045 in term life insurance premiums paid by the Company for Messrs. Lentzsch, Haugsland, Richards, Holland and Southerst, respectively.

(6) Mr. Richards became Senior Vice President and Chief Information Officer on December 9, 1997.

EMPLOYMENT CONTRACTS

     Craig R. Lentzsch. Mr. Lentzsch's terms of employment are governed by an employment contract that continues until March 16, 2002, subject to automatic successive two-year renewals unless and until terminated. The contract provides for an annual base salary to Mr. Lentzsch, currently $500,000, subject to annual review and adjustment. Mr. Lentzsch is entitled to receive an annual incentive bonus in accordance with the Company's management incentive plan ("MIP") as in effect from time to time. If the Company terminates or does not renew Mr. Lentzsch's employment contract without good cause (as defined) or if Mr. Lentzsch resigns for good reason (as defined), the Company must pay Mr. Lentzsch a lump-sum payment equal to three times the sum of: (i) an amount equal to his then-current, annualized base salary; and (ii) the greater of: (A) the applicable annual payout of incentive compensation under the MIP for the plan year immediately prior to the termination; or (B) the full annual target award under the MIP for the plan year in which the termination occurs. Additionally, Mr. Lentzsch's employment contract provides that if there is a change of control (other than the Merger) (as defined) and within two years thereafter, Mr. Lentzsch's employment contract is terminated, or not renewed, for any reason other than cause, death, disability or retirement, or if he resigns for good reason, Mr. Lentzsch would be entitled to the same severance payments as described above, subject to a "gross up" should any portion of his severance benefits be construed to be an "excess parachute payment" under the federal tax code. Mr. Lentzsch also participates in the Company's Supplemental Executive Retirement Plan, and has received past service credit, for vesting purposes only, related to his former employment with the Company, its affiliates and predecessors. Additionally, Mr. Lentzsch is entitled to participate in the Company's 401(k) plan, medical plan (with waiver of pre-existing conditions), and other applicable benefit plans and is entitled to estate, tax and financial planning assistance, a car allowance and country club dues reimbursement.

     Jack W. Haugsland. Mr. Haugsland's terms of employment are governed by an employment contract that continues until March 16, 2002, subject to automatic successive two-year renewals unless and until terminated. Mr. Haugsland is entitled to receive an annual base salary, currently $305,000, subject to annual review and adjustment. Mr. Haugsland is also entitled to receive an annual incentive bonus in accordance with the Company's MIP as in effect from time to time. If the Company terminates or does not renew Mr. Haugsland's employment contract without good cause (as defined) or if Mr. Haugsland's resigns for good reason (as defined), the Company must pay Mr. Haugsland's a lump-sum payment equal to three times the sum of: (i) an amount equal to his then-current, annualized base salary; and (ii) the greater of: (A) the applicable annual payout of incentive compensation under the MIP for the plan year immediately prior to the termination; or (B) the full annual target award under the MIP for the plan year in which the termination occurs. Additionally, Mr. Haugsland's employment contract provides that if there is a change of control (other than the Merger) (as defined) and within two years thereafter, Mr. Haugsland's employment contract is terminated, or not renewed, for any reason other than cause, death, disability or retirement, or if he resigns for good reason, Mr. Haugsland would be entitled to the same severance payments as described above, subject to a "gross up" should any portion of his severance benefits be construed to be an "excess parachute payment" under the federal tax code. Mr. Haugsland also participates in the Company's Supplemental Executive Retirement Plan, and has received past service credit, for vesting purposes only, related to his former employment with the Company, its affiliates and predecessors. Additionally, Mr. Haugsland is entitled to participate in the Company's 401(k) plan, medical plan (with waiver of pre-existing conditions), and other applicable benefit plans and is entitled to estate, tax and financial planning assistance, a car allowance and country club dues reimbursement.

SEVERANCE ARRANGEMENTS

     The Company has entered into Change in Control Agreements ("CIC Agreements") with the Named Executive Officers (other than Messrs. Lentzsch and Haugsland). Under the CIC Agreements, if the employment of the employee is terminated prior to March 16, 2001, either for "Good Reason" by the employee or "Without Cause" (as such terms are defined in the CIC Agreements) by the Company (or any successor or assignee), the employee would receive severance benefits, including base salary and benefits earned and payable through the termination date, the dollar amount of the target payout under the MIP prorated through the termination date for the year in which employment is terminated, and a lump-sum cash payment of two times the sum of (x) the employee's current annual base salary and (y) the dollar amount of the annual target payout under the MIP in effect on March 16, 1999.

     In addition, certain employee benefits (including medical, dental and vision plan coverage) will continue for a period of two years after the date of termination. Under the CIC Agreements, if any amount to be paid or provided is determined to be nondeductible by reason of Section 280G of the Internal Revenue Service Code, the severance benefits will be reduced to the minimum extent necessary so that Section 280G does not cause any amount to be nondeductible. Benefits under the CIC Agreements replace benefits, if any, under any other Company severance plans.

DIRECTORS' COMPENSATION

     Directors of the Company are entitled to reimbursement of their expenses, if any, of attendance at each meeting of the Board of Directors or committees thereof.

STOCK OPTION PLANS

     The following table reflects all options granted to the Named Executive Officers of the Company during the fiscal year ended December 31, 1998, under the Company's stock option and incentive plans. Additionally, the present value of the options at the grant date is provided. The present value is calculated utilizing the Black-Scholes model, which is a mathematical formula widely used to value stock options. This formula considers a number of factors, including the stocks volatility, dividend rate, term and vesting of the option and interest rates to estimate the option's present value.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                  % OF TOTAL
                                      SECURITIES                   OPTIONS
                                      UNDERLYING                  GRANTED TO
                                        OPTIONS       GRANT      EMPLOYEES IN  EXERCISE   EXPIRATION        GRANT DATE
       NAME                          GRANTED(#)(1)    DATE       FISCAL YEAR    PRICE        DATE        PRESENT VALUE (2)
                                     -------------   -------     ------------  --------   ----------     -----------------
       Craig R. Lentzsch..........     142,300       1/20/98        8.37%       4.0000     1/20/2005        $  357,173
       Jack W. Haugsland..........      89,700       1/20/98        5.28        4.0000     1/20/2005           225,147
       Frederick F. Richards, III.      32,600       1/20/98        1.92        4.0000     1/20/2005            81,826
       J. Floyd Holland...........      53,200       1/20/98        3.13        4.0000     1/20/2005           133,532
       Mark E. Southerst..........      42,600       1/20/98        2.51        4.0000     1/20/2005           106,926

----------

(1) Twenty-five percent of the options granted were exercisable on and after January 20, 1999, 25% were to become exercisable on and after January 20, 2000, 25% were to become exercisable on and after January 20, 2001 and 25% were to become exercisable on and after January 20, 2002. Upon completion of the Merger, all of these options became vested in accordance with the terms of the plan under which the grants were made. Pursuant to the Merger Agreement, each of the Named Executive Officers received, in cash, the difference between $6.50 per share and the exercise price of the options.

(2) Assumptions used in calculating grant date present value under the Black-Scholes model include stock price volatility at the grant date of 55%, risk-free rate of return at the grand date of 6%, annual dividend yield of $0, an option term of 7 years from the grant date and a stock price at the grant date of $4.00.

The following table reflects information with respect to option exercises by the Named Executive Officers during the fiscal year ended December 31, 1998, and information with respect to the unexercised options to purchase the Company's Common Stock granted under the Company's stock option and incentive plans to the Named Executive Officers and held by them at December 31, 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                         NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                              SHARES                    UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
                                            ACQUIRED ON    VALUE         OPTIONS AT FY-END(#)                 FY-END($)(1)
       NAME                                EXERCISE(#)  REALIZED($)   EXERCISABLE  UNEXERCISABLE(2)    EXERCISABLE  UNEXERCISABLE(2)
       ----                                -----------  -----------   -----------  ----------------    -----------  ----------------
       Craig R. Lentzsch...............         --          --          890,000       192,300             3,519,957     385,331
       Jack W. Haugsland...............         --          --          405,000       144,700             1,357,517     309,747
       Frederick F. Richards, III......         --          --          240,000        92,600               693,512     187,773
       J. Floyd Holland................         --          --          253,250        99,450               530,008     223,525
       Mark E. Southerst                     17,000       71,125        101,250        77,600               313,673     161,444

----------

(1) Computed based upon the difference between $5.9375 per share, the fair market value at December 31, 1998, and the exercise price per share for the options.

(2) Upon completion of the Merger, all of these options became vested in accordance with the terms of the plan under which the grants were made. Pursuant to the Merger Agreement, each of the Named Executive Officers received, in cash, the difference between $6.50 per share and the exercise price of the options.

LONG-TERM INCENTIVE PLANS

    The Company does not maintain any long-term incentive plan under which awards were granted or paid during 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Prior to the Merger, the Compensation Committee of the Board of Directors consisted of Richard J. Caley, A.A. Meitz and Stephen M. Peck who were non-employee directors of the Company. Additionally, prior to the Merger, Messrs. Caley and Peck served as members of the Option Committee which oversaw, administered and approved grants under the Company's stock option and incentive plans. Mr. Meitz is the father-in-law of Frederick F. Richards, III, the Senior Vice President and Chief Information Officer of the Company. Mr. Richards was elected an officer of the Company in December 1997. Prior to becoming an employee of the Company and since November 1994, Mr. Richards was engaged by the Company as an independent management consultant on an at-will basis, supplying consulting services to the Company on a variety of operational and technology issues. Under Compensation Committee procedures, Mr. Meitz was not present during discussions of Mr. Richards' compensation terms, performance or other related matters, abstained from voting on matters involving or affecting Mr. Richards and did not serve on the committee of the Board of Directors that administers and makes stock incentive awards and grants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the beneficial ownership of the outstanding shares of Greyhound Common Stock and Greyhound Preferred Stock, as of March 16, 1999 (except as noted below), held by persons believed by Greyhound to beneficially own more than 5% of the outstanding shares of the Greyhound Common Stock or Greyhound Preferred Stock and the percentage of the outstanding shares of Greyhound Common Stock and Greyhound Preferred Stock represented thereby. With the exception of Mr. Lentzsch, no director or executive officer of Greyhound beneficial owns any share of Greyhound Common Stock or Greyhound Preferred Stock. Except as otherwise noted below, these stockholders have sole voting and investment power with respect to all shares beneficially owned by them.

                                              AMOUNT OF                         AMOUNT OF                    PERCENT  OF
NAME AND ADDRESS                             COMMON STOCK        PERCENT     PREFERRED STOCK    PERCENT        VOTING
OF BENEFICIAL OWNER                       BENEFICIALLY OWNED     OF CLASS   BENEFICIALLY OWNED  OF CLASS   SECURITIES (a)
-------------------                       ------------------     --------   ------------------  --------   ---------------
Laidlaw Inc. (b)                              58,743,069         100.0%               0            0            96.1
Snyder Capital Management, L.P. (c)                    0           -            639,800           26.7%         1.0
Craig R. Lentzsch                                      0           -              1,000            *             *

* - less than 1%

--------

(a) Calculated based on the holders of Greyhound Common Stock and Greyhound Preferred Stock voting together as a single class with each holder of Greyhound Common Stock having one vote per share and each holder of Greyhound Preferred Stock having on vote per share.

(b) The principal business address of Laidlaw Inc. is 3221 North Service Road, Burlington, Ontario, Canada L7R 3Y8.

(c) The information is based on a Schedule 13G filed with the SEC on February 5, 1999, on behalf of Snyder Capital Management, L.P., Snyder Capital Management, Inc. (collectively "Snyder") and subsequent discussions with Snyder representatives. As of that date, Snyder reported that it held 639,800 shares of Greyhound Preferred Stock (presently convertible into $33.33 per share in cash) and that it had sole voting power with respect to 30,100 shares, shared voting power with respect to 571,900 shares, sole dispositive power with respect to 30,100 shares and shared dispositive power with respect to 609,700 shares. The principal business address of Snyder Capital Management, L.P. is 350 California Street, Suite 1460, San Francisco, California, 94104.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)   CERTAIN DOCUMENTS FILED AS PART OF THE FORM 10-K

1.  AND 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

     The following financial statements and financial statements schedules are set forth in Item 8 of this report. Financial Statement Schedules not included in this report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Fifty percent or less owned companies accounted for by the equity method have been omitted because, considered in the aggregate, they have not been considered to constitute a significant subsidiary.

                                                                                                    PAGE NO.
                                                                                                    --------
     Management Report on Responsibility for Financial Reporting.................................      28
     Report of Independent Public Accountants....................................................      29
     Consolidated Statements of Financial Position at December 31, 1998 and 1997.................      30
     Consolidated Statements of Operations for the years ended December 31, 1998, 1997
       and 1996..................................................................................      31
     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998,
       1997 and 1996.............................................................................      32
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997
       and 1996..................................................................................      33
     Notes to Consolidated Financial Statements..................................................      34
     Schedule II - Valuation and Qualifying Accounts.............................................      58

3.  EXHIBITS

        2.1     -- Amended and Restated Agreement and Plan of Merger dated as of November 5, 1998 (the "Merger Agreement") by and among Greyhound Lines, Inc., Laidlaw Inc. and Laidlaw Transit Acquisition Corp. (14)

        3.1     -- Restated Certificate of Incorporation of Greyhound Lines,
                   Inc. (15)

        3.2     -- Bylaws of Greyhound Lines, Inc. (15)

        4.1     -- Indenture governing the 8 1/2% Convertible Subordinated
                   Debentures due March 31, 2007, including the form of 8 1/2% Convertible Subordinated Debentures due March 31, 2007. (3)

        4.2     -- First Supplemental Indenture to the 8 1/2% Convertible
                   Subordinated Debentures Indenture between the Registrant and Shawmut Bank Connecticut, N.A., as Trustee. (6)

        4.3     -- Second Supplemental Indenture to the 8 1/2% Convertible
                   Subordinated Debentures Indenture between the Registrant and State Street Bank and Trust Company, as trustee. (15)

        4.4     -- Indenture, dated April 16, 1997, by and among the Company, the Guarantors and PNC Bank, N.A., as Trustee. (9)

        4.5     -- First Supplemental Indenture dated as of July 9, 1997
                   between the Registrant and PNC Bank, N.A. as Trustee. (12)

        4.6     -- Second Supplemental Indenture dated as of August 25, 1997 between the Registrant and PNC Bank, N.A. as Trustee. (13)

        4.7     -- Form of 11 1/2% Series A Senior Notes due 2007. (9)

        4.8     -- Form of 11 1/2% Series B Senior Notes due 2007. (11)

        4.9     -- Form of Guarantee of 11 1/2% Series A and B Senior Notes.
                   (11)

        4.10    -- Indenture dated April 16, 1997 by and between the Company and U.S. Trust of Texas, N.A., as Trustee. (10)

        10.1    -- Acquisition Agreement dated December 22, 1986, among The
                   Greyhound Corporation, Greyhound Lines, Inc., the Registrant, GLI Holding Company, GLI Bus Operations Holding Company and GLI Merger Company. (1)

        10.2    -- First Amendment to Acquisition Agreement dated January 31,
                   1987. (1)

        10.3    -- Second Amendment to Acquisition Agreement dated March 18,
                   1987. (1)

        10.4    -- Third Amendment to Acquisition Agreement dated March 18,
                   1987. (1)

        10.5    -- Fourth Amendment to Acquisition Agreement dated September
                   18, 1987. (1)

        10.6    -- Contested Claim Pool Trust Agreement to be entered into as of October 31, 1991, by and between the Registrant and Smith Barney Trust Company, as trustee. (2)

        10.7    -- Claims Treatment Agreement dated August 23, 1991, by and among Eagle Bus Manufacturing, Inc., the Registrant, Trailways Commuter Transit, Inc., GLI Bus Operations Holding Company, GLI Food Services, Inc., Southern Greyhound Lines Co., GLI Holding Company, Central Greyhound Lines Co., Greyhound Travel Services, Inc., Eastern Greyhound Lines, Co., and Western Greyhound Lines Co., on the one hand, and The Dial Corp, on the other. (2)

        10.8    -- Memorandum of Agreement, dated as of October 1, 1996,
                   between Greyhound Lines, Inc. and District No. 9, International Association of Machinists, AFL-CIO. (8)

        10.9    -- Memorandum of Agreement, dated as of October 1, 1996,
                   between Greyhound Lines, Inc. and the International Association of Machinists and Aerospace Workers covering garage employees at Miami, Florida; St. Petersburg, Florida; Columbia, South Carolina; Orlando, Florida; Charleston, West Virginia and Tallahassee, Florida. (8)

        10.10   -- Memorandum of Agreement, dated as of October 1, 1996,
                   between Greyhound Lines, Inc. and the International Association of Machinists and Aerospace Workers covering garage employees at Dallas, Texas, Houston, Texas, Kansas City, Missouri, San Antonio, Texas, Brownsville, Texas and Grand Junction, Colorado. (8)

        10.11   -- Memorandum of Agreement, dated September 30, 1998, between the Registrant and the Amalgamated Transit Union National Local 1700. (14)

        10.12   -- Lease Agreement No. 1, dated as of December 29, 1993,
                   between Wilmington Trust Company and the Registrant. (4)

        10.13   -- Lease Agreement No. 2, dated as of December 29, 1993,
                   between Wilmington Trust Company and the Registrant. (4)

        10.14   -- Lease Agreement No. 3, dated as of December 29, 1993,
                   between Wilmington Trust Company and the Registrant. (4)

        10.15   -- Lease Supplement No. 1-1, dated as of December 30, 1993, between Wilmington Trust Company and the Registrant. (4)

        10.16   -- Lease Supplement No. 2-1, dated as of December 30, 1993, between Wilmington Trust Company and the Registrant. (4)

        10.17   -- Lease Supplement No. 3-1, dated as of December 30, 1993, between Wilmington Trust Company and the Registrant. (4)

        10.18   -- Tax Indemnification Agreement, dated as of December 29,
                   1993, between NationsBank Lease Investments, Inc. and the Registrant. (4)

        10.19   -- Pledge Agreement, dated as of December 29, 1993, among the
                   Registrant, Wilmington Trust Company and NationsBank Lease Investments, Inc. (4)

        10.20   -- Participation Agreement, dated as of December 29, 1993, among NationsBank Lease Investments, Inc. and the Registrant.
                   (4)

        10.21   -- Lease Agreement, dated as of March 28, 1994, between
                   Wilmington Trust Company and the Registrant. (5)

        10.22   -- Lease Supplement No. 1, dated as of March 28, 1994,
                   between Wilmington Trust Company and the Registrant. (5)

        10.23   -- Pledge Agreement, dated as of March 28, 1994, among the
                   Registrant, Wilmington Trust Company and Cargill Leasing Corporation. (5)

        10.24   -- Participation Agreement, dated as of March 28, 1994, among
                   Cargill Leasing Corporation and the Registrant. (5)

        10.25   -- Bill of Sale, dated as of March 28, 1994, between the
                   Registrant and Wilmington Trust Company.(5)

        10.26   -- Tax Indemnification Agreement, dated as of March 28, 1994, between Cargill Leasing Corporation and the Registrant. (5)

        10.27   -- Lease Agreement, dated as of March 29, 1994, between
                   Wilmington Trust Company and the Registrant. (5)

        10.28   -- Lease Supplement No. 1, dated as of March 29, 1994,
                   between Wilmington Trust Company and the Registrant. (5)

        10.29   -- Pledge Agreement, dated as of March 29, 1994, among the
                   Registrant, Wilmington Trust Company and Cargill Leasing Corporation. (5)

        10.30   -- Participation Agreement, dated as of March 29, 1994, among
                   Cargill Leasing Corporation and the Registrant. (5)

        10.31   -- Bill of Sale, dated as of March 29, 1994, between the
                   Registrant and Wilmington Trust Company.(5)

        10.32   -- Tax Indemnification Agreement, dated as of March 29, 1994, between Cargill Leasing Corporation and the Registrant. (5)

        10.33   -- Termination Agreement dated as of March 17, 1999, by and between Greyhound Lines, Inc. and Foothill Capital Corporation and BankBoston N.A. (15)

        10.34   -- Greyhound Lines, Inc. Supplemental Executive Retirement
                   Plan. (7)

        10.35   -- First Amendment to Supplemental Executive Retirement Plan.
                   (8)

        10.36   -- Second Amendment to Supplemental Executive Retirement
                   Plan. (15)

        10.37   -- Supplemental Executive Retirement Plan Trust Agreement
                   (15)

        10.38   -- Second Amended Employment Agreement dated March 16, 1999, between Registrant and Craig R. Lentzsch. (15)

        10.39   -- Second Amended Employment Agreement dated March 16, 1999, between Registrant and John Werner Haugsland. (15)

        10.40   -- 1998 Stock Option Plan for ATU Represented Drivers and
                   Mechanics, dated July 22, 1998. (14)

        10.41   -- Greyhound Lines, Inc. Change in Control Severance Pay
                   Program. (14)

        10.42   -- Form of Change in Control Agreement between the Company and certain officers of the Company. (14)

        21      -- Subsidiaries of the Registrant. (15)

        27      -- Financial Data Schedule as of and for the year ended
                   December 31, 1998. (16)

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

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(5) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(6) Incorporated herein by reference from the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(9) Incorporated by reference from the Company's Registration Statement on Form S-4 regarding the Company's 11 1/2% Series B Senior Notes due 2007.

(10) Incorporated by reference from the Company's Registration Statement on Form S-3 regarding the Company's 8 1/2% Convertible Exchangeable preferred Stock, Common Stock and 8 1/2% Convertible Subordinated Debentures due 2009.

(11) Incorporated by reference from Amendment 1 to Form S-4 filed on June 27, 1997.

(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(13) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(14) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(15)  Filed herewith.

(16) Filed only in EDGAR format with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(b) REPORTS ON FORM 8-K

     The Company filed a Form 8-K with the Securities and Exchange Commission on October 30, 1998. The purpose of this filing was to announce that the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Laidlaw Inc. ("Laidlaw") and Laidlaw Transit Acquisition Corp., a wholly owned subsidiary of Laidlaw ("Laidlaw Transit"), pursuant to which Laidlaw Transit will merge with and into the Company (the "Merger"), with the Company as the surviving corporation. The Company was not required to file any additional Form 8-Ks during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas and the State of Texas, on March 31, 1999.

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

                  Signature                        Title                            Date
                  ---------                        -----                            ----
            /s/  JAMES R. BULLOCK          Director                            March 31, 1999
-----------------------------------------
              James R. Bullock


           /s/  CRAIG R. LENTZSCH          President and Chief                 March 31, 1999
-----------------------------------------  Executive Officer
              Craig R. Lentzsch            (Principal Executive Officer)


            /s/  T. SCOTT KIRKSEY          Vice President of Financial         March 31, 1999
-----------------------------------------  Planning and Reporting
              T. Scott Kirksey             (Principal Financial and
                                               Accounting Officer)


CO-REGISTRANTS


ATLANTIC GREYHOUND LINES OF
VIRGINIA, INC.

By:

           /s/  CRAIG R. LENTZSCH               Chairman of the Board, President,    March 31, 1999
------------------------------------------      and Chief Executive Officer
              Craig R. Lentzsch

            /s/  J. FLOYD HOLLAND               Director                             March 31, 1999
------------------------------------------
              J. Floyd Holland

            /s/  T. SCOTT KIRKSEY               Vice President of Financial          March 31, 1999
------------------------------------------      Planning and Reporting
              T. Scott Kirksey                  (Principal Financial and
                                                    Accounting Officer)

GLI HOLDING COMPANY

By:

           /s/  CRAIG R. LENTZSCH               Director, President and              March 31, 1999
------------------------------------------      Chief Executive Officer
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                             March 31, 1999
------------------------------------------
              Jack W. Haugsland

            /s/  T. SCOTT KIRKSEY               Vice President of Financial          March 31, 1999
------------------------------------------      Planning and Reporting
              T. Scott Kirksey                  (Principal Financial and
                                                    Accounting Officer)

GREYHOUND de MEXICO S.A. de C.V.

By:

           /s/  CRAIG R. LENTZSCH               Director and President               March 31, 1999
------------------------------------------
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                             March 31, 1999
------------------------------------------
              Jack W. Haugsland

           /s/  JEFFREY W. SANDERS              Director                             March 31, 1999
------------------------------------------
              Jeffrey W. Sanders

            /s/  T. SCOTT KIRKSEY               Examiner                             March 31, 1999
------------------------------------------
              T. Scott Kirksey                  (Principal Financial and
                                                    Accounting Officer)

GRUPO CENTRO, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director and President                   March 31, 1999
------------------------------------------
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 31, 1999
------------------------------------------
              Jack W. Haugsland

            /s/  T. SCOTT KIRKSEY               Vice President of Financial              March 31, 1999
------------------------------------------      Planning and Reporting
              T. Scott Kirksey                  (Principal Financial and
                                                    Accounting Officer)

LOS BUENOS LEASING CO., INC.

By:

             /s/  ALFONSO PENEDO                Director, President, Chief               March 31, 1999
------------------------------------------      Executive Officer and General
               Alfonso Penedo                   Manager

            /s/  T. SCOTT KIRKSEY               Chief Financial Officer                  March 31, 1999
------------------------------------------      and Treasurer
              T. Scott Kirksey                  (Principal Financial and
                                                    Accounting Officer)

SISTEMA INTERNACIONAL de
TRANSPORTE de AUTOBUSES, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director and President                   March 31, 1999
------------------------------------------
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 31, 1999
------------------------------------------
              Jack W. Haugsland

            /s/  T. SCOTT KIRKSEY               Vice President of Financial              March 31, 1999
------------------------------------------      Planning and Reporting
              T. Scott Kirksey                  (Principal Financial and
                                                    Accounting Officer)

TEXAS, NEW MEXICO & OKLAHOMA
COACHES, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director and Chief                       March 31, 1999
------------------------------------------      Executive Officer
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 31, 1999
------------------------------------------
              Jack W. Haugsland

            /s/  J. FLOYD HOLLAND               Director                                 March 31, 1999
------------------------------------------
              J. Floyd Holland

          /s/  ROBERT D. GREENHILL              Director                                 March 31, 1999
------------------------------------------
             Robert D. Greenhill

            /s/  T. SCOTT KIRKSEY               Vice President of Financial              March 31, 1999
------------------------------------------      Planning and Reporting
              T. Scott Kirksey                  (Principal Financial and
                                                    Accounting Officer)


T.N.M. & O. TOURS, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director and Chief                       March 31, 1999
------------------------------------------      Executive Officer
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 31, 1999
------------------------------------------
              Jack W. Haugsland

            /s/  J. FLOYD HOLLAND               Director                                 March 31, 1999
------------------------------------------
              J. Floyd Holland

          /s/  ROBERT D. GREENHILL              Director                                 March 31, 1999
------------------------------------------
             Robert D. Greenhill

          /s/  RICHARD M. PORTWOOD              Director                                 March 31, 1999
------------------------------------------
             Richard M. Portwood

            /s/  T. SCOTT KIRKSEY               Vice President of Financial              March 31, 1999
------------------------------------------      Planning and Reporting
              T. Scott Kirksey                  (Principal Financial and
                                                    Accounting Officer)

VERMONT TRANSIT CO., INC.

By:

           /s/  CRAIG R. LENTZSCH               Director, President and              March 31, 1999
------------------------------------------      Chief Executive Officer
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                             March 31, 1999
------------------------------------------
              Jack W. Haugsland

            /s/  J. FLOYD HOLLAND               Director                             March 31, 1999
------------------------------------------
              J. Floyd Holland

            /s/  T. SCOTT KIRKSEY               Vice President of Financial          March 31, 1999
------------------------------------------      Planning and Reporting
              T. Scott Kirksey                  (Principal Financial and
                                                    Accounting Officer)

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.                       DESCRIPTION
       -------                     -----------
        3.1        Restated Certificate of Incorporation of Greyhound Lines,
                   Inc.

        3.2        Bylaws of Greyhound Lines, Inc.

        4.3        Second Supplemental Indenture to the 8 1/2% Convertible
                   Subordinated Debentures Indenture between the Registrant and
                   State Street Bank and Trust Company, as trustee.

        10.33 Termination Agreement dated as of March 17, 1999, by and between Greyhound Lines, Inc. and Foothill Capital
                   Corporation and BankBoston N.A.

        10.36      Second Amendment to Supplemental Executive Retirement
                   Plan.

        10.37      Supplemental Executive Retirement Plan Trust Agreement

        10.38 Second Amended Employment Agreement dated March 16, 1999, between Registrant and Craig R. Lentzsch.

        10.39 Second Amended Employment Agreement dated March 16, 1999, between Registrant and John Werner Haugsland.

        21         Subsidiaries of the Registrant.

        27         Financial Data Schedule as of and for the year ended December
                   31, 1998.
