Form 10-Q
period 1999-03-31
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; GRUPO CENTRO INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC; LOS BUENOS LEASING CO INC
filed 1999-05-14
CIK 813040, 813041, 1041393, 1041396, 1041397, 1041398, 1041400, 1041401, 1041402, 1041453

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

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


     As of May 13, 1999, the Registrant had 58,743,069 shares of Common Stock, $0.01 par value, outstanding.



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

CO-REGISTRANTS

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

                                                                                    I.R.S. EMPLOYER      JURISDICTION
                                                              COMMISSION             IDENTIFICATION           OF
NAME                                                           FILE NO.                   NO.               INCORP.
----                                                         ------------           ---------------      ------------
Atlantic Greyhound Lines of Virginia, Inc.                   333-27267-01              58-0869571        Virginia

GLI Holding Company                                          333-27267-04              75-2146309        Delaware

Greyhound de Mexico, S.A. de C.V.                            333-27267-05                 None           Republic of
                                                                                                         Mexico

Grupo Centro, Inc.                                           333-27267-06              75-2692522        Delaware

Los Buenos Leasing Co., Inc.                                 333-27267-07              85-0434715        New Mexico

Sistema Internacional de Transporte de Autobuses, Inc.       333-27267-08              75-2548617        Delaware

Texas, New Mexico & Oklahoma Coaches, Inc.                   333-27267-10              75-0605295        Texas
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                      333-27267-11              75-1188694        Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.                                    333-27267-12              03-0164980        Vermont
106 Main Street
Burlington, Vermont 05401
(802) 862-9671


As of March 31, 1999, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Grupo Centro, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Los Buenos Leasing Co., Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants
(1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                        PAGE NO.
                                                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements:
                    Interim Consolidated Statements of Financial Position as of
                       March 31, 1999 (Unaudited) and December 31, 1998............................       5
                    Interim Consolidated Statements of Operations for the
                       Three Months Ended March 31, 1999 and 1998 (Unaudited)......................       6
                    Condensed Interim Consolidated Statements of Cash Flows for the
                       Three Months Ended March 31, 1999 and 1998 (Unaudited)......................       7
                    Notes to Interim Consolidated Financial Statements (Unaudited).................       8

  Item 2.         Management's Discussion and Analysis of Financial Condition and
                      Results of Operations........................................................      10


PART II. OTHER INFORMATION

  Item 4.         Submission of Matters to a Vote of Security Holders..............................      16

  Item 6.         Exhibits and Reports on Form 8-K.................................................      17


SIGNATURES ........................................................................................      18

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           1999           1998
                                                                                        ----------     ------------
                                                                                               (UNAUDITED)
Current Assets
    Cash and cash equivalents ......................................................     $  24,542      $   4,736
    Accounts receivable, less allowance for doubtful accounts of $158 and $198  ....        41,681         40,774
    Inventories, less allowance for shrinkage of $206 and $205 .....................         6,235          5,705
    Prepaid expenses ...............................................................         7,852          5,170
    Assets held for sale ...........................................................         3,060          3,029
    Current portion of deferred tax assets .........................................        35,638         24,053
    Other current assets ...........................................................         2,715          9,907
                                                                                         ---------      ---------
       Total current assets ........................................................       121,723         93,374
Prepaid Pension Plans ..............................................................        27,920         27,917
Property, Plant and Equipment, net of accumulated depreciation
    of $158,759 and $151,468 .......................................................       403,097        362,417
Investments in Unconsolidated Affiliates ...........................................        14,064         13,560
Deferred Income Taxes ..............................................................        16,030          8,988
Insurance and Security Deposits ....................................................        54,309         67,908
Goodwill, net of accumulated amortization of $2,108 and $1,755 .....................        45,097         39,510
Intangible Assets, net of accumulated amortization of $28,423 and $28,503 ..........        27,184         29,704
                                                                                         ---------      ---------
       Total assets ................................................................     $ 709,424      $ 643,378
                                                                                         =========      =========

Current Liabilities
    Accounts payable ...............................................................     $  22,493      $  27,724
    Accrued liabilities ............................................................        62,634         64,819
    Unredeemed tickets .............................................................        11,135         12,143
    Current portion of reserve for injuries and damages ............................        22,967         22,967
    Current maturities of long-term debt ...........................................        10,567          7,970
                                                                                         ---------      ---------
       Total current liabilities ...................................................       129,796        135,623
Reserve for Injuries and Damages ...................................................        35,167         37,392
Long-Term Debt .....................................................................       182,663        225,688
Minority Interests .................................................................         2,827          3,058
Other Liabilities ..................................................................        23,449         23,604
                                                                                         ---------      ---------
       Total liabilities ...........................................................       373,902        425,365
                                                                                         ---------      ---------

Redeemable Preferred Stock (2,400,000 shares authorized and
       2,363,200 shares issued as of March 31, 1999; aggregate
       liquidation preference $59,080) (Note 1).....................................        59,080             --

Stockholders' Equity
    Preferred stock (10,000,000 shares authorized; par value $.01)
       8 1/2% Convertible Exchangeable Preferred Stock (2,760,000 shares authorized and 2,400,000 shares issued as of December 31, 1998;
           aggregate liquidation preference $60,000) (Note 1).......................            --         60,000
       Series A junior preferred stock (1,500,000 shares authorized as of
           December 31, 1998; none issued) .........................................            --             --
    Common stock (100,000,000 shares authorized; par value $.01; 58,743,069 and 60,255,117 shares issued as of March 31, 1999 and December 31,
       1998 respectively) ..........................................................           587            603
    Capital in excess of par value .................................................       379,790        237,441
    Retained deficit ...............................................................       (95,983)       (71,761)
    Accumulated Other Comprehensive Income, net of tax benefit of $3,181 ...........        (7,953)        (7,232)
    Less: Treasury stock, at cost (109,192 shares at December 31, 1998) ............            --         (1,038)
                                                                                         ---------      ---------
       Total stockholders' equity ..................................................       276,442        218,013
                                                                                         ---------      ---------
           Total liabilities and stockholders' equity ..............................     $ 709,424      $ 643,378
                                                                                         =========      =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        1999            1998
                                                                                      ---------      ---------
                                                                                              (UNAUDITED)
OPERATING REVENUES
  Transportation Services
      Passenger services ........................................................     $ 163,688      $ 153,659
      Package express ...........................................................         8,554          7,973
  Food services .................................................................         7,800          7,033
  Other operating revenues ......................................................        14,696         12,055
                                                                                      ---------      ---------
         Total Operating Revenues ...............................................       194,738        180,720
                                                                                      ---------      ---------

OPERATING EXPENSES
  Maintenance ...................................................................        21,448         19,880
  Transportation ................................................................        49,637         46,124
  Agents' commissions and station costs .........................................        39,981         35,174
  Marketing, advertising and traffic ............................................         6,991          7,041
  Insurance and safety ..........................................................        11,730         11,643
  General and administrative ....................................................        28,275         24,602
  Depreciation and amortization .................................................         9,757          8,439
  Operating taxes and licenses ..................................................        14,368         13,502
  Operating rents ...............................................................        18,688         15,764
  Cost of goods sold - Food services ............................................         5,355          4,769
  Other operating expenses ......................................................           920            685
                                                                                      ---------      ---------
         Total Operating Expenses ...............................................       207,150        187,623
                                                                                      ---------      ---------

Operating Loss ..................................................................       (12,412)        (6,903)
Settlement of Stock Options  (see Note 4) .......................................        19,929             --
Interest Expense ................................................................         6,280          6,654
                                                                                      ---------      ---------
Loss Before Income Taxes ........................................................       (38,621)       (13,557)
Income Tax Benefit ..............................................................       (17,353)        (1,096)
Minority Interest ...............................................................            56             (8)
                                                                                      ---------      ---------
Net Loss Before Extraordinary Item ..............................................       (21,324)       (12,453)
Extraordinary Item, net of tax benefit of $1,310  (see Note 3) ..................         1,607             --
                                                                                      ---------      ---------
Net Loss ........................................................................       (22,931)       (12,453)
Preferred Dividends .............................................................         1,289          1,296
                                                                                      ---------      ---------
Net Loss Attributable to Common Stockholders ....................................     $ (24,220)     $ (13,749)
                                                                                      =========      =========

Net Loss Per Share of Common Stock:
   Basic and Diluted
      Net Loss Attributable to Common Stockholders Before Extraordinary Item ....     $   (0.36)     $   (0.23)
      Extraordinary Item ........................................................         (0.04)            --
                                                                                      ---------      ---------
      Net Loss Attributable to Common Stockholders ..............................     $   (0.40)     $   (0.23)
                                                                                      =========      =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       1999            1998
                                                                     ---------      ---------
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ....................................................       (22,931)       (12,453)
   Non-cash expenses and gains included in net loss ............        (6,628)         6,710
   Net change in certain operating  assets and liabilities .....         7,855        (21,797)
                                                                     ---------      ---------
       Net cash used for operating activities ..................       (21,704)       (27,540)
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ........................................       (51,952)        (5,385)
   Buses purchased for sale and leaseback ......................            --         (7,683)
   Proceeds from assets sold ...................................           266            764
   Payments for business acquisitions, net of cash acquired ....        (6,745)        (1,004)
   Other investing activities ..................................          (748)          (172)
                                                                     ---------      ---------
       Net cash used for investing activities ..................       (59,179)       (13,480)
                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on debt and capital lease obligations ..............        (2,682)        (1,372)
   Redemption of preferred stock ...............................        (1,226)            --
   Parent company capital contributions ........................       143,678             --
   Proceeds from exercise of options ...........................            --          1,237
   Payment of quarterly preferred dividends ....................        (1,296)        (1,296)
   Net change in revolving credit facility .....................       (37,785)        43,778
                                                                     ---------      ---------
       Net cash provided by financing activities ...............       100,689         42,347
                                                                     ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................        19,806          1,327
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................         4,736          2,052
                                                                     ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................     $  24,542      $   3,379
                                                                     =========      =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1999, the results of its operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended March 31, 1999 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1998.

On March 16, 1999, the Company's shareholders approved the Agreement and Plan of Merger ("Merger") with Laidlaw Inc. ("Laidlaw") and Laidlaw Transit Acquisition Corp. ("Laidlaw Transit"). On that date, Laidlaw Transit was merged with and into the Company, with the Company, as the surviving corporation, becoming a subsidiary of Laidlaw. As a result of the Merger, Laidlaw became the sole holder of the Company's Common Stock.

Pursuant to the Merger, the Greyhound Preferred Stock, of which 98.5% or 2,363,200 shares remain outstanding, is convertible into the right to receive $33.33 in cash per share. As a result, the Preferred Stock has been classified as Redeemable Preferred Stock for periods after March 16, 1999.

The consolidated financial statements of the Company are presented on the historical basis of accounting and do not reflect any purchase accounting adjustments.

2.  SIGNIFICANT ACCOUNTING POLICIES

Earnings/Loss Per Share

Basic earnings (loss) per common share is calculated by dividing net income
(loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock"). The calculation of diluted earnings (loss) per share of Common Stock considers the effect of Common Stock equivalents outstanding during the period, the conversion of the Company's 8 1/2% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") and 8 1/2% Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. As a result of the Merger, the Company no longer has any common stock options and the Preferred Stock is no longer convertible into Common Stock. For the three months ended March 31, 1999, the conversion of the Convertible Debentures has an anti-dilutive effect. For the three months ended March 31, 1998, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures and Preferred Stock have an anti-dilutive effect. As a result, these shares are excluded from the final determination of the weighted average shares outstanding at March 31, 1999, and 1998.

The earnings (loss) per share calculation reflect earnings attributable to common shareholders after payment of preferred dividends. The following tables detail the components utilized to calculate earnings per share for the quarters ended March 31, 1999 and 1998.

                                                                   FOR THE QUARTER ENDED MARCH 31, 1999
                                                                -----------------------------------------
                                                                                                PER-SHARE
                                                                   NET LOSS         SHARES        AMOUNT
                                                                ------------      ----------    ---------
     BASIC AND DILUTED EARNINGS PER SHARE
         Net Loss attributable to common stockholders........   $(24,220,000)     59,898,093    $   (0.40)
                                                                ============      ==========    =========

                                                                   FOR THE QUARTER ENDED MARCH 31, 1999
                                                                -----------------------------------------
                                                                                                PER-SHARE
                                                                   NET LOSS         SHARES        AMOUNT
                                                                ------------      ----------    ---------
     BASIC AND DILUTED EARNINGS PER SHARE
         Net Loss attributable to common stockholders........   $(13,749,000)     59,427,216    $   (0.23)
                                                                ============      ==========    =========


3.  EXTRAORDINARY ITEM

Following the Merger, all amounts outstanding under the Revolving Credit Facility were paid and the Revolving Credit Facility was terminated. As a result, the Company recorded a $1.6 million charge, net of a $1.3 million tax benefit, classified as an extraordinary item. This charge is related to the write-off of previously incurred debt issuance costs that were being amortized over the life of the Revolving Credit Facility. The Revolving Credit Facility was paid with capital contributions from Laidlaw.

4.  SETTLEMENT OF STOCK OPTIONS

As a result of the Merger, the Company incurred $19.9 million in charges related to the settlement of the Company's outstanding stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 84.0%, 4.4% and 4.0%, respectively, of the Company's total operating revenues for the three months ended March 31, 1999. The Company's consolidated operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,750 buses and approximately 1,800 sales outlets.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the quarters ended March 31, 1999 and 1998:


                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1999         1998
                                                            ------       ------
Operating Revenues
  Transportation services
     Regular route ..................................         84.0%        85.0%
     Package express ................................          4.4          4.4
  Food services and related .........................          4.0          3.9
  Other operating revenues ..........................          7.6          6.7
                                                            ------       ------
          Total operating revenues ..................        100.0        100.0
Operating Expenses
  Maintenance .......................................         11.0         11.0
  Transportation ....................................         25.5         25.5
  Agents' commissions and station costs .............         20.5         19.5
  Marketing, advertising and traffic ................          3.6          3.9
  Insurance and safety ..............................          6.0          6.4
  General and administrative ........................         14.5         13.6
  Depreciation and amortization .....................          5.0          4.7
  Operating taxes and licenses ......................          7.4          7.5
  Operating rents ...................................          9.6          8.7
  Cost of good sold - food services and related .....          2.8          2.6
  Other operating expenses ..........................          0.5          0.4
                                                            ------       ------
          Total operating expenses ..................        106.4        103.8
                                                            ------       ------
Operating loss ......................................         (6.4)        (3.8)
Settlement of Stock Options .........................         10.2           --
Interest expense ....................................          3.2          3.7
                                                            ------       ------
Loss before income taxes ............................        (19.8)        (7.5)
Income tax benefit ..................................         (8.9)        (0.6)
Minority interest ...................................         (0.0)        (0.0)
                                                            ------       ------
Net loss before extraordinary item ..................        (10.9)        (6.9)
Extraordinary item ..................................          0.8         (0.0)
                                                            ------       ------
Net loss ............................................        (11.7)        (6.9)
Preferred dividends .................................          0.7          0.7
                                                            ------       ------
Net Loss attributable to common stockholders ........        (12.4)        (7.6)
                                                            ======       ======

The following table sets forth certain operating data for the Company for the quarters ended March 31, 1999 and 1998. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.



                                                      THREE MONTHS ENDED MARCH 31,
                                                     -----------------------------         PERCENTAGE
                                                         1999             1998               CHANGE
                                                     -----------       -----------         ----------
Regular Service Miles (000's)...................          75,118            69,058                8.8%
Total Bus Miles (000's).........................          77,345            71,167                8.7
Passenger Miles (000's).........................       1,822,903         1,691,898                7.7
Passengers Carried (000's)......................           5,410             4,975                8.7
Average Trip Length (passenger
   miles/passengers carried)....................             337               340               (0.9)
Load (avg. number of passengers per
   regular service mile)........................            24.3              24.5               (0.8)
Load Factor (% of available seats filled).......            50.3%             52.3%              (3.8)
Yield (regular route revenue/passenger miles)...     $    0.0900       $    0.0908               (0.9)
Total Revenue Per Total Bus Mile................            2.52              2.54               (0.8)
Operating Loss Per Total Bus Mile...............           (0.46)            (0.10)            (360.0)
Cost per Total Bus Mile:
  Maintenance...................................     $     0.277       $     0.279               (0.7)
  Transportation................................           0.642             0.648               (0.9)


THREE MONTHS ENDED MARCH 31, 1999 AND 1998 RESULTS OF OPERATIONS

The Company's results of operations include the operating results of Peoria-Rockford Bus Company, Autobuses Americanos, Autobuses Amigos and On-Time Delivery (collectively the "acquisitions"). The purchases of Peoria-Rockford Bus Company, Autobuses Americanos and Autobuses Amigos were completed in the fourth quarter of 1998 and the purchase of On-Time Delivery occurred during the first quarter of 1999. The results for the acquisitions are included as of their respective purchase dates.

Operating Revenues. Total operating revenues increased $14.0 million, up 7.8%, for the three months ended March 31, 1999, compared to the same period in 1998. Acquisitions accounted for $5.6 million of this growth, pre-acquisition growth amounted to $8.4 million, or 4.6% over the same quarter last year.

Passenger services revenues increased $10.0 million, or 6.5%, for the three months ended March 31, 1999, compared to the same period in 1998 (including $4.2 million related to the acquisitions). The increases in regular route revenues reflect the consolidated impact of an 8.7% increase in the number of passengers carried partially offset by a 0.9% decrease in average trip length and a 0.9% decrease in yield. The decrease in average trip length and yield in the Company's consolidated operating statistics, as compared to the prior year, reflects, in part, the impact of the acquisitions, which carry passengers traveling shorter trip lengths at lower yields.

Package express revenues increased $0.6 million, or 7.3%, for the three months ended March 31, 1999, compared to the same period in 1998 (including $1.0 million related to the acquisitions). Excluding the acquisitions, the Company experienced a decline of $0.4 million due in part to the impact of inclement weather in January and February, combined with lower sales by interline carriers.

Food services revenues increased $0.8 million, up 10.9%, for the three months ended March 31, 1999, compared to the same period in 1998. Food services revenues increased over the prior year due primarily to the increase in passenger traffic discussed above.

Other operating revenues, consisting primarily of revenue from charter and other in-terminal sales and services, increased $2.6 million, up 21.9%, for the three months ended March 31, 1999, compared to the same period in 1998. The increase was primarily attributable to an increase of $1.2 million, up 37.7%, in charter service revenue, as well as increases in revenues from other tenant income and the inclusion of the acquisitions.

Operating Expenses. Total operating expenses increased $19.5 million, up 10.4%, for the three months ended March 31, 1999, compared to the same period in 1998. The increase is attributable to an increase in bus miles operated (8.9%), contractual driver wage increases in April and October 1998, increased terminal salaries, increased ticket commissions due to higher sales, an increase in the number of buses operated under operating leases, and $5.3 million related to the operations of the acquisitions.

Maintenance costs increased $1.6 million, up 7.9%, due to increased bus miles and the inclusion of the acquisitions. Despite these increases, maintenance costs decreased on a cost per bus mile basis.

Transportation expenses increased $3.5 million, up 7.6% for the three months ended March 31, 1999, compared to the same periods in 1998 due to increased bus miles operated, contractual driver wage increases in April and October 1998, and the inclusion of the acquisitions. The increased expenses were partially offset by a decrease in the cost per gallon of diesel fuel. The average cost per gallon of fuel decreased to $0.48 for the three months ended March 31, 1999, compared to $0.58 per gallon during the same period in 1998. The lower fuel prices resulted in fuel cost savings of $1.2 million for the three months ended March 31, 1999, compared to the prior year. On a cost per bus mile basis, transportation expenses decreased, due primarily to the impact of the lower fuel prices partially offset by driver wage increases.

Agents' commissions and station costs increased $4.8 million, up 13.7%, for the three months ended March 31, 1999, compared to the same periods in 1998 primarily due to commissions associated with increased ticket sales, annual wage increases for terminal staff and the inclusion of the acquisitions.

Insurance and safety costs increased $0.1 million, up 0.7%, for the three months ended March 31, 1999, compared to the same periods in 1998 due to increased bus miles and the inclusion of the acquisitions.

General and administrative expenses increased $3.7 million, up 14.9%, for the three months ended March 31, 1999, compared to the same periods in 1998 due primarily due to additions to administrative personnel, increased expenses associated with remediation of the Company's computer systems related to the Year 2000 issue of $1.3 million and the inclusion of the acquisitions.

Depreciation and amortization increased by $1.3 million, up 15.6%, for the three months ended March 31, 1999, compared to the same periods in 1998 due primarily to depreciation and goodwill amortization attributable to the acquisitions and increased depreciation related to increased capital expenditures in current and prior periods.

Operating taxes and licenses expense increased $0.9 million, up 6.4%, for the three months ended March 31, 1999, compared to the same periods in 1998. This increase results from higher payroll taxes due to increased salaries, wages and head-counts related to higher business volume and the inclusion of the acquisitions.

Operating rents increased $2.9 million, up 18.5%, for the three months ended March 31, 1999, compared to the same periods in 1998 due to the inclusion of the acquisitions, combined with an increase in the number of buses financed under operating leases.

Food services cost of goods sold increased $0.6 million, up 12.3%, for the three months ended March 31, 1999, compared to the same periods in 1998, primarily due to the 10.9% increase in Food services revenues for the same period.

Other operating expenses increased $0.2 million, up 34.3%, for the three months ended March 31, 1999, compared to the same period in 1999 due to the inclusion of the acquisitions.

As a result of Laidlaw Inc. ("Laidlaw") acquiring the Company, the Company incurred $19.9 million in charges related to the settlement of the Company's outstanding stock options.

Interest expense decreased $0.4 million, down 5.6%, for the three months ended March 31, 1999, compared to the same periods in 1998. The decrease is the result of a lower outstanding balance on the Company's Revolving Credit Facility through March 16, 1999. Additionally, on March 17, 1999, subsequent to the acquisition of the Company by Laidlaw, all amounts outstanding under the Revolving Credit Facility were paid and the Revolving Credit Facility was terminated.

Additionally, the Company had an extraordinary item for the three months ended March 31, 1999. This was a $1.6 million charge, net of tax benefit of $1.3 million, related to the termination of the Company's Revolving Credit Facility, which included the write-off of previously incurred debt issuance costs that were being amortized over the life of the Revolving Credit Facility. The Revolving Credit Facility was paid with capital contributions from Laidlaw.

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

Net cash used by operating activities decreased $5.8 million, or 21.1%, to $21.7 million for the three months ended March 31, 1999, from $27.5 million in 1998. Net cash used by operating activities during the three months ended March 31, 1999, were negatively impacted by the $19.9 million payments for settlement of stock options, offset by a $23.8 million reduction in insurance deposits which were obtained following the issuance by Laidlaw of letters of credit. Net cash used for investing activities increased $45.7 million, to $59.2 million in 1999 from $13.5 million in 1998, principally due to $6.8 million in payments for business acquisitions combined with a $38.9 million increase in capital expenditures. Net cash provided by financing activities increased $58.3 million, or 137.7%, to $100.7 million in 1999 from $42.3 million in 1998. This increase can primarily be attributed to the $143.7 million capital contribution provided by the Company's parent. This increase was partially offset by the retirement of the $37.8 million related to the Revolving Credit Facility.

As a result of the Laidlaw acquisition of the Company, the Company will be required to make a one-time offer to repurchase all or any part of each holder's 11 1/2% Senior Notes at a price equal to 101% of the principal amount thereof plus interest. Additionally, the Company will be required to make a one-time offer to repurchase all or any part of each holder's Convertible Debentures at a price equal to 100% of the principal amount thereof plus interest. Also, the Preferred Stock became convertible into $33.33 in cash for each share of Preferred Stock, which is in excess of the liquidation preference.

SUBSTANTIAL LEVERAGE

The Company has consolidated indebtedness that is substantial in relation to its stockholders' equity. As of March 31, 1999, the Company had outstanding consolidated long-term indebtedness (including current portions) of approximately $193.2 million and total stockholders' equity of approximately $276.4 million. The seasonal fluctuations in the Company's cash flows can be significant. The second quarter of each year typically represents the Company's greatest period of leverage. Generally, the first quarter and most of the second quarter are loss periods requiring the financing of substantial cash outflows for operations. However, the last half of the year (primarily the third quarter) provides substantial positive cash flows and, as a result, the Company is typically at its least leveraged point at year end.


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

The first phase is an assessment of the Company's systems with respect to year 2000 readiness. During the Assessment phase, the Company, with the assistance of consultants, reviews individual applications and the hardware and network infrastructure supporting those applications. The assessment also includes non-"information technology" (non-IT) systems, such as fax machines, time clocks and bus maintenance test equipment. A comprehensive review and inventory of non-IT technology enabled equipment and functions will be completed in this phase. The assessment of all of the Company's IT systems was completed during the third quarter of 1998. The assessment of the Company's non-IT systems will be completed in the second quarter of 1999. The Assessment phase also involves an assessment of the readiness of third party vendors and suppliers. The Company has already issued year 2000 readiness questionnaires to some vendors and will continue this effort. However, responses to these inquiries have been limited. Nevertheless, as a normal course of business, the Company has contingency plans in place to deal with failures of most of the critical third-party systems. Where such contingency plans are not in place, the Company is in the process of developing those plans.

The purpose of the Planning phase is to develop a detailed set of plans for bringing the Company's systems to year 2000 readiness. The Company first developed plans to prepare individual applications and platforms for year 2000 readiness. These individual plans were then consolidated into an overall plan for remediation of the IT systems. Priority has been given to the mission critical functions. For those non-mission critical systems that might not be ready for the year 2000, the overall plan calls for the development of contingency plans to minimize disruption to the business. The overall plan for IT systems was completed during the fourth quarter of 1998. The planning phase for non-IT systems is targeted for completion in the second quarter of 1999, following the completion of the Company's non-IT systems Assessment Phase.

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

The Company's total costs related to year 2000 assessment and remediation are based on presently available information. The total remaining costs related to the year 2000 assessment and remediation efforts are estimated to be between $10.0 million and $15.0 million, including internal salaries that would be incurred without remediation efforts. The Company estimates that approximately half of this amount will be capitalized, with the remainder being expensed as incurred. The costs which include expenditures in 1999 and 2000 exceed the previous rate of IT related expenditures, including capitalized expenditures, by approximately $5.0 million to $10.0 million. These costs will be funded through operating cash flows or from funds provided by Laidlaw. Since the Company has been replacing and upgrading its computer systems in the ordinary course of business, the Company cannot estimate the costs incurred to date related specifically to remediating year 2000 issues.

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

OTHER

There were no other material changes in the Company's financial condition nor were there any substantive changes relative to matters discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the Company's annual 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 16, 1999, at the Company's special meeting of shareholders, the holders of at least a majority of the outstanding shares of the Company's Common Stock and Preferred Stock, voting together as a single class, voted in favor of, and for approval of, the Agreement and Plan of Merger with Laidlaw Inc. and Laidlaw Transit Acquisition Corp. Total votes for, against, and abstentions were 36,336,827 and 5,959,454 and 115,801, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


27   -  Financial Data Schedule as of and for the three months ended March 31,
        1999. (1)

--------------------------------------------------------------------------------
 (1) Filed only in EDGAR format with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(b)  REPORTS ON FORM 8-K

    During the three months ended March 31, 1999, the Company filed a current report on Form 8-K with the Securities and Exchange Commission. The Company filed Form 8-K on January 28, 1999, in order to report that Laidlaw delivered to the Company a letter informing the Company that Laidlaw was irrevocably waiving its right to satisfy any portion of the merger consideration with Laidlaw common shares. As a result, the merger consideration will be paid entirely in cash.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1999




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

                                    T.N.M. & O. TOURS, INC.

                                    By: /s/ T. Scott Kirksey
                                        ------------------------------------
                                        T. Scott Kirksey
                                        Chief Accounting Officer

                                    VERMONT TRANSIT CO., INC.

                                    By: /s/ T. Scott Kirksey
                                        ------------------------------------
                                        T. Scott Kirksey
                                        Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NO.                           DESCRIPTION
-------                       -----------
   27   -      Financial Data Schedule as of and for the three months ended
               March 31, 1999.