Form 10-Q
period 1999-06-30
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; GRUPO CENTRO INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC; LOS BUENOS LEASING CO INC
filed 1999-08-11
CIK 813040, 813041, 1041393, 1041396, 1041397, 1041398, 1041400, 1041401, 1041402, 1041453

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

        As of August 10, 1999, the Registrant had 58,743,069 shares of Common Stock, $0.01 par value, outstanding.


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

CO-REGISTRANTS

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

                                                                                    I.R.S. EMPLOYER      JURISDICTION
                                                              COMMISSION             IDENTIFICATION           OF
NAME                                                            FILE NO.                   NO.              INCORP.
----                                                         ------------           ----------------     ------------
Atlantic Greyhound Lines of Virginia, Inc.                   333-27267-01              58-0869571        Virginia

GLI Holding Company                                          333-27267-04              75-2146309        Delaware

Greyhound de Mexico, S.A. de C.V.                            333-27267-05                 None           Republic of
                                                                                                         Mexico

Grupo Centro, Inc.                                           333-27267-06              75-2692522        Delaware

Los Buenos Leasing Co., Inc.                                 333-27267-07              85-0434715        New Mexico

Sistema Internacional de Transporte de Autobuses, Inc.       333-27267-08              75-2548617        Delaware

Texas, New Mexico & Oklahoma Coaches, Inc.                   333-27267-10              75-0605295        Texas
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                      333-27267-11              75-1188694        Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.                                    333-27267-12              03-0164980        Vermont
106 Main Street
Burlington, Vermont 05401
(802) 862-9671

As of June 30, 1999, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Grupo Centro, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Los Buenos Leasing Co., Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants
(1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements:
                    Interim Consolidated Statements of Financial Position as of
                       June 30, 1999 (Unaudited) and December 31, 1998.............................       5
                    Interim Consolidated Statements of Operations for the
                       Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)...............       6
                    Condensed Interim Consolidated Statements of Cash Flows for the
                       Six Months Ended June 30, 1999 and 1998 (Unaudited).........................       7
                    Notes to Interim Consolidated Financial Statements (Unaudited).................       8

  Item 2.         Management's Discussion and Analysis of Financial Condition and
                      Results of Operations........................................................      10


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................................................      16


SIGNATURES       ..................................................................................      17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       JUNE 30,    DECEMBER 31,
                                                                                         1999          1998
                                                                                     -----------   ------------
                                                                                     (UNAUDITED)
Current Assets
    Cash and cash equivalents .................................................     $      6,171      $      4,736
    Accounts receivable, less allowance for doubtful accounts of $188 and $198            44,996            40,774
    Inventories, less allowance for shrinkage of $208 and $205 ................            6,678             5,705
    Prepaid expenses ..........................................................            5,572             5,170
    Assets held for sale ......................................................            4,959             3,029
    Current portion of deferred tax assets ....................................           34,643            24,053
    Other current assets ......................................................            2,537             9,907
                                                                                    ------------      ------------
       Total current assets ...................................................          105,556            93,374
Prepaid Pension Plans .........................................................           27,917            27,917
Property, Plant and Equipment, net of accumulated depreciation
    of $163,101 and $151,468 ..................................................          415,907           362,417
Investments in Unconsolidated Affiliates ......................................           14,730            13,560
Deferred Income Taxes .........................................................           16,344             8,988
Insurance and Security Deposits ...............................................           40,178            67,908
Goodwill, net of accumulated amortization of $2,546 and $1,755 ................           45,014            39,510
Intangible Assets, net of accumulated amortization of $29,830 and $28,503 .....           27,473            29,704
                                                                                    ------------      ------------
       Total assets ...........................................................     $    693,119      $    643,378
                                                                                    ============      ============

Current Liabilities
    Accounts payable ..........................................................     $     28,701      $     27,724
    Accrued liabilities .......................................................           61,198            64,819
    Unredeemed tickets ........................................................           12,122            12,143
    Current portion of reserve for injuries and damages .......................           22,967            22,967
    Current maturities of long-term debt ......................................            5,852             7,970
                                                                                    ------------      ------------
       Total current liabilities ..............................................          130,840           135,623
Reserve for Injuries and Damages ..............................................           34,470            37,392
Long-Term Debt ................................................................          180,631           225,688
Minority Interests ............................................................            3,175             3,058
Other Liabilities .............................................................           23,137            23,604
                                                                                    ------------      ------------
       Total liabilities ......................................................          372,253           425,365
                                                                                    ------------      ------------

Redeemable Preferred Stock (2,400,000 shares authorized and 1,746,886 shares issued as of June 30, 1999; aggregate
       liquidation preference $43,672) (Note 1) ...............................           43,672              --

Stockholders' Equity
    Preferred stock (10,000,000 shares authorized as of December 31, 1998; par value $.01)
       8 1/2% Convertible Exchangeable Preferred Stock (2,760,000
           shares authorized and 2,400,000 shares issued as of December 31,
           1998; aggregate liquidation preference $60,000) (Note 1) ...........             --              60,000
       Series A junior preferred stock (1,500,000 shares authorized as of
           December 31, 1998; none issued) ....................................             --                --
    Common stock (100,000,000 shares authorized; par value $.01; 58,743,069 and 60,255,117 shares issued as of June 30, 1999 and December 31,
       1998 respectively) .....................................................              587               603
    Capital in excess of par value ............................................          380,290           237,441
    Retained deficit ..........................................................          (96,164)          (71,761)
    Accumulated Other Comprehensive Income, net of tax benefit of $3,181 ......           (7,519)           (7,232)
    Less: Treasury stock, at cost (109,192 shares at December 31, 1998) .......             --              (1,038)
                                                                                    ------------      ------------
       Total stockholders' equity .............................................          277,194           218,013
                                                                                    ------------      ------------
           Total liabilities and stockholders' equity .........................     $    693,119      $    643,378
                                                                                    ============      ============

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                         1999            1998           1999           1998
                                                       ---------      ---------      ---------      ---------
                                                              (UNAUDITED)                  (UNAUDITED)
OPERATING REVENUES
   Transportation Services
       Passenger services ........................     $ 190,801      $ 180,611      $ 354,489      $ 334,270
       Package express ...........................        10,222          8,816         18,776         16,789
   Food services and related .....................         9,862          7,863         17,662         14,896
   Other operating revenues ......................        17,468         13,957         32,164         26,012
                                                       ---------      ---------      ---------      ---------
           Total operating revenues ..............       228,353        211,247        423,091        391,967
                                                       ---------      ---------      ---------      ---------

OPERATING EXPENSES
   Maintenance ...................................        21,457         20,655         42,905         40,535
   Transportation ................................        54,717         51,302        104,354         97,426
   Agents' commissions and station costs .........        42,644         38,378         82,625         73,552
   Marketing, advertising and traffic ............         7,246          6,865         14,237         13,906
   Insurance and safety ..........................        12,642         12,799         24,372         24,442
   General and administrative ....................        30,338         26,360         58,613         50,962
   Depreciation and amortization .................        10,982          9,403         20,739         17,842
   Operating taxes and licenses ..................        14,329         14,164         28,697         27,666
   Operating rents ...............................        18,205         16,133         36,893         31,897
   Cost of goods sold - food services and related          6,410          5,136         11,765          9,905
   Other operating expenses ......................           685            696          1,605          1,381
                                                       ---------      ---------      ---------      ---------
           Total operating expense ...............       219,655        201,891        426,805        389,514
                                                       ---------      ---------      ---------      ---------

Operating Income (Loss) ..........................         8,698          9,356         (3,714)         2,453
Settlement of Stock Options  (see Note 3) ........         1,365           --           21,294           --
Interest Expense .................................         5,377          7,305         11,657         13,959
                                                       ---------      ---------      ---------      ---------
Income (Loss) Before Income Taxes ................         1,956          2,051        (36,665)       (11,506)
Income Tax Provision (Benefit) ...................           881            179        (16,472)          (917)
Minority Interest ................................           267            (83)           323            (91)
                                                       ---------      ---------      ---------      ---------
Net Income (Loss) Before Extraordinary Item ......           808          1,955        (20,516)       (10,498)
Extraordinary Item  (see Note 4) .................          --             --            1,607           --
                                                       ---------      ---------      ---------      ---------
Net Income (Loss) ................................           808          1,955        (22,123)       (10,498)
Preferred Dividends ..............................           988          1,296          2,277          2,592
                                                       ---------      ---------      ---------      ---------
Net Income (Loss) Attributable to Common
 Stockholders ....................................     $    (180)     $     659      $ (24,400)     $ (13,090)
                                                       =========      =========      =========      =========

Net Income (Loss) Per Share of Common Stock:
   Basic and Diluted
       Net Income (Loss) Attributable to Common
           Stockholders Before Extraordinary
           Item ..................................     $    0.00      $    0.01      $   (0.38)     $   (0.22)
       Extraordinary Item ........................          --             --            (0.03)          --
                                                       ---------      ---------      ---------      ---------
       Net Income (Loss) Attributable to Common
           Stockholders ..........................     $    0.00      $    0.01      $   (0.41)     $   (0.22)
                                                       =========      =========      =========      =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                          1999              1998
                                                                      ------------      ------------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .....................................................     $    (22,123)     $    (10,498)
   Extraordinary item ...........................................            1,607              --
   Non-cash expenses and gains included in net loss .............            3,557            14,919
   Net change in certain operating  assets and liabilities ......           25,667           (19,928)
                                                                      ------------      ------------
       Net cash provided by (used for) operating activities .....            8,708           (15,507)
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .........................................          (77,056)          (10,750)
   Buses purchased for sale and leaseback .......................             --             (27,502)
   Proceeds from assets sold ....................................              364               240
   Payments for business acquisitions, net of cash acquired .....           (7,420)           (1,484)
   Other investing activities ...................................             (984)             (301)
                                                                      ------------      ------------
       Net cash used for investing activities ...................          (85,096)          (39,797)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on debt and capital lease obligations ...............           (9,429)           (2,952)
   Redemption of preferred stock ................................          (21,768)             --
   Parent company capital contributions .........................          149,312              --
   Proceeds from exercise of options ............................             --               2,437
   Payment of quarterly preferred dividends .....................           (2,507)           (2,592)
   Net change in revolving credit facility ......................          (37,785)           58,853
                                                                      ------------      ------------
       Net cash provided by financing activities ................           77,823            55,746
                                                                      ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......................            1,435               442
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................            4,736             2,052
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................     $      6,171      $      2,494
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

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1999, the results of its operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended June 30, 1999 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1998.

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

Pursuant to the Merger, the Greyhound Preferred Stock, of which 72.8% or 1,746,886 shares remain outstanding, is convertible into the right to receive $33.33 in cash per share. As a result, the Preferred Stock has been classified as Redeemable Preferred Stock for periods after March 16, 1999.

The consolidated financial statements of the Company do not reflect any purchase accounting adjustments relating to the Merger.

2. SIGNIFICANT ACCOUNTING POLICIES

Earnings/Loss Per Share

Basic earnings (loss) per common share is calculated by dividing net income
(loss) attributable to common stockholders by the weighted average shares of common stock of the Company ("Common Stock"). The calculation of diluted earnings (loss) per share of Common Stock considers the effect of Common Stock equivalents outstanding during the period, the conversion of the Company's 8 1/2% Convertible Subordinated Debentures due 2007 (the "Convertible Debentures") and 8 1/2% Convertible Exchangeable Preferred Stock (the "Preferred Stock"). Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. As a result of the Merger, the Company no longer has any common stock options and the Preferred Stock and Convertible Debentures are no longer convertible into Common Stock. For the three months ended June 30, 1998, the assumed exercise of outstanding in-the-money stock options is dilutive and thus the shares have been included in the weighted average shares below. For the six months ended June 30, 1998, the assumed exercise of outstanding in-the-money stock options and conversion of Convertible Debentures and Preferred Stock have an anti-dilutive effect. As a result, these shares are excluded from the final determination of the weighted average shares outstanding.

The earnings (loss) per share calculation reflect earnings attributable to common shareholders after payment of preferred dividends. The following tables detail the components utilized to calculate earnings per share for the three and six months ended June 30, 1999 and 1998.

                                           THREE MONTHS ENDED JUNE 30, 1999                SIX MONTHS ENDED JUNE 30, 1999
                                           --------------------------------                ------------------------------
                                                                       PER-SHARE                                     PER-SHARE
                                        NET LOSS           SHARES       AMOUNT        NET LOSS           SHARES       AMOUNT
                                      ------------      ------------   ---------    ------------      ------------   ----------
BASIC AND DILUTED EARNINGS PER SHARE
Net Loss attributable to
   common stockholders ..........     $   (180,000)       58,743,069     $(0.00)    $(24,400,000)       59,317,389     $(0.41)
                                      ============      ============     ======     ============      ============     =====

                                           THREE MONTHS ENDED JUNE 30, 1998                SIX MONTHS ENDED JUNE 30, 1998
                                           --------------------------------                ------------------------------
                                                                       PER-SHARE                                     PER-SHARE
                                       NET INCOME          SHARES       AMOUNT        NET LOSS          SHARES         AMOUNT
                                      ------------      ------------   ---------    ------------      ------------   ----------
BASIC EARNINGS PER SHARE
  Net Income (Loss) attributable to
     common stockholders ........     $    659,000        59,905,542     $0.01      $(13,090,000)       59,668,804     $(0.22)
                                      ============      ============     =====      ============      ============     =====
DILUTED EARNINGS PER SHARE
  Net Income (Loss) attributable to
     common stockholders ........     $    659,000        62,658,296     $0.01      $(13,090,000)       59,668,804     $(0.22)
                                      ============      ============     =====      ============      ============     =====

3. SETTLEMENT OF STOCK OPTIONS

As a result of the Merger, the Company incurred $21.3 million in charges related to the settlement of the Company's outstanding stock options.


4. EXTRAORDINARY ITEM

Following the Merger, all amounts outstanding under the Revolving Credit Facility were paid and the Revolving Credit Facility was terminated. As a result, the Company recorded a $1.6 million charge in the first quarter of 1999, net of a $1.3 million tax benefit, classified as an extraordinary item. This charge is related to the write-off of previously incurred debt issuance costs that were being amortized over the life of the Revolving Credit Facility. The Revolving Credit Facility was paid with capital contributions from Laidlaw.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and in-terminal food services at certain terminals. The Company's consolidated operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,775 buses and approximately 1,800 sales outlets.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the three and six months ended June 30, 1999 and 1998:

                                                         THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                              1999         1998           1999          1998
                                                             -----         -----         -----          -----
Operating Revenues
  Transportation services
       Passenger services ...........................         83.6%         85.5%         83.8%          85.3%
       Package express ..............................          4.5           4.2           4.4            4.3
  Food services and related .........................          4.3           3.7           4.2            3.8
  Other operating revenues ..........................          7.6           6.6           7.6            6.6
                                                             -----         -----         -----          -----
           Total operating revenues .................        100.0         100.0         100.0          100.0

Operating Expenses
  Maintenance .......................................          9.4           9.8          10.1           10.3
  Transportation ....................................         24.0          24.3          24.7           24.9
  Agents' commissions and station costs .............         18.7          18.2          19.5           18.8
  Marketing, advertising and traffic ................          3.2           3.2           3.4            3.5
  Insurance and safety ..............................          5.5           6.1           5.8            6.2
  General and administrative ........................         13.3          12.5          13.9           13.0
  Depreciation and amortization .....................          4.8           4.5           4.9            4.6
  Operating taxes and licenses ......................          6.3           6.7           6.8            7.1
  Operating rents ...................................          8.0           7.6           8.7            8.1
  Cost of goods sold - food services and related ....          2.8           2.4           2.8            2.5
  Other operating expenses ..........................          0.2           0.2           0.3            0.4
                                                             -----         -----         -----          -----
           Total operating expenses .................         96.2          95.5         100.9           99.4
                                                             -----         -----         -----          -----
Operating Income (Loss) .............................          3.8           4.5          (0.9)           0.6
Settlement of stock options .........................          0.6           0.0           5.0            0.0
Interest Expense ....................................          2.3           3.5           2.8            3.5
                                                             -----         -----         -----          -----
Income (Loss) Before Income Taxes ...................          0.9           1.0          (8.7)          (2.9)
Income Tax Provision (Benefit) ......................          0.4           0.1          (3.9)          (0.2)
Minority Interest ...................................          0.1           0.0           0.1            0.0
                                                             -----         -----         -----          -----
Net Income (Loss) Before Extraordinary Item .........          0.4           0.9          (4.9)          (2.7)
Extraordinary Item ..................................          0.0           0.0           0.4            0.0
                                                             -----         -----         -----          -----
Net Income (Loss) Attributable to Common
Stockholders Before Preferred Dividends .............          0.4           0.9          (5.3)          (2.7)
Preferred Dividends .................................          0.4           0.6           0.5            0.6
                                                             -----         -----         -----          -----
Net Income (Loss) Attributable to Common
Stockholders ........................................          0.0           0.3          (5.8)          (3.3)
                                                             =====         =====         =====          =====

The following table sets forth certain operating data for the Company for the three and six months ended June 30, 1999 and 1998. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   JUNE 30,        PERCENTAGE             JUNE 30,        PERCENTAGE
                                              1999         1998      CHANGE           1999        1998       CHANGE
                                            ---------   ---------   ---------      ---------    ---------   ---------
Total Bus Miles (000's).................       86,116      80,581         6.9        163,461      151,748        7.7
Passenger Miles (000's).................    2,191,615   1,994,057         9.9      4,014,518    3,685,955        8.9
Passengers Carried (000's)..............        5,998       5,589         7.3         11,408       10,564        8.0
Average Trip Length (passenger miles/
   passengers carried)..................          365         357         2.2            352          349        0.9
Load (avg. number of passengers per
   regular service mile)................         26.3        25.5         3.1           25.3         25.0        1.2
Load Factor (% of available seats
   filled)..............................         54.2        54.1         0.2           52.4         53.2       (1.5)
Yield (regular route
   revenue/passenger miles)............       $0.0871     $0.0906        (3.9)       $0.0884      $0.0907       (2.5)
Total Revenue Per Total Bus Mile.......          2.65        2.62         1.1           2.59         2.58        0.4
Cost Per Total Bus Mile:
   Maintenance.........................       $ 0.249     $ 0.256        (2.7)        $0.262       $0.267       (1.9)
   Transportation......................         0.635       0.637        (0.3)         0.638        0.642       (0.6)
   Insurance and Safety................         0.147       0.159        (7.6)         0.149        0.161       (7.5)

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 RESULTS OF OPERATIONS

The Company's results of operations include the operating results of Peoria-Rockford Bus Company, Autobuses Americanos, Autobuses Amigos, On-Time Delivery and Larson Express (collectively the "acquisitions"). The purchases of Peoria-Rockford Bus Company, Autobuses Americanos and Autobuses Amigos were completed in the fourth quarter of 1998, the purchase of On-Time Delivery occurred during the first quarter of 1999 and the purchase of Larson Express occurred during the second quarter of 1999. The results for the acquisitions are included as of their respective purchase dates.

Operating Revenues. Total operating revenues increased $17.1 million, up 8.1%, and $31.1 million, up 7.9%, for the three and six months ended June 30, 1999, compared to the same periods in 1998. Acquisitions accounted for $6.9 million and $12.5 million of this growth for the three and six months, resulting in internal growth of $10.2 million, or 4.8%, and $18.6 million, or 4.7%, for the three and six months compared to the same periods in the prior year.

Passenger services revenues increased $10.2 million, up 5.6%, and $20.2 million, up 6.0%, for the three and six months ended June 30, 1999, compared to the same periods in 1998 (including $4.6 million and $8.9 million related to the acquisitions). The increases in regular route revenues reflect the consolidated impact of a 7.3% and 8.0% increase in the number of passengers carried for the three and six months, combined with a 2.2% and 0.9% increase in average trip length, partially offset by a 3.9% and 2.5% decrease in yield. The decrease in yield is a reflection of the longer trip length and promotional pricing in the long-haul corridors to meet airline competition.

Package express revenues increased $1.4 million, up 15.9%, and $2.0 million, up 11.8%, for the three and six months ended June 30, 1999, compared to the same periods in 1998 (including $1.9 million and $2.9 million related to the acquisitions). Excluding the acquisitions, the Company experienced a decline of $0.5 million and $0.9 million for the three and six months ended June 30, 1999, due to declines in our standard product offering (the traditional, low-value, terminal to terminal market segment) offset somewhat by gains in same day and priority product offerings. The declines in the standard offering are a result of continued competition, as well as expanded product offerings (such as United Parcel Service's guaranteed service "brown label" product), from larger next day package delivery companies. In response, the Company is increasing its focus on the same day delivery market niche through selling of priority service and the creation of new product offerings such as our Daily Direct, a guaranteed same day or early overnight service.

Food services revenues increased $2.0 million, up 25.4%, and $2.8 million, up 18.6%, for the three and six months ended June 30, 1999, compared to the same periods in 1998. Food services revenues increased over the prior year due to the acquisition of eight in-terminal, concessionaire-operated locations that were previously Burger King locations ($1.3 million and $1.4 million for the three and six months ended June 30, 1999), the increase in passenger traffic discussed above, and increased phone card sales.

Other operating revenues, consisting primarily of revenue from charter and other in-terminal sales and services, increased $3.5 million, up 25.2%, and $6.2 million, up 23.7%, for the three and six months ended June 30, 1999, compared to the same periods in 1998. Excluding the acquisitions, the increase was due to increases in tenant income primarily as a result of the Peter Pan Pool, initiated on January 12, 1999, which results in income to the Company for sharing its terminal space and an increase in charter service revenue of $1.2 million, up 26.0%, and $2.3 million, up 29.2%, for the three and six months ended June 30, 1999.

Operating Expenses. Total operating expenses increased $17.8 million, up 8.8%, and $37.3 million, up 9.6%, for the three and six months ended June 30, 1999, compared to the same periods in 1998. The increase is attributable to an increase in bus miles operated (6.9% and 7.7% for the three and six months ended June 30, 1999 compared to the same periods in 1998), driver wage increases, increased terminal salaries, increased ticket commissions due to higher sales, an increase in the number of buses operated under operating leases, and $6.2 million and $11.5 million for the three and six months ended June 30, 1999, related to the operations of the acquisitions.

Maintenance costs increased $0.8 million, up 3.9%, and $2.4 million, up 5.8%, due to increased bus miles and the inclusion of the acquisitions. Despite these increases, maintenance costs decreased on a cost per bus mile basis.

Transportation expenses increased $3.4 million, up 6.7%, and $6.9 million, up 7.1%, for the three and six months ended June 30, 1999, compared to the same periods in 1998 due to increased bus miles operated, an additional driver wage increase above normal annual increases due to renegotiation of the union contract in October 1998, and the inclusion of the acquisitions. The increased expenses were partially offset by a decrease in the cost per gallon of diesel fuel for the six months ended June 30, 1999, with no savings in the quarter as fuel prices have increased to 1998 levels. The average cost per gallon of fuel decreased to $0.53 for the six months ended June 30, 1999, compared to $0.57 per gallon during the same period in 1998. The lower fuel prices resulted in fuel cost savings of $1.1 million for the six months ended June 30, 1999, compared to the prior year.

Agents' commissions and station costs increased $4.3 million, up 11.1%, and $9.1 million, up 12.3%, for the three and six months ended June 30, 1999, compared to the same periods in 1998 primarily due to commissions associated with increased ticket sales, annual wage increases for terminal staff and the inclusion of the acquisitions. Additionally, the Peter Pan Pool increased terminal wages as the increase in sales resulted in increased staffing needs. Income from the Peter Pan Pool that offsets these costs is reflected in other operating revenue.

Marketing, advertising and traffic expense increased $0.4 million, up 5.5%, and $0.3 million, up 2.4%, for the three and six months ended June 30, 1999, compared to the same periods in 1998 but were virtually unchanged as a percentage of total revenues.

Insurance and safety costs decreased $0.2 million, down 1.2%, and $0.1 million, down 0.3%, for the three and six months ended June 30, 1999, compared to the same periods in 1998. Despite increased miles and the inclusion of the acquisitions, expenses have decreased as the Company is experiencing favorable trends due to safety programs.

General and administrative expenses increased $4.0 million, up 15.1%, and $7.7 million, up 15.0%, for the three and six months ended June 30, 1999, compared to the same periods in 1998 due primarily to increased expenses associated with remediation of the Company's computer systems related to the Year 2000 issue, the inclusion of the acquisitions and additions in administrative personnel. For the three and six months ended June 30, 1999, Year 2000 expenses totaled $1.4 million and $2.7 million, respectively.

Depreciation and amortization increased $1.6 million, up 16.8%, and $2.9 million, up 16.2%, for the three and six months ended June 30, 1999, compared to the same periods in 1998 due primarily to depreciation and goodwill amortization attributable to the acquisitions and depreciation related to increased capital expenditures in current and prior periods. Additionally, the Company has purchased 50 buses that were previously under operating leases.

Operating taxes and licenses expense increased $0.2 million, up 1.2%, and $1.0 million, up 3.7%, for the three and six months ended June 30, 1999, compared to the same periods in 1998. This increase results from higher payroll taxes due to increased salaries, wages and head-counts related to higher business volume and the inclusion of the acquisitions.

Operating rents increased $2.1 million, up 12.8%, and $5.0 million, up 15.7%, for the three and six months ended June 30, 1999, compared to the same periods in 1998 due to the inclusion of the acquisitions, combined with an increase in the number of buses financed under operating leases and increased facility rents.

Food services cost of goods sold increased $1.3 million, up 24.8%, and $1.9 million, up 18.8%, for the three and six months ended June 30, 1999, compared to the same periods in 1998, primarily due to the 25.4% and 18.6% increase in Food services revenues for the same periods.

As a result of Laidlaw Inc. ("Laidlaw") acquiring the Company, the Company incurred $21.3 million in charges related to the settlement of the Company's outstanding stock options.

Interest expense decreased $1.9 million, down 26.4%, and $2.3 million, down 16.5%, for the three and six months ended June 30, 1999, compared to the same periods in 1998. The decrease is the result of a lower outstanding balance on the Company's Revolving Credit Facility through March 16, 1999. Additionally, on March 17, 1999, subsequent to the acquisition of the Company by Laidlaw, all amounts outstanding under the Revolving Credit Facility were paid and the Revolving Credit Facility was terminated.

Additionally, the Company had an extraordinary item in March. This was a $1.6 million charge, net of tax benefit of $1.3 million, related to the termination of the Company's Revolving Credit Facility, which included the write-off of previously incurred debt issuance costs that were being amortized over the life of the Revolving Credit Facility. The Revolving Credit Facility was paid with capital contributions from Laidlaw.

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

Operating activities produced cash of $8.7 million for the six months ended June 30, 1999. This is an improvement of $24.2 million from $15.5 million of cash used by operating activities in 1998. Net cash used by operating activities during the six months ended June 30, 1999, were negatively impacted by the $21.3 million payments for settlement of stock options, offset by a $23.8 million reduction in insurance deposits which were obtained following the issuance by Laidlaw of letters of credit and $12.2 million in security deposit returns due to an improved credit rating as a result of the Merger. Net cash used for investing activities increased $45.3 million, to $85.1 million in 1999 from $39.8 million in 1998, principally due to $7.4 million in payments for business acquisitions combined with a $38.8 million increase in capital expenditures. Net cash provided by financing activities increased $22.1 million to $77.8 million in 1999 from $55.7 million in 1998. This increase can primarily be attributed to the $149.3 million capital contribution provided by the Company's parent. This increase was partially offset by the retirement of the $37.8 million related to the Revolving Credit Facility and $21.8 million of Preferred Stock conversions.

As a result of the Laidlaw acquisition of the Company, the Company made a one-time offer to repurchase all or any part of each holder's 11 1/2% Senior Notes at a price equal to 101% of the principal amount thereof plus interest, which was accepted by no holders of these notes. Additionally, the Company made a one-time offer to repurchase all or any part of each holder's Convertible Debentures at a price equal to 100% of the principal amount thereof plus interest, which was accepted in July by holders of $3.7 million of the outstanding $9.8 million. Also, the Preferred Stock became convertible into $33.33 in cash for each share of Preferred Stock, which is in excess of the liquidation preference.

SUBSTANTIAL LEVERAGE AND SEASONALITY

The Company has consolidated indebtedness that is substantial in relation to its stockholders' equity. As of June 30, 1999, the Company had outstanding consolidated long-term indebtedness (including current portions) of approximately $186.5 million and total stockholders' equity of approximately $277.2 million. The seasonal fluctuations in the Company's cash flows can be significant. Generally, the first quarter and most of the second quarter are loss periods requiring the financing of substantial cash outflows for operations. However, the last half of the year (primarily the third quarter) provides substantial positive cash flows.

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

The first phase is an assessment of the Company's systems with respect to year 2000 readiness. During the Assessment phase, the Company, with the assistance of consultants, reviews individual applications and the hardware and network infrastructure supporting those applications. The assessment also includes non-"information technology" (non-IT) systems, such as fax machines, time clocks and bus maintenance test equipment. A comprehensive review and inventory of non-IT technology enabled equipment and functions will be completed in this phase. The assessment of all of the Company's IT systems was completed during the third quarter of 1998. The assessment of a substantial majority of the Company's non-IT systems have been completed and the remainder will be completed in the third quarter of 1999. The Assessment phase also involves an assessment of the readiness of third party vendors and suppliers. The Company has already issued year 2000 readiness questionnaires to some vendors and will continue this effort. However, responses to these inquiries have been limited. Nevertheless, as a normal course of business, the Company has contingency plans in place to deal with failures of most of the critical third-party systems. Where such contingency plans are not in place, the Company is in the process of developing those plans.

The purpose of the Planning phase is to develop a detailed set of plans for bringing the Company's systems to year 2000 readiness. The Company first developed plans to prepare individual applications and platforms for year 2000 readiness. These individual plans were then consolidated into an overall plan for remediation of the IT systems. Priority has been given to the mission critical functions. For those non-mission critical systems that might not be ready for the year 2000, the overall plan calls for the development of contingency plans to minimize disruption to the business. The overall plan for IT systems was completed during the fourth quarter of 1998. The planning phase for non-IT systems is targeted for completion in the third quarter of 1999, following the completion of the Company's non-IT systems Assessment Phase.

In the Implementation phase, the Company will bring the IT systems to a state of readiness as stand-alone units. Each application and its supporting infrastructure components will be remediated, replaced or upgraded, as appropriate. Each application will be tested to ensure the accuracy of current functionality and to ensure the continuance of the functionality into the year 2000 and beyond. To date, most of the infrastructure components and the majority of applications have been remediated. The Company completed the Implementation phase for mission critical IT systems in the second quarter of 1999. Non-mission critical IT systems and non-IT systems are expected to be made year 2000 ready by the end of third quarter of 1999.

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

The Company's total costs related to year 2000 assessment and remediation are based on presently available information. The total remaining costs related to the year 2000 assessment and remediation efforts are estimated to be between $7.0 million and $9.0 million, including internal salaries that would be incurred without remediation efforts. The Company estimates that approximately half of this amount will be capitalized, with the remainder being expensed as incurred. These costs will be funded through operating cash flows or from funds provided by Laidlaw. Since the Company has been replacing and upgrading its computer systems in the ordinary course of business, the Company cannot estimate the costs incurred to date related specifically to remediating year 2000 issues.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

4.1 - Third Supplemental Indenture dated as of February 1, 1999, between the Registrant and Chase Manhattan Trust Company as Trustee.

4.2 - Fourth Supplemental Indenture dated as of May 14, 1999, between the Registrant and Chase Manhattan Trust Company as Trustee.

27   -  Financial Data Schedule as of and for the six months ended
        June 30, 1999. (1)

------------------------
(1) Filed only in EDGAR format with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(b)  REPORTS ON FORM 8-K

    During the three months ended June 30, 1999, the Company did not file any current reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 1999


                                            GREYHOUND LINES, INC.

                                            By: /s/ Jeffrey W. Sanders
                                                -------------------------------
                                                Jeffrey W. Sanders
                                                Senior Vice President and Chief
                                                Financial Officer


                                            ATLANTIC GREYHOUND LINES OF
                                            VIRGINIA, INC.

                                            By: /s/ Jeffrey W. Sanders
                                                -------------------------------
                                                Jeffrey W. Sanders
                                                Senior Vice President and Chief
                                                Financial Officer


                                            GLI HOLDING COMPANY

                                            By: /s/ Jeffrey W. Sanders
                                                -------------------------------
                                                Jeffrey W. Sanders
                                                Senior Vice President and Chief
                                                Financial Officer


                                            GREYHOUND de MEXICO S.A. de C.V.

                                            By: /s/ Jeffrey W. Sanders
                                                -------------------------------
                                                Jeffrey W. Sanders
                                                Senior Vice President and Chief
                                                Financial Officer


                                            GRUPO CENTRO, INC.

                                            By: /s/ Jeffrey W. Sanders
                                                -------------------------------
                                               Jeffrey W. Sanders
                                               Senior Vice President and Chief
                                               Financial Officer


                                            LOS BUENOS LEASING CO., INC.

                                            By: /s/ Jeffrey W. Sanders
                                                -------------------------------
                                                Jeffrey W. Sanders
                                                Senior Vice President and Chief
                                                Financial Officer

                                            SISTEMA INTERNACIONAL de TRANSPORTE
                                            de AUTOBUSES, INC.

                                            By: /s/ Jeffrey W. Sanders
                                                -------------------------------
                                                Jeffrey W. Sanders
                                                Senior Vice President and Chief
                                                Financial Officer

                                            TEXAS, NEW MEXICO & OKLAHOMA
                                            COACHES, INC.

                                            By: /s/ Jeffrey W. Sanders
                                                -------------------------------
                                                Jeffrey W. Sanders
                                                Senior Vice President and Chief
                                                Financial Officer

                                            T.N.M. & O. TOURS, INC.

                                            By: /s/ Jeffrey W. Sanders
                                                -------------------------------
                                                Jeffrey W. Sanders
                                                Senior Vice President and Chief
                                                Financial Officer

                                            VERMONT TRANSIT CO., INC.

                                            By: /s/ Jeffrey W. Sanders
                                                -------------------------------
                                                Jeffrey W. Sanders
                                                Senior Vice President and Chief
                                                Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
4.1  -  Third Supplemental Indenture dated as of February 1, 1999, between the
        Registrant and Chase Manhattan Trust Company as Trustee.

4.2  -  Fourth Supplemental Indenture dated as of May 14, 1999, between the
        Registrant and Chase Manhattan Trust Company as Trustee.

27   -  Financial Data Schedule as of and for the six months ended
        June 30, 1999. (1)

------------------------
(1) Filed only in EDGAR format with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.