Form 10-Q
period 1999-09-30
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC; LOS BUENOS LEASING CO INC
filed 1999-11-12
CIK 813040, 813041, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402, 1041453

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to
                                             ---------    ---------

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

     As of November 11, 1999, the Registrant had 58,743,069 shares of Common Stock, $0.01 par value, outstanding.

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

CO-REGISTRANTS

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

                                                                                    I.R.S. EMPLOYER    JURISDICTION
                                                             COMMISSION              IDENTIFICATION         OF
NAME                                                          FILE NO.                     NO.            INCORP.
----                                                         ----------             ---------------    ------------

Atlantic Greyhound Lines of Virginia, Inc.                   333-27267-01              58-0869571        Virginia

GLI Holding Company                                          333-27267-04              75-2146309        Delaware

Greyhound de Mexico, S.A. de C.V.                            333-27267-05                 None           Republic of
                                                                                                         Mexico

Los Buenos Leasing Co., Inc.                                 333-27267-07              85-0434715        New Mexico

Sistema Internacional de Transporte de Autobuses, Inc.       333-27267-08              75-2548617        Delaware

Texas, New Mexico & Oklahoma Coaches, Inc.                   333-27267-10              75-0605295        Texas
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                      333-27267-11              75-1188694        Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.                                    333-27267-12              03-0164980        Vermont
106 Main Street
Burlington, Vermont 05401
(802) 862-9671

As of September 30, 1999, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Los Buenos Leasing Co., Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                       PAGE NO.
                                                                                                       --------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements:
                    Interim Consolidated Statements of Financial Position as of
                       September 30, 1999 (Unaudited) and December 31, 1998........................       5
                    Interim Consolidated Statements of Operations for the
                       Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited).........       6
                    Condensed Interim Consolidated Statements of Cash Flows for the
                       Nine Months Ended September 30, 1999 and 1998 (Unaudited)...................       7
                    Notes to Interim Consolidated Financial Statements (Unaudited).................       8

  Item 2. Management's Discussion and Analysis of Financial Condition and
                      Results of Operations........................................................      10

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......................................      16

Item 6.  Exhibits and Reports on Form 8-K..........................................................      17

SIGNATURES       ..................................................................................      18

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                                   1999            1998
                                                                                                ----------      ----------
                                                                                                (UNAUDITED)

Current Assets
    Cash and cash equivalents .............................................................     $    7,778      $    4,736
    Accounts receivable, less allowance for doubtful accounts of $328 and $198 ............         48,269          40,774
    Inventories, less allowance for shrinkage of $223 and $205 ............................          6,952           5,705
    Prepaid expenses ......................................................................          4,739           5,170
    Assets held for sale ..................................................................          4,989           3,029
    Current portion of deferred tax assets ................................................         28,661          24,053
    Other current assets ..................................................................          2,841           9,907
                                                                                                ----------      ----------
       Total current assets ...............................................................        104,229          93,374
Prepaid Pension Plans .....................................................................         29,183          27,917
Property, Plant and Equipment, net of accumulated depreciation
    of $169,763 and $151,468 ..............................................................        414,636         362,417
Investments in Unconsolidated Affiliates ..................................................         14,872          13,560
Deferred Income Taxes .....................................................................          7,474           8,988
Insurance and Security Deposits ...........................................................         40,623          67,908
Goodwill, net of accumulated amortization of $3,065 and $1,755 ............................         45,921          39,510
Intangible Assets, net of accumulated amortization of $31,069 and $28,503 .................         27,512          29,704
                                                                                                ----------      ----------
       Total assets .......................................................................     $  684,450      $  643,378
                                                                                                ==========      ==========

Current Liabilities
    Accounts payable ......................................................................     $   30,981      $   27,724
    Due to Laidlaw ........................................................................         21,551              --
    Accrued liabilities ...................................................................         71,629          64,819
    Unredeemed tickets ....................................................................         10,086          12,143
    Current portion of reserve for injuries and damages ...................................         23,032          22,967
    Current maturities of long-term debt ..................................................          5,244           7,970
                                                                                                ----------      ----------
       Total current liabilities ..........................................................        162,523         135,623
Reserve for Injuries and Damages ..........................................................         14,109          37,392
Long-Term Debt ............................................................................        176,222         225,688
Minority Interests ........................................................................          3,734           3,058
Other Liabilities .........................................................................         22,830          23,604
                                                                                                ----------      ----------
       Total liabilities ..................................................................        379,418         425,365
                                                                                                ----------      ----------

Redeemable Preferred Stock (2,400,000 shares authorized and 1,732,100 shares issued as of September 30, 1999; aggregate
       Liquidation preference $43,303) (Note 1)............................................         43,303              --

Stockholders' Equity
    Preferred stock (10,000,000  shares authorized as of December 31, 1998; par value $.01)
       8 1/2% Convertible Exchangeable Preferred Stock (2,760,000 shares
           Authorized and 2,400,000 shares issued as of December 31, 1998;
           Aggregate liquidation preference $60,000) (Note 1) .............................             --          60,000
       Series A junior preferred stock (1,500,000 shares authorized as of
           December 31, 1998; none issued) ................................................             --              --
    Common stock (100,000,000 shares authorized; par value $.01; 58,743,069 and 60,255,117 shares issued as of September 30, 1999 and December 31,
       1998 respectively) .................................................................            587             603
    Capital in excess of par value ........................................................        356,457         237,441
    Retained deficit ......................................................................        (87,621)        (71,761)
    Accumulated Other Comprehensive Income, net of tax benefit of $3,181 ..................         (7,694)         (7,232)
    Less: Treasury stock, at cost (109,192 shares at December 31, 1998) ...................             --          (1,038)
                                                                                                ----------      ----------
       Total stockholders' equity .........................................................        261,729         218,013
                                                                                                ----------      ----------
           Total liabilities and stockholders' equity .....................................     $  684,450      $  643,378
                                                                                                ==========      ==========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                         1999           1998            1999            1998
                                                      ----------     ----------      ----------      ----------
                                                             (UNAUDITED)                    (UNAUDITED)

OPERATING REVENUES
   Transportation Services
       Passenger services ..........................  $  231,016     $  213,214      $  585,506      $  547,484
       Package express .............................      10,381          8,702          29,158          25,491
   Food services and related .......................      11,579          8,921          29,241          23,817
   Other operating revenues ........................      15,401         13,297          47,563          39,309
                                                      ----------     ----------      ----------      ----------
           Total operating revenues ................     268,377        244,134         691,468         636,101
                                                      ----------     ----------      ----------      ----------

OPERATING EXPENSES
   Maintenance .....................................      22,738         21,849          65,643          62,384
   Transportation ..................................      60,112         53,914         164,465         151,339
   Agents' commissions and station costs ...........      48,042         41,813         130,667         115,366
   Marketing, advertising and traffic ..............       9,316          6,277          23,553          20,182
   Insurance and safety ............................      16,285         13,147          40,657          37,589
   General and administrative ......................      31,248         26,633          89,860          77,594
   Depreciation and amortization ...................      11,073          8,888          31,812          26,730
   Operating taxes and licenses ....................      15,355         15,022          44,052          42,688
   Operating rents .................................      20,164         16,988          57,057          48,886
   Cost of goods sold - food services and related...       7,529          5,637          19,296          15,543
   Other operating expenses ........................         501          1,182           2,106           2,563
                                                      ----------     ----------      ----------      ----------
           Total operating expense .................     242,363        211,350         669,168         600,864
                                                      ----------     ----------      ----------      ----------

Operating Income ...................................      26,014         32,784          22,300          35,237
Settlement of Stock Options  (see Note 3) ..........          --             --          21,294              --
Interest Expense ...................................       5,304          7,263          16,961          21,222
                                                      ----------     ----------      ----------      ----------
Income (Loss) Before Income Taxes ..................      20,710         25,521         (15,955)         14,015
Income Tax Provision (Benefit) .....................      10,789        (16,250)         (5,683)        (17,167)
Minority Interest ..................................         460            134             783              42
                                                      ----------     ----------      ----------      ----------
Net Income (Loss) Before Extraordinary Item ........       9,461         41,637         (11,055)         31,140
Extraordinary Item  (see Note 4) ...................          --             --           1,607              --
                                                      ----------     ----------      ----------      ----------
Net Income (Loss) ..................................       9,461         41,637         (12,662)         31,140
                                                      ==========     ==========      ==========      ==========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         1999            1998
                                                                      ----------      ----------
                                                                             (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ............................................     $  (12,662)     $   31,140
   Extraordinary item ...........................................          1,607              --
   Non-cash expenses and gains included in net income (loss) ....         28,313           2,338
   Net change in certain operating  assets and liabilities ......         33,218         (16,165)
                                                                      ----------      ----------
       Net cash provided by operating activities ................         50,476          17,313
                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .........................................        (87,511)        (17,627)
   Buses purchased for sale and leaseback .......................             --         (40,976)
   Proceeds from assets sold ....................................            942           1,133
   Payments for business acquisitions, net of cash acquired .....         (7,491)         (2,523)
   Other investing activities ...................................           (958)            357
                                                                      ----------      ----------
       Net cash used for investing activities ...................        (95,018)        (59,636)
                                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on debt and capital lease obligations ...............        (10,797)         (4,330)
   Redemption of preferred stock ................................        (22,260)             --
   Redemption of 8 1/2% Debentures ..............................         (3,740)             --
   Parent company capital contributions .........................        265,805              --
   Dividends to Parent company ..................................       (140,204)             --
   Proceeds from exercise of options ............................             --           2,595
   Payment of quarterly preferred dividends .....................         (3,435)         (3,888)
   Net change in revolving credit facility ......................        (37,785)         48,821
                                                                      ----------      ----------
       Net cash provided by financing activities ................         47,584          43,198
                                                                      ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................          3,042             875
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................          4,736           2,052
                                                                      ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................     $    7,778      $    2,927
                                                                      ==========      ==========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended September 30, 1999 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1998.

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

Pursuant to the Merger, the Greyhound Preferred Stock, of which 72.2% or 1,732,100 shares remain outstanding, is convertible into the right to receive $33.33 in cash per share. As a result, the Preferred Stock has been classified as Redeemable Preferred Stock for periods after March 16, 1999.

The consolidated financial statements of the Company do not reflect any purchase accounting adjustments relating to the Merger.

2. RELATED PARTY TRANSACTIONS

Following the Merger, the Company began to purchase its insurance through Laidlaw. The Company has a $50,000 deductible for property damage claims and no deductible for all other claims. As a result, there is no insurance reserve associated with claims arising after March 16, 1999. The Company has recorded $21.6 million in insurance expense under this program, which the Company believes is comparative to the cost under its previous insurance program.

Additionally, the Company has entered into a tax allocation agreement with Laidlaw whereby benefits from deductions and taxes on income are generally allocated to the Company on a basis equivalent to or more favorable than the basis the Company would have recognized as a stand alone company.

Following the Merger, the Company had a $23.8 million reduction in insurance deposits which were obtained following the issuance by Laidlaw of letters of credit and $12.2 million in security deposit returns due to an improved credit rating as a result of Laidlaw acquiring the Company.

Also, Laidlaw has guaranteed four bus leases entered into by the Company covering 88 buses. This guarantee resulted in a lower effective interest rate on the leases, resulting in monthly payments per bus of $2,642 compared to $2,696.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and in-terminal food services at certain terminals. The Company's consolidated operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,800 buses and approximately 1,800 ticket sales outlets.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the three and nine months ended September 30, 1999 and 1998:

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               SEPTEMBER 30,            SEPTEMBER 30,
                                                             1999        1998         1999         1998
                                                            ------      ------       ------       ------

Operating Revenues
  Transportation services
       Passenger services .............................       86.1%       87.3%        84.7%        86.1%
       Package express ................................        3.9         3.6          4.2          4.0
  Food services and related ...........................        4.3         3.7          4.2          3.7
  Other operating revenues ............................        5.7         5.4          6.9          6.2
                                                            ------      ------       ------       ------
           Total operating revenues ...................      100.0       100.0        100.0        100.0
Operating Expenses
  Maintenance .........................................        8.5         8.9          9.5          9.8
  Transportation ......................................       22.4        22.1         23.8         23.8
  Agents' commissions and station costs ...............       17.9        17.1         18.9         18.1
  Marketing, advertising and traffic ..................        3.5         2.6          3.4          3.2
  Insurance and safety ................................        6.1         5.4          5.9          5.9
  General and administrative ..........................       11.6        10.9         13.0         12.2
  Depreciation and amortization .......................        4.1         3.6          4.6          4.2
  Operating taxes and licenses ........................        5.7         6.2          6.4          6.7
  Operating rents .....................................        7.5         7.0          8.3          7.7
  Cost of goods sold - food services and related ......        2.8         2.3          2.8          2.4
  Other operating expenses ............................        0.2         0.5          0.2          0.5
                                                            ------      ------       ------       ------
           Total operating expenses ...................       90.3        86.6         96.8         94.5
                                                            ------      ------       ------       ------
Operating Income ......................................        9.7        13.4          3.2          5.5
Settlement of stock options ...........................        0.0         0.0          3.1          0.0
Interest Expense ......................................        2.0         2.9          2.4          3.3
                                                            ------      ------       ------       ------
Income (Loss) Before Income Taxes .....................        7.7        10.5         (2.3)         2.2
Income Tax Provision (Benefit) ........................        3.8        (6.7)        (0.9)        (2.7)
Minority Interest .....................................        0.2         0.1          0.1          0.0
                                                            ------      ------       ------       ------
Net Income (Loss) Before Extraordinary Item ...........        3.7        17.1         (1.5)         4.9
Extraordinary Item ....................................        0.0         0.0          0.3          0.0
                                                            ------      ------       ------       ------
Net Income (Loss) .....................................        3.7        17.1         (1.8)         4.9
                                                            ======      ======       ======       ======

The following table sets forth certain operating data for the Company for the three and nine months ended September 30, 1999 and 1998. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                      SEPTEMBER 30,           PERCENTAGE         SEPTEMBER 30,           PERCENTAGE
                                                  1999            1998          CHANGE        1999            1998         CHANGE
                                               -----------     -----------       ----      -----------     -----------      ----

Total Bus Miles (000's) ..................          97,862          91,282        7.2          261,323         243,030       7.5
Passenger Miles (000's) ..................       2,641,272       2,379,650       11.0        6,642,330       6,065,606       9.5
Passengers Carried (000's) ...............           7,140           6,620        7.9           18,591          17,184       8.2
Average Trip Length (passenger miles/
   passengers carried) ...................             370             359        3.1              357             353       1.1
Load (avg. number of passengers per
   regular service mile) .................            27.3            26.4        3.4             26.0            25.6       1.6
Load Factor (% of available seats
   filled) ...............................            56.2            55.7        0.9             53.7            54.2      (0.9)
Yield (regular route
   revenue/passenger miles) ..............     $    0.0872     $    0.0896       (2.7)     $    0.0881     $    0.0903      (2.4)
Total Revenue Per Total Bus Mile .........            2.74            2.67        2.6             2.65            2.62       1.1
Cost Per Total Bus Mile:
   Maintenance ...........................     $     0.232     $     0.239       (2.9)     $     0.251     $     0.257      (2.3)
   Transportation ........................           0.614           0.591        3.9            0.629           0.623       1.0
   Insurance and Safety ..................           0.166           0.144       15.3            0.156           0.155       0.6

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 RESULTS OF OPERATIONS

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

Operating Revenues. Total operating revenues increased $24.2 million, up 9.9%, and $55.4 million, up 8.7%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998. Acquisitions accounted for $8.1 million and $20.6 million of this growth for the three and nine months, resulting in internal growth of $16.2 million, or 6.6%, and $34.8 million, or 5.5%, for the three and nine months compared to the same periods in the prior year.

Passenger services revenues increased $17.8 million, up 8.3%, and $38.0 million, up 6.9%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998 (including $5.5 million and $14.4 million related to the acquisitions). The increases in regular route revenues reflect the consolidated impact of a 7.9% and 8.2% increase in the number of passengers carried for the three and nine months, combined with a 3.1% and 1.1% increase in average trip length, partially offset by a 2.7% and 2.4% decrease in yield. The decrease in yield is a reflection of the longer trip length and promotional pricing in the long-haul corridors to meet airline competition.

Package express revenues increased $1.7 million, up 19.3%, and $3.7 million, up 14.4%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998 (including $2.2 million and $5.2 million related to the acquisitions). Excluding the acquisitions, the Company experienced a decline of $0.5 million and $1.5 million for the three and nine months ended September 30, 1999, due to declines in its standard product offering (the traditional, low-value, terminal to terminal market segment) offset somewhat by gains in same day and priority product offerings. The declines in the standard offering are a result of continued competition, as well as expanded product offerings (such as United Parcel Service's guaranteed service "brown label" product), from larger next day package delivery companies. In response, the Company continues to increase its focus on the same day delivery market niche through selling of priority service and the creation of new product offerings such as Daily Direct, a guaranteed same day or early overnight service.

Food services revenues increased $2.7 million, up 29.8%, and $5.4 million, up 22.8%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998. Food services revenues increased over the prior year due to the acquisition of eight in-terminal, concessionaire-operated locations that were previously Burger King locations ($1.5 million and $3.0 million for the three and nine months ended September 30, 1999), the increase in passenger traffic discussed above, and increased phone card sales.

Other operating revenues, consisting primarily of revenue from charter and other in-terminal sales and services, increased $2.1 million, up 15.8%, and $8.3 million, up 21.0%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998. Excluding the acquisitions, the increase was due to increases in tenant income primarily as a result of the Peter Pan Pool, initiated on January 12, 1999, which results in income to the Company for sharing its terminal space offset by a slight decrease in charter service revenue of $0.5 million, down 13.5% for the three months ended September 30, 1999. Charter revenues were down for the quarter as the Company utilized more of its resources to handle the summer line-haul traffic. However, charter service revenue is up $1.8 million, or 16.3% for the nine months ended September 30, 1999.

Operating Expenses. Total operating expenses increased $31.0 million, up 14.7%, and $68.3 million, up 11.4%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998. The increase is attributable to an increase in bus miles operated (7.2% and 7.5% for the three and nine months ended September 30, 1999 compared to the same periods in 1998), driver wage increases, increased terminal salaries, increased ticket commissions due to higher sales, an increase in the number of buses operated under operating leases, and $6.8 million and $18.4 million for the three and nine months ended September 30, 1999, related to the operations of the acquisitions.

Maintenance costs increased $0.9 million, up 4.1%, and $3.3 million, up 5.2%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998 due to increased bus miles and the inclusion of the acquisitions. Despite these increases, maintenance costs decreased on a cost per bus mile basis.

Transportation expenses increased $6.2 million, up 11.5%, and $13.1 million, up 8.7%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998 due to increased bus miles operated, an additional driver wage increase above normal annual increases due to renegotiation of the union contract in October 1998, increased fuel costs and the inclusion of the acquisitions. Fuel prices have gone above 1998 levels, with the average cost per gallon of fuel increasing to $0.648 and $0.575 for the three and nine months ended September 30, 1999, compared to $0.501 and $0.540 per gallon during the same periods in 1998. The increased fuel prices resulted in increased fuel cost of $2.4 million and $1.5 million for the three and nine months ended September 30, 1999, compared to the prior year.

Agents' commissions and station costs increased $6.2 million, up 14.9%, and $15.3 million, up 13.3%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998 primarily due to commissions associated with increased ticket sales, annual wage increases for terminal staff and the inclusion of the acquisitions. Additionally, the Peter Pan Pool increased terminal wages as the increase in sales resulted in increased staffing needs. Income from the Peter Pan Pool that offsets these costs is reflected in other operating revenue.

Marketing, advertising and traffic expense increased $3.0 million, up 48.4%, and $3.4 million, up 16.7%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998 due to a shift in advertising spending to increase peak-season advertising.

Insurance and safety costs increased $3.1 million, up 23.9%, and $3.1 million, up 8.2%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998. The increase is due principally to increased miles and the inclusion of the acquisitions.

General and administrative expenses increased $4.6 million, up 17.3%, and $12.3 million, up 15.8%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998 due primarily to increased expenses associated with remediation of the Company's computer systems related to the Year 2000 issue, the inclusion of the acquisitions and additions in administrative personnel. For the three and nine months ended September 30, 1999, Year 2000 expenses totaled $1.8 million and $4.5 million, respectively.

Depreciation and amortization increased $2.2 million, up 24.6%, and $5.1 million, up 19.0%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998 due primarily to depreciation and goodwill amortization attributable to the acquisitions and depreciation related to increased capital expenditures in current and prior periods. Additionally, the Company has purchased 50 buses that were previously under operating leases.

Operating taxes and licenses expense increased $0.3 million, up 2.2%, and $1.4 million, up 3.2%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998. This increase results from higher payroll taxes due to increased salaries, wages and head-counts related to higher business volume and the inclusion of the acquisitions.

Operating rents increased $3.2 million, up 18.7%, and $8.2 million, up 16.7%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998 due to the inclusion of the acquisitions, combined with an increase in the number of buses financed under operating leases and increased facility rents.

Food services cost of goods sold increased $1.9 million, up 33.6%, and $3.8 million, up 24.1%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998, primarily due to the 29.8% and 22.8% increase in Food services revenues for the same periods and due to increased labor costs.

As a result of Laidlaw Inc. ("Laidlaw") acquiring the Company, the Company incurred $21.3 million in charges related to the settlement of the Company's outstanding stock options.

Interest expense decreased $2.0 million, down 27.0%, and $4.3 million, down 20.1%, for the three and nine months ended September 30, 1999, compared to the same periods in 1998. The decrease is the result of a lower outstanding balance on the Company's Revolving Credit Facility through March 16, 1999. Additionally, on March 17, 1999, subsequent to the acquisition of the Company by Laidlaw, all amounts outstanding under the Revolving Credit Facility were paid and the Revolving Credit Facility was terminated.

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

Operating activities produced cash of $50.5 million for the nine months ended September 30, 1999, which is an improvement of $33.2 million compared to 1998. Net cash used by operating activities during the nine months ended September 30, 1999, were negatively impacted by the $21.3 million payments for settlement of stock options, offset by a $23.8 million reduction in insurance deposits which were obtained following the issuance by Laidlaw of letters of credit and $12.2 million in security deposit returns due to an improved credit rating as a result of the Laidlaw acquiring the Company. Net cash used for investing activities increased $35.4 million compared to 1998, principally due to $7.5 million in payments for business acquisitions combined with a $28.9 million increase in capital expenditures. Net cash provided by financing activities increased $7.9 million compared to 1998. This increase can primarily be attributed to the $265.8 million capital contribution provided by the Company's parent offset by dividends to the parent of $140.2 million. This increase was partially offset by the retirement of the $37.8 million related to the Revolving Credit Facility, $22.3 million of Preferred Stock conversions and $3.7 million due to the repurchase of a portion of the outstanding Convertible Debentures.

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

SUBSTANTIAL LEVERAGE AND SEASONALITY

The Company has consolidated indebtedness that is substantial in relation to its stockholders' equity. As of September 30, 1999, the Company had outstanding consolidated long-term indebtedness (including current portions) of approximately $181.5 million and total stockholders' equity of approximately $261.7 million. The seasonal fluctuations in the Company's cash flows can be significant. Generally, the first quarter and most of the second quarter are loss periods requiring the financing of substantial cash outflows for operations. However, the last half of the year (primarily the third quarter) provides substantial positive cash flows.

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

The first phase is an assessment of the Company's systems with respect to year 2000 readiness. During the Assessment phase, the Company, with the assistance of consultants, reviewed individual applications and the hardware and network infrastructure supporting those applications. The assessment also included non-"information technology" (non-IT) systems, such as fax machines, time clocks and bus maintenance test equipment. The assessment of all of the Company's IT systems and non-IT systems were completed in the third quarter of 1999. The Assessment phase also involves an assessment of the readiness of third party vendors and suppliers. The Company has issued year 2000 readiness questionnaires to some vendors and will continue this effort. However, responses to these inquiries have been limited. Nevertheless, as a normal course of business, the Company has contingency plans in place to deal with failures of most of the critical third-party systems.

The purpose of the Planning phase was to develop a detailed set of plans for bringing the Company's systems to year 2000 readiness. The Company first developed plans to prepare individual applications and platforms for year 2000 readiness. These individual plans were then consolidated into an overall plan for remediation of the IT systems. Priority has been given to the mission critical functions. For those non-mission critical systems that might not be ready for the year 2000, the overall plan calls for the development of contingency plans to minimize disruption to the business. The overall plan for IT systems was completed during the fourth quarter of 1998. The planning phase for non-IT systems was completed in the third quarter of 1999.

In the Implementation phase, the Company will bring the IT systems to a state of readiness as stand-alone units. Each application and its supporting infrastructure components will be remediated, replaced or upgraded, as appropriate. Each application will be tested to ensure the accuracy of current functionality and to ensure the continuance of the functionality into the year 2000 and beyond. To date, most of the infrastructure components and the majority of applications have been remediated. The Company completed the Implementation phase for mission critical IT systems in the second quarter of 1999. The majority of the non-mission critical IT systems and non-IT systems were made year 2000 ready by the end of third quarter of 1999.

The Testing phase is the most complicated phase of the year 2000 Readiness Process. In this phase, IT systems are tested for year 2000 readiness, meaning that a series of tests using the same data but different dates is performed to ensure readiness of the IT systems both prior to and after the year 2000. Testing of individual infrastructure components and applications will continue, however, the majority of testing was completed in the third quarter of 1999.

Clean Management is confirming that any newly acquired components or applications are deemed year 2000 ready before their introduction into the Company. The Clean Management phase of the year 2000 Readiness Process is conducted at the same time as all other phases.

The Company currently has disaster recovery or contingency plans in place to address problems that might occur in the ordinary course of business. In light of the year 2000 problem, the Company re-evaluated its contingency planning for critical operational areas that might be specifically affected by the year 2000 problem if the Company or suppliers were not ready. The Company completed this evaluation in the third quarter of 1999; however, the Company will continue to evaluate these plans as there are any changes or issues within the Company or with third parties.

The Company's total costs related to year 2000 assessment and remediation are based on presently available information. The total remaining costs related to the year 2000 assessment and remediation efforts are estimated to be between $2.0 million and $3.0 million, including internal salaries that would be incurred without remediation efforts. The Company estimates that approximately half of this amount will be capitalized, with the remainder being expensed as incurred. These costs will be funded through operating cash flows or from funds provided by Laidlaw. Since the Company has been replacing and upgrading its computer systems in the ordinary course of business, the Company cannot estimate the costs incurred to date related specifically to remediating year 2000 issues.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ELECTIONS OF DIRECTORS

On July 23, 1999, at the Company's annual meeting of shareholders, Mr. James R. Bullock was elected as sole Director for a one-year term. The election was determined by a plurality vote. Total stockholder votes for and against on the election of Mr. Bullock were 60,003,514 and 600, respectively.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

27     -  Financial Data Schedule as of and for the nine months ended
          September 30, 1999.(1)

--------------------------------------------------------------------------------
(1) Filed only in EDGAR format with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(b)  REPORTS ON FORM 8-K

    During the three months ended September 30, 1999, the Company did not file any current reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999



                                   GREYHOUND LINES, INC.

                                   By: /s/ Jeffrey W. Sanders
                                       -------------------------------------
                                       Jeffrey W. Sanders
                                       Senior Vice President and Chief
                                       Financial Officer


                                   ATLANTIC GREYHOUND LINES OF VIRGINIA, INC.

                                   By: /s/ Jeffrey W. Sanders
                                       -------------------------------------
                                       Jeffrey W. Sanders
                                       Senior Vice President and Chief
                                       Financial Officer


                                   GLI HOLDING COMPANY

                                   By: /s/ Jeffrey W. Sanders
                                       -------------------------------------
                                       Jeffrey W. Sanders
                                       Senior Vice President and Chief
                                       Financial Officer


                                   GREYHOUND de MEXICO S.A. de C.V.

                                   By: /s/ Jeffrey W. Sanders
                                       -------------------------------------
                                       Jeffrey W. Sanders
                                       Senior Vice President and Chief
                                       Financial Officer


                                   LOS BUENOS LEASING CO., INC.

                                   By: /s/ Jeffrey W. Sanders
                                       -------------------------------------
                                       Jeffrey W. Sanders
                                       Senior Vice President and Chief
                                       Financial Officer


                                   SISTEMA INTERNACIONAL de   TRANSPORTE
                                   de AUTOBUSES, INC.

                                   By: /s/ Jeffrey W. Sanders
                                       -------------------------------------
                                       Jeffrey W. Sanders
                                       Senior Vice President and Chief
                                       Financial Officer

                                       TEXAS, NEW MEXICO & OKLAHOMA
                                       COACHES, INC.

                                       By: /s/ Jeffrey W. Sanders
                                           -------------------------------------
                                           Jeffrey W. Sanders
                                           Senior Vice President and Chief
                                           Financial Officer


                                       T.N.M. & O. TOURS, INC.

                                       By: /s/ Jeffrey W. Sanders
                                           -------------------------------------
                                           Jeffrey W. Sanders
                                           Senior Vice President and Chief
                                           Financial Officer


                                       VERMONT TRANSIT CO., INC.

                                       By: /s/ Jeffrey W. Sanders
                                           -------------------------------------
                                           Jeffrey W. Sanders
                                           Senior Vice President and Chief
                                           Financial Officer

                               INDEX TO EXHIBITS



Exhibit
Number                      Description
------                      -----------

27     -  Financial Data Schedule as of and for the nine months ended September 30, 1999.