Form 10-K405
period 1999-12-31
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC; LOS BUENOS LEASING CO INC
filed 2000-03-30
CIK 813040, 813041, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402, 1041453

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by non-affiliates of the registrant on March 15, 2000, was $0.

     As of March 15, 2000, the registrant had 58,743,069 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.



(1) THIS FORM 10-K IS ALSO BEING FILED BY THE CO-REGISTRANTS SPECIFIED UNDER THE CAPTION "CO-REGISTRANTS", EACH OF WHICH IS A WHOLLY-OWNED SUBSIDIARY OF GREYHOUND LINES, INC. AND EACH OF WHICH HAS MET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K FOR FILING FORM 10-K IN A REDUCED DISCLOSURE FORMAT.
(2) THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



===============================================================================

CO-REGISTRANTS

This Form 10-K is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:


                                                                                    I.R.S. EMPLOYER      JURISDICTION
                                                              COMMISSION             IDENTIFICATION           OF
NAME                                                            FILE NO.                   NO.              INCORP.
----                                                          -----------           ---------------      ------------
Atlantic Greyhound Lines of Virginia, Inc.                   333-27267-01              58-0869571        Virginia

GLI Holding Company                                          333-27267-04              75-2146309        Delaware

Greyhound de Mexico, S.A. de C.V.                            333-27267-05                 None           Republic of
                                                                                                         Mexico

Los Buenos Leasing Co., Inc.                                 333-27267-07              85-0434715        New Mexico

Sistema Internacional de Transporte de Autobuses, Inc.       333-27267-08              75-2548617        Delaware

Texas, New Mexico & Oklahoma Coaches, Inc.                   333-27267-10              75-0605295        Delaware
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                      333-27267-11              75-1188694        Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.                                    333-27267-12              03-0164980        Vermont
106 Main Street
Burlington, Vermont 05401
(802) 862-9671



As of December 31, 1999, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Los Buenos Leasing Co., Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-K

                                                                                                          PAGE NO.
                                                                                                          --------
                                                           PART I

         Item 1.     Business...........................................................................     4
         Item 2.     Properties.........................................................................     9
         Item 3.     Legal Proceedings..................................................................     9

                                                           PART II

         Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters..........    11
         Item 7.     Management's Narrative Analysis of Results of Operations...........................    12
         Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.........................    16
         Item 8.     Financial Statements and Supplementary Data........................................    17
         Item 9.     Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure.......................................................    43

                                                           PART IV

         Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................    44


                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Greyhound Lines, Inc. and subsidiaries (the "Company") is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company serves the value-oriented customer by connecting rural and urban markets throughout the United States, offering scheduled passenger service to more than 2,600 destinations with a fleet of 2,883 buses and approximately 1,800 sales locations. The Company also provides package express service, charter bus service and, in many terminals, food service. For the year ended December 31, 1999, the Company generated total operating revenues of $923.5 million and EBITDA of $69.9 million. EBITDA represents income before interest, taxes, minority interest, depreciation and amortization, extraordinary items and settlement of stock options. EBITDA is presented because management believes investors consider it useful in evaluating a company's ability to service and/or incur debt. EBITDA should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. EBITDA as based on the above calculation may not be comparable to other companies or industries, as all companies and industries may not calculate EBITDA in the same manner.

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

     On March 16, 1999, the Company's stockholders approved the Agreement and Plan of Merger with Laidlaw Inc. ("Laidlaw") and Laidlaw Transit Acquisition Corp. ("Laidlaw Transit"), a wholly owned subsidiary of Laidlaw pursuant to which Laidlaw Transit was merged with and into the Company (the "Merger"), with the Company, as the surviving corporation, becoming a wholly owned subsidiary of Laidlaw.

MARKETS

     Passengers. While the Company's major passenger markets are large metropolitan areas, its business is geographically fragmented with the 50 largest sales outlets accounting for approximately 50% of 1999 ticket sales, and the 1,200 largest origin/destination city pairs producing only 44% of 1999 ticket sales. Demographic studies have shown that the Company's potential riders are concentrated in the northeastern, southern and industrial mid-western United States, as well as Texas and California. The typical passenger travels to visit friends and relatives and generally has an annual income below $35,000. In many cases, the Company's passengers report that they own automobiles considered sufficiently reliable for a trip of a similar distance, but travel by bus because they are traveling alone or because of the lower cost of bus travel. The majority of the Company's customers usually make the decision to take a trip only a short time before actually traveling and, for the most part, pay cash for their tickets on the day of departure.

     Package Express. The Company's package express service targets commercial shippers and delivery companies that require rapid delivery of small parcels, typically within 400 miles. The Company's product offerings include standard delivery, the traditional low-value, terminal-to-terminal delivery product, as well as priority and same day delivery, a premium priced product typically delivered door to door. The Company satisfies the door-to-terminal portion of priority and same day deliveries principally through relationships with over 300 courier companies, which serve over 400 markets. Shipments include automotive repair parts, wholesale foods, computer parts and forms, fresh flowers, eyeglasses, medical and dental supplies, architectural and legal documents and pharmaceutical products.

With its extensive network and multiple schedules, the Company is able to provide expedited service, especially to rural areas. Most shipments arrive at their destination on the same day they are shipped or by 8:00 a.m. the following morning. During 1999, the Company acquired On-Time Delivery Service in Minneapolis, MN and the assets of Larson Express in Chicago, IL, which allows the Company to provide the highest possible level of door-to-door service for its customers in these markets.

     Food Service. The Company's Food Service division gives passengers the ability to enjoy quality food while reaching their destinations at over 170 locations. In addition to cafeteria-style restaurants and quick grab `n go snack bars, the Company also offers national brand concepts such as Star Hardee's and Kentucky Fried Chicken in several terminals.

MARKETING AND ADVERTISING

     The Company's marketing and advertising philosophy is geared toward stimulating extra travel through price awareness, improving the awareness and image of Greyhound among potential customers and inducing first-time and repeat travel. The Company uses various means to advertise its passenger travel business including radio, television and print media (primarily yellow pages). Additionally, the Company offers convenient around-the-clock fare and schedule quotations via a toll-free telephone number through its telephone information centers and through the Company's internet web site. The Company's telephone centers and web site handled 34.7 million requests in 1999, an increase of 8.0% over 1998. The Company also markets its passenger and in-terminal services through advertising in the terminal facilities and on its ticket jackets.

OPERATIONS

     The Company utilizes approximately 150 company-operated bus terminals and approximately 1,650 agency-operated terminals and/or sales agencies. Maintenance garages are maintained at 24 strategic locations and are supplemented by company-operated service islands and fueling points. The Company currently has approximately 4,800 drivers based in approximately 90 different locations across the country. In the Greyhound Lines unit, drivers report to driver supervisors who are organized into 11 districts reporting to district managers of driver operations. The scheduling and dispatch of the buses and driver corps is a coordinated and centralized function performed by marketing and the operation support center whose purpose is to serve as a liaison between management and the districts in the planning and execution of daily operations through the existing network. This is accomplished through the management of national dispatch operations for equipment and drivers, rental of additional buses to cover peak demand periods, planning and coordinating extra sections with the districts and analyzing and implementing pooling arrangements with other carriers. This group also plans the fleet size and driver requirements by location during the year and assists in determining the resource needs based on the sales plan each year. Subsidiaries of Greyhound Lines independently coordinate and manage their own driver and fleet resources.

     Information technology is an integral component of the Company's operations. The Company's information systems support, among other things, its scheduling and pricing, dispatch, operations planning, bus maintenance, telephone information center, customer service, point of sale, payroll and finance functions. As of December 31, 1999, the Company's automated fare and schedule quotation and ticketing system, called TRIPS, was in use at 322 locations.

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

     Additionally, the Company experiences competition from regional bus companies. Price, frequency of service, and convenient scheduling are the current strategies of the Company to meet this competition. The Company's competitors possess operating authority for, but do not currently operate over, numerous routes potentially competitive to the Company. Based on market and competitive conditions, the regional bus companies could operate such routes in the future. Competition by U.S.-based bus and van operators for the market represented by Spanish speaking customers in the U.S. is growing. As of January 1, 1997, barriers to entry into the cross-border intercity bus market between the U.S. and Mexico were reduced under the North American Free Trade Agreement ("NAFTA"). Entry into either market is still regulated by the respective U.S. and Mexican regulatory authorities. The U.S. government currently has a moratorium on grants of cross-border authority to Mexican-owned or controlled carriers of freight and passengers. There is no current indication as to when the moratorium will be lifted; however, should the moratorium be lifted, the Company could experience significant new competition on routes to, from and across Mexican border points. Nevertheless, certain U.S.-based operators are providing cross-border service into Mexico at this time. NAFTA also permits U.S. carriers to make non-controlling, minority investments in Mexican-owned carriers and permits Mexican carriers to make non-controlling, minority investments in U.S.-owned carriers. In addition to bringing new competition, the Company believes that the changes under NAFTA will increase the volume of bus travel along both sides of the border and provide the Company with a growth opportunity. The Company believes that the most effective way to service passengers in this market is through joint ventures or other business combinations with Mexico-based bus carriers and U.S.-based bus operators that primarily serve these Spanish-speaking markets. The Company has established a separate operating subsidiary that has completed joint ventures that provide through-bus service at all major gateways between the United States and Mexico.

     Package Express. The Company faces intense competition in its package express service from local courier services, the U.S. Postal Service and overnight express and ground carriers. The Company continues to develop programs to meet this competition and rebuild its package express business. These programs focus on system upgrades to improve service, billing and tracking for its customers, localized marketing strategies, and local or regional alliances with, or acquisitions of, pick up and delivery carriers. Due to the incremental nature of the package express business, the Company is able to provide same-day package express service at distances of up to 400 miles at a substantially lower price than those charged by other delivery services.

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

WORKFORCE

     At March 1, 2000, the Company employed approximately 13,400 workers, consisting of approximately 4,600 terminal employees, 4,800 drivers, 1,500 supervisory personnel, 800 mechanics, 800 telephone information agents, and 900 clerical workers. Of the total workforce, approximately 10,700 are full-time employees and approximately 2,700 are part-time employees.

     At March 1, 2000, approximately 43% of the Company's employees were represented by collective bargaining agreements. The Amalgamated Transit Union (the "ATU") represents approximately 5,000 of the Company's employees, including drivers, telephone information agents in the Omaha location, terminal workers in seven locations and about half of the Company's mechanics. The largest ATU agreement, which covers the drivers and maintenance employees, expires on January 31, 2004. The International Association of Machinists and Aerospace Workers (the "IAM") represents approximately 360 of the Company's employees, including the remaining mechanics. The IAM agreements expire on October 1, 2004. The Company also has bargaining agreements with the International Brotherhood of Teamsters, which represent approximately 280 employees at six terminal locations and the United Transportation Union, which represents employees at two of the Company's subsidiaries.

TRADEMARKS

     The Company owns the Greyhound name and trademarks and the "image of the running dog" trademarks worldwide. The Company believes that this name and the trademarks have substantial consumer awareness.

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

     Other. The Company is subject to regulation under the Americans with Disabilities Act (the "ADA"). Under final regulations issued by DOT in September 1998, beginning in October 2000, all new buses received by the Company for its fixed route operations will have to be equipped with wheelchair lifts. Additionally, by October 2006, one-half of the Company's fleet involved in fixed route operations will be required to be lift-equipped, and by October 2012, such fleet will need to be entirely lift-equipped. The regulations do not require the retrofitting of existing buses with lift equipment. Nor do the regulations require the purchase of accessible used buses. Under an initiative to be fully implemented by the spring of 2000, and continuing until the fleet is fully equipped, the Company will begin to provide an accessible bus to any disabled passenger who provides at least 48 hours notice. This is over 18 months in advance of the October 2001 deadline for larger fixed route operators being required to provide an accessible bus to any disabled passenger who provides at least 48 hours notice. The Company currently estimates that a built-in lift device will add approximately $30,000 to the cost of a new bus and that maintenance and employee training costs will increase. Passenger revenues could also be impacted by the loss of seating capacity when wheelchair passengers are on the bus, partially offset by potentially increased ridership by disabled persons.

INSURANCE COVERAGE

     Following the Merger, the Company began to purchase its insurance through Laidlaw with coverage subject to a $50,000 deductible for property damage claims and no deductible for all other claims. As a result, the Company requires no insurance reserve associated with claims arising after March 16, 1999. Additionally, on December 31, 1999, the Company transferred liability for all known, and unknown claims, and all related insurance reserves, associated with the period prior to March 16, 1999 to Laidlaw for which Laidlaw received compensation in an amount equal to the book value of the reserves.

     The predecessor agency to the STB granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the DOT. To maintain self-insurance authority, the Company is required to maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million (as of December 31, 1999, the Company's tangible net worth was $156.7 million) and a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. Under the current insurance program with Laidlaw, the Company is no longer self-insured; however, the Company has continued to maintain its self-insurance authority should it be necessary or desirable to reactivate a self-insurance program in the future.

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 53 locations have been identified as remaining sites requiring potential clean-up and/or remediation as of December 31, 1999. Additionally, the Company has, or has assumed, potential liability with respect to four active locations, which the EPA has designated as Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts.

     The Company has recorded a total environmental reserve of $7.3 million at December 31, 1999, of which approximately $0.7 million is indemnifiable by the predecessor owner of Greyhound's domestic bus operations, now known as Viad Corp. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

ITEM 2.  PROPERTIES

LAND AND BUILDINGS

     At December 31, 1999, the Company used 571 parcels of real property in its operations, of which it owns 163 properties and leases 408 properties. Of those properties, 410 are bus terminals, 37 are maintenance facilities, 34 are terminal/maintenance facilities, and the remaining properties consist of driver dormitories, parking/storage lots, office/storage/warehouse buildings and telephone information centers. These properties are located throughout the United States, with a few in Mexico and Canada. The Company believes the current makeup of its properties is adequate for its operations, and although there can be no assurance, based on its recent experience, the Company believes that it will be able to find suitable replacement properties on acceptable terms for any properties the Company chooses to replace, or which are condemned, or for which leases are not renewed or are otherwise terminated.

FLEET COMPOSITION AND BUS ACQUISITIONS

     During 1999, the Company took delivery of 353 new buses, and retired 117 buses, resulting in a fleet of 2,883 buses at year-end. Through March 20, 2000, the Company has taken delivery of an additional 107 buses and retired 72 buses. At March 20, 2000, the Company owned 1,288 buses and leased an additional 1,630 buses for a total fleet of 2,918. Motor Coach Industries, Inc. ("MCI") or its affiliate, Dina Autobuses, S.A. de C.V. ("DASA"), hereafter referred to collectively as "MCI", produced all but 106 of these buses. The Company is party to a long-term supply agreement with MCI. The agreement extends through 2007, but may be canceled at the end of any year upon six months notice. If the Company decides to acquire new buses, the Company and its affiliates must purchase at least 80% of its new bus requirements from MCI pursuant to the agreement.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment-related claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arises from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with internal and outside legal counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company that, if resolved against the Company, would materially exceed the amounts recorded as estimated liabilities by the Company.

SEC INVESTIGATION

     In January 1995, the Company received notice that the Securities and Exchange Commission (the "Commission") is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its former officers, directors and employees and other persons. The Commission's Order of Investigation (the "Order of Investigation") states that the Commission is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the Commission has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the Commission has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider trading portion of the investigation. In September 1995, the Commission served a document subpoena on the Company requiring the production of documents, most of which, the Company had voluntarily produced to the Commission in late 1994. The Company has fully cooperated with the Commission's investigation of these matters. The Company has had limited contact with the Commission in connection with the investigation since January 1996. The probable outcome of this investigation cannot be predicted at this stage in the proceeding.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

     Prior to completing the Merger on March 16, 1999 (see Item 1, Business-in this report), the Company's Common Stock, par value $.01 per share (the "Common Stock"), was listed on the American Stock Exchange under the symbol "BUS." The following table sets forth the high and low sale prices for the Company's Common Stock during the periods indicated as reported by the American Stock
Exchange:

                                                          HIGH           LOW
                                                          ----           ---
   First Quarter 1998.................................  $ 5 3/4       $ 3 9/16
   Second Quarter 1998................................    6 7/8         4 3/8
   Third Quarter 1998.................................    6 3/16        3 5/8
   Fourth Quarter 1998................................    6 1/16        3 3/8

   January 1, 1999 - March 16, 1999...................  $ 6 1/2       $ 5 3/4


HOLDERS

     The number of shares of Common Stock outstanding as of March 15, 2000, was 58,743,069. As a result of the Merger, Laidlaw is the sole record holder of the Company's Common Stock.


DIVIDENDS

     The Company had not paid any dividends on its Common Stock during the last three years.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

GENERAL

     Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 84.8%, 4.2% and 4.3%, respectively, of the Company's total operating revenues for 1999. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of 2,883 buses and approximately 1,800 sales outlets.

RESULTS OF OPERATIONS

     The following table sets forth the Company's results of operations as a percentage of total operating revenue for 1999, 1998 and 1997:


                                                        YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                    1999         1998          1997
                                                   ------      -------       -------
Operating Revenues
  Transportation Services
     Passenger services ..................          84.8%         86.0%         85.4%
     Package express .....................           4.2           4.0           4.6
  Food services ..........................           4.3           3.7           3.8
  Other operating revenues ...............           6.7           6.3           6.2
                                                   -----         -----         -----
         Total Operating Revenues ........         100.0         100.0         100.0
                                                   -----         -----         -----
Operating Expenses
  Maintenance ............................           9.9           9.9          10.0
  Transportation .........................          23.9          23.8          24.3
  Agents' commissions and station costs ..          18.7          18.4          18.3
  Marketing, advertising and traffic .....           3.4           3.2           3.5
  Insurance and safety ...................           5.5           5.9           5.9
  General and administrative .............          12.9          11.8          11.8
  Depreciation and amortization ..........           4.8           4.3           4.1
  Operating taxes and licenses ...........           6.5           6.7           6.7
  Operating rents ........................           8.5           7.8           7.7
  Cost of goods sold - Food services .....           2.8           2.4           2.5
  Other operating expenses ...............           0.3           0.3           0.4
                                                   -----         -----         -----
         Total Operating Expenses ........          97.2          94.5          95.2
                                                   -----         -----         -----
Operating Income .........................           2.8           5.5           4.8
Settlement of Stock Options ..............           2.3           0.0           0.0
Interest Expense .........................           2.4           3.3           3.6
Income Tax Provision (Benefit) ...........          (0.5)         (2.1)          0.1
Minority Interest ........................           0.2           0.1           0.0
Extraordinary Items ......................           0.2           0.0           3.3
                                                   -----         -----         -----
Net Income (Loss) ........................          (1.8)%         4.2%         (2.2)%
                                                   =====         =====         =====

     The following table sets forth certain operating data for the Company for 1999, 1998 and 1997. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.


                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                                 ------------------------
                                                                                          1999           1998            1997
                                                                                       ----------     ----------      ----------

     Regular Service Miles (000's)..............................................          339,752        316,045         285,689
     Total Bus Miles (000's)....................................................          347,392        323,393         291,537
     Passenger Miles (000's)....................................................        8,739,219      7,820,225       7,049,637
     Passengers Carried (000's).................................................           24,698         22,552          19,893
     Load (avg. number of passengers per regular service mile)..................             25.7           24.7            24.7
     Load Factor (% of available seats filled)..................................             52.9%          52.3%           52.6%
     Yield (regular route revenue/passenger mile)...............................       $   0.0896     $   0.0931      $   0.0934
     Total Revenue Per Total Bus Mile...........................................             2.66           2.62            2.65
     Operating Income Per Total Bus Mile........................................             0.07           0.14            0.13
     Cost per Total Bus Mile:
       Maintenance..............................................................       $    0.262     $    0.258       $   0.264
       Transportation...........................................................            0.635          0.622           0.642




YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         The Company's results of operations include the operating results of Peoria-Rockford Bus Lines, Autobuses Americanos, Autobuses Amigos, On-Time Delivery and LSX Delivery (collectively the "acquisitions"). Peoria-Rockford Bus Lines, Autobuses Americanos and Autobuses Amigos were formed or acquired in the fourth quarter of 1998, the purchase of On-Time Delivery occurred during the first quarter of 1999 and the acquisition involving LSX Delivery occurred during the second quarter of 1999. The results for the acquisitions are included as of their respective purchase dates.

     Operating Revenues. Total operating revenues increased $77.5 million (or 9.2%) for the year ended December 31, 1999 compared to the same period in 1998. Acquisitions accounted for $26.9 million of this growth, resulting in internal growth of $50.6 million or 6.0%.

     Passenger services revenues increased $55.5 million (or 7.6%) in 1999 compared to 1998 (including $18.2 million related to the acquisitions). The increase in regular route revenues reflect the consolidated impact of a 9.5% increase in the number of passengers carried, partially offset by a 3.8% decrease in yield. The decrease in yield is a reflection of a 2.0% increase in average trip length as well as promotional pricing in the long-haul corridors to meet airline competition and stimulate demand.

     Package Express revenue increased $5.3 million (or 15.6%) in 1999 compared to 1998 (including $7.2 million related to acquisitions). Excluding the acquisitions, the Company experienced a $1.9 million decrease in revenue due to reduced standard product deliveries (the traditional, low-value, terminal to terminal market segment) offset somewhat by gains in same day and priority product deliveries. The declines in the standard product are a result of continued competition, as well as expanded product offerings (such as United Parcel Service's guaranteed service "brown label" product), from larger package delivery companies. In response, the Company continues to increase its focus on the same day delivery market niche through selling of priority service and the creation of new product offerings such as Daily Direct, a guaranteed same day or early overnight service.

     Food services revenues increased $8.0 million (or 25.7%) for the year ended December 31, 1999, compared to the same period in 1998. Food services revenues increased over the prior year due primarily to the increase in passenger traffic discussed above, and the addition of eight in-terminal restaurants that were previously concessionaire-operated Burger King locations.

     Other operating revenues, consisting primarily of revenue from charter and other in-terminal sales and services, increased $8.8 million (or 16.4%) for the year ended December 31, 1999 compared to the same period in 1998. The increase was primarily due to increases in tenant income as a result of the Peter Pan Pool, initiated on January 12, 1999, which results in income to the Company for sharing its terminal space with Peter Pan. The Company also had an increase in charter service revenue of $2.4 million.

     Operating Expenses. Total operating expenses increased $98.8 million (or 12.4%) for the year ended December 31, 1999, compared to the same period in 1998. The increase is due primarily to increased bus miles (7.4%), increased fuel cost, higher driver wages, increased terminal salaries, increased ticket and express commissions due to higher sales, an increase in buses operated under operating leases, and $23.8 million related to the operations of the acquisitions.

     Maintenance costs increased $7.6 million (or 9.1%) for the year ended December 31, 1999, compared to the same period in 1998, primarily due to increased bus miles. On a per-mile basis maintenance cost increased by only 1.6%.

     Transportation expenses, which consist primarily of fuel costs and driver salaries, increased $19.3 million (or 9.6%) for the year ended December 31, 1999, compared to the same period in 1998, due primarily to increased bus miles, fuel costs, and contractual driver wage increases. Transportation expenses increased on a per-mile basis by 2.1% due in part to the impact of the driver wage increases and higher fuel prices in 1999 compared to the prior year, offset somewhat by the acquisitions which generally have lower driver wages on a per-mile basis. During 1999 the average cost per gallon of fuel increased to $0.61 per gallon, compared to $0.53 per gallon in 1998, resulting in increased fuel cost of $4.9 million during 1999.

     Agents' commissions and station costs increased $17.3 million (or 11.1%) for the year ended December 31, 1999, compared to the same period in 1998, primarily due to commissions from increased ticket sales, terminal salaries associated with staffing for the increase in passengers, terminal salary raises and the inclusion of the acquisitions. Additionally, the Peter Pan Pool increased terminal wages as the increase in sales resulted in increased staffing needs. Income from the Peter Pan Pool that offsets these costs is reflected in other operating revenue. As a result, agents' commissions and station costs increased slightly as a percentage of total operating revenues.

     Marketing, advertising and traffic expenses increased $4.0 million (or 14.5%) for the year ended December 31, 1999, compared to the same period in 1998, increasing slightly as a percentage of total operating revenues. The increase as a percentage of revenue is principally due to higher advertising rates.

     Insurance and safety costs increased $1.4 million (or 2.9%) for the year ended December 31, 1999, compared to the same period in 1998, due primarily to increased bus miles and the inclusion of the acquisitions. Insurance and safety costs decreased slightly as a percentage of revenue.

     General and administrative expenses increased $19.6 million (or 19.6%) for the year ended December 31, 1999, compared to the same period in 1998, primarily due to the increase in revenues, $4.9 million of expenses associated with remediation of the Company's computer systems related to the Year 2000 issue and $2.9 million of costs related to the Merger, which were primarily comprised of severance payments.

     Depreciation and amortization expense increased $8.1 million (or 22.2%) for the year ended December 31, 1999, compared to the same period in 1998, primarily due to increased capital expenditures in the current and prior period, and goodwill amortization attributable to the acquisitions.

     Operating taxes and license costs increased $3.1 million (or 5.5%) for the year ended December 31, 1999, compared to the same period in 1998, primarily due to increased payroll taxes resulting from increased salaries and head-counts related to higher business volume (including increased miles operated), increased fuel taxes due to increased miles and the inclusion of the acquisitions.

     Operating rents increased $12.5 million (or 19.0%) for the year ended December 31, 1999, compared to the same period in 1998, primarily due to an increase in facilities rents and the number of buses leased under operating leases and the inclusion of the acquisitions. The Peter Pan Pool resulted in an increase in facility rents for which the Company receives income, reflected in other operating revenue, as an offset.

     Food services and related cost of goods sold increased $5.4 million (or 26.1%) for the year ended December 31, 1999, compared to the same period in 1998, primarily due to the 25.7% increase in food services revenues for the same period.

     As a result of the Merger, the Company incurred $21.3 million in charges related to the settlement of the Company's outstanding stock options.

     Interest expense decreased $5.9 million (or 21.2%) for the year ended December 31, 1999, compared to the same period in 1998. The decrease is the result of a lower outstanding balance on the Company's Revolving Credit Facility through March 16, 1999. Additionally, on March 17, 1999, subsequent to the Merger, all amounts outstanding under the revolving credit facility were paid and the revolving credit facility was terminated.

     In 1999, the Company recorded an extraordinary loss of $1.9 million, net of tax benefit of $1.0 million, related to the termination of the Company's Revolving Credit Facility. The amount represents the write-off of previously incurred debt issuance costs that were being amortized over the life of the revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions, to meet debt service requirements, including the payment of interest on the 11 1/2% Senior Notes and to pay dividends and amounts due to the remaining holders of the Company's redeemable preferred stock. The Company's principal sources of liquidity are expected to be cash flow from operations and funds provided by Laidlaw. The Company believes that its cash flow from operations, together with funds provided by Laidlaw will be sufficient to meet its liquidity needs.

     Net cash provided by operating activities was $74.9 million, $46.1 million and $49.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in cash provided by operating activities in 1999 is principally due to the $45.8 million reduction in insurance and security deposits which were obtained following the Merger with Laidlaw, partially offset by the $21.3 million payment for settlement of stock options. Net cash used for investing activities was $81.2 million, $47.4 million and $80.8 million for 1999, 1998 and 1997, respectively, principally due to capital expenditures, consisting primarily of acquisitions of buses and real estate and facility improvements, totaling $78.9 million, $33.7 million and $45.1 million for 1999, 1998 and 1997, respectively. Additionally, cash used for investing activities includes payments relating to the acquisitions of $7.5 million in 1999, $10.9 million in 1998 and $40.1 million in 1997. Net cash provided by financing activities was $9.8 million, $4.0 million and $32.1 million for 1999, 1998 and 1997, respectively.

     As a part of its operating strategy, the Company anticipates continuing to make significant capital expenditures in connection with improvements to its infrastructure, including acquiring buses, making improvements to its terminals and maintaining and upgrading its computer systems. The Company's experience indicates that as the age of its bus fleet increases, the dependability and quality of service declines, which may make the Company less competitive. In addition, the Company believes that acquiring new buses and improving the Company's terminals and computer systems will permit the Company to continue to improve customer service.

COMPUTER SYSTEMS / YEAR 2000 READINESS

     Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are commonly referred to as the "Year 2000 Problem." Although only minor problems were observed in systems operated by the Company during the transition from 1999 to 2000, Company management continues to believe that it is not possible to determine with complete certainty that all Year 2000 Problems that could affect the Company have been identified or resolved. The number of devices that could be affected and the interactions among these devices are simply too numerous. It is possible that additional problems could occur later this year as month end, quarter end and year-end processes are executed. As a result, the Company is continuing to review and monitor systems it believes could be affected and to take precautions as appropriate.

         The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that had to be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company estimates the total costs of completing modifications, upgrades, or replacements to internal systems is $14.4 million, most of which was incurred during 1999 and 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from these projections. The Company is currently exposed to market risk from changes in commodity prices for fuel and investment prices. In addition, the Company has market risk related to its put/call agreement for certain buses owned by the Company. The Company does not use derivative instruments to mitigate market risk, nor does the Company use market risk sensitive instruments for speculative or trading purposes.

COMMODITY PRICES. The Company currently has exposure to commodity risk from its fuel inventory and its advance purchase commitments for fuel. The Company has fuel inventory at December 31, 1999, at a carrying value of $1.0 million. The Company's fuel inventory is used in operations before a change in the market price of fuel could have a material effect on the Company's results of operation. Additionally, the Company has entered into an advance purchase commitment for fuel whereby the Company has agreed to take delivery of 252,000 gallons during January 2000 for a fixed price of $167,000. A 10% increase or decrease in the cost of fuel would not have a material effect on this commitment, or the Company's financial position, annual results of operations or cash flows.

INVESTMENT PRICES. The Company currently has exposure in the market price of investments in its available for sale securities. At December 31, 1999, the Company has approximately $5.2 million of investments classified as available for sale and a 10% decrease in the market price would not have a material effect on the Company's financial position. As required by GAAP, we have reported these investments at fair value, with any unrecognized gains or losses excluded from earnings and reported in a separate component of stockholders' equity.

MARKET RISK. The Company negotiated a put/call agreement whereby the Company prearranged the sale of certain buses. This agreement allows the Company to put these buses to the contracting party for $3.2 million during January 2001 or allows the contracting party to call these buses for $3.9 million during January 2001. A 10% decrease in the market value of these buses would result in a market value that is lower than the call price, but higher than the put price, and thus have no effect on the Company. A 10% increase in market value would result in a market value that is greater than the call price and could, therefore, limit the proceeds the Company would have otherwise received from the disposal of these units by an immaterial amount.

INTEREST RATE SENSITIVITY. The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates as of December 31, 1999

Long Term Debt:

                                    2000      2001      2002      2003      2004      THEREAFTER     TOTAL    FAIR VALUE
                                    ----      ----      ----      ----      ----      ----------     -----    ----------
Fixed Rate Debt (in thousands)     $5,671    $5,002    $4,672    $7,087    $  442      $157,378    $180,252    $197,866
Average Interest Rate                9.23%     9.32%    10.44%    10.23%    13.24%        11.42%      11.22%         --

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE NO.
                                                                                                      --------

Management Report on Responsibility for Financial Reporting .......................................      18

Reports of Independent Public Accountants..........................................................      19

Consolidated Statements of Financial Position as of December 31, 1999 and 1998.....................      21

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997........      22

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998,
     and 1997......................................................................................      23

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997........      24

Notes to Consolidated Financial Statements.........................................................      25

Schedule II - Valuation and Qualifying Accounts - For the Years Ended December 31, 1999, 1998,
     and 1997......................................................................................      42

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

     The Company's consolidated financial statements have been audited by PricewaterhouseCoopers LLP as of and for the year ended December 31, 1999, and by Arthur Andersen LLP as of December 31, 1998 and for the years ended December 31, 1998 and 1997 (the "Independent Public Accountants"). Management has made available to the Independent Public Accountants all the Company's financial records and related data, as well as the minutes of the stockholders' and directors' meetings. Furthermore, management believes that all representations made to the Independent Public Accountants during their audits were valid and appropriate.

     Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the internal control system for compliance. The Company maintains an internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of their audits of the Company's consolidated financial statements, the Independent Public Accountants considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of audit tests to be applied. Management has considered the internal auditors' and Independent Public Accountants' recommendations concerning the Company's system of internal control and has taken actions that the Company believes respond appropriately to these recommendations. Management believes that the Company's system of internal control is adequate to accomplish the objectives discussed herein.

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


Jeffrey W. Sanders
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Cheryl W. Farmer
Vice President and Controller
(Principal Accounting Officer)

Dallas, Texas
March 24, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Greyhound Lines, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Greyhound Lines, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1999 when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Dallas, Texas
March 24, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Greyhound Lines, Inc.:

     We have audited the accompanying consolidated statement of financial position of Greyhound Lines, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greyhound Lines, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 8 (Schedule II) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial data for each of the two years in the period ended December 31, 1998, included in this schedule, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                            ARTHUR ANDERSEN LLP





Dallas, Texas
  February 15, 1999 (except with respect to the merger of Greyhound Lines, Inc. and subsidiaries with Laidlaw, Inc. as discussed in Note 1, as to which the date is March 16, 1999)

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                           1999          1998
                                                                                       -----------    -----------
Current Assets
   Cash and cash equivalents .......................................................   $     8,295    $     4,736
   Accounts receivable, less allowance for doubtful accounts of $402 and $198 ......        46,830         40,774
   Inventories, less allowance for shrinkage of $226 and $205 ......................         7,494          5,705
   Prepaid expenses ................................................................         5,694          5,170
   Assets held for sale ............................................................         4,545          3,029
   Current portion of deferred tax assets ..........................................        12,864         24,053
   Other current assets ............................................................         1,851          9,907
                                                                                       -----------    -----------
         Total Current Assets ......................................................        87,573         93,374
Prepaid Pension Plans ..............................................................        29,983         27,917
Property, Plant and Equipment, net of accumulated depreciation of $173,273
    and $151,468 ...................................................................       397,077        362,417
Investments in Unconsolidated Affiliates ...........................................        16,028         13,560
Deferred Income Taxes ..............................................................        14,711          8,988
Insurance and Security Deposits ....................................................        22,220         67,908
Goodwill, net of accumulated amortization of $3,523 and $1,755 .....................        45,384         39,510
Intangible Assets, net of accumulated amortization of $31,825 and $28,503 ..........        25,821         29,704
                                                                                       -----------    -----------
         Total Assets ..............................................................   $   638,797    $   643,378
                                                                                       ===========    ===========

Current Liabilities
    Accounts payable ...............................................................   $    23,824    $    27,724
    Due to Laidlaw .................................................................        42,560             --
    Accrued liabilities ............................................................        76,367         64,819
    Unredeemed tickets .............................................................        11,956         12,143
    Current portion of reserve for injuries and damages ............................         1,473         22,967
    Current maturities of long-term debt ...........................................         5,671          7,970
                                                                                       -----------    -----------
         Total Current Liabilities .................................................       161,851        135,623
Reserve for Injuries and Damages ...................................................         5,840         37,392
Long-Term Debt, net ................................................................       174,581        225,688
Minority Interests .................................................................         4,233          3,058
Other Liabilities ..................................................................        22,432         23,604
                                                                                       -----------    -----------
         Total Liabilities .........................................................       368,937        425,365
Redeemable Preferred Stock (2,400,000 shares authorized and 1,678,150 shares
         issued as of December 31, 1999) ...........................................        41,954             --
Commitments and Contingencies (Notes 15 and 16)
Stockholders' Equity
    Preferred Stock (10,000,000 shares authorized as of December 31,1998; par value $.01)
       8 1/2% Convertible Exchangeable Preferred Stock (2,760,000 shares
         authorized and 2,400,000 shares issued as of December 31, 1998) ...........            --         60,000
       Series A Junior Preferred Stock (1,500,000 shares authorized as of
         December 31, 1998; par value $.01; none issued) ...........................            --             --
     Common Stock (100,000,000 shares authorized; 58,743,069 and 60,255,117 shares issued as of December 31, 1999 and 1998, respectively; par
         value $.01) ...............................................................           587            603
     Treasury Stock, at cost (109,192 shares as of December 31, 1998) ..............            --         (1,038)
     Capital in Excess of Par Value ................................................       322,026        237,441
     Accumulated Other Comprehensive Loss, net of tax benefit of $1,360
               and $3,181 ..........................................................        (2,525)        (7,232)
     Retained Deficit ..............................................................       (92,182)       (71,761)
                                                                                       -----------    -----------
         Total Stockholders' Equity ................................................       227,906        218,013
                                                                                       -----------    -----------
         Total Liabilities and Stockholders' Equity ................................   $   638,797    $   643,378
                                                                                       ===========    ===========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                          YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                      1999           1998            1997
                                                                   -----------    -----------    -----------
Operating Revenues
   Transportation services
     Passenger services ........................................   $   783,299    $   727,786    $   658,396
     Package express ...........................................        39,051         33,790         35,676
   Food services ...............................................        39,124         31,127         29,611
   Other operating revenues ....................................        62,057         53,293         47,439
                                                                   -----------    -----------    -----------
         Total Operating Revenues ..............................       923,531        845,996        771,122
                                                                   -----------    -----------    -----------
Operating Expenses
   Maintenance .................................................        90,999         83,444         77,022
   Transportation ..............................................       220,477        201,190        187,311
   Agents' commissions and station costs .......................       173,091        155,799        141,100
   Marketing, advertising and traffic ..........................        31,325         27,349         26,860
   Insurance and safety ........................................        51,178         49,748         45,860
   General and administrative ..................................       119,396         99,836         91,307
   Depreciation and amortization ...............................        44,396         36,332         31,259
   Operating taxes and licenses ................................        59,818         56,703         51,511
   Operating rents .............................................        78,222         65,756         59,105
   Cost of goods sold - Food services ..........................        26,045         20,656         19,631
   Other operating expenses ....................................         3,054          2,352          3,050
                                                                   -----------    -----------    -----------
         Total Operating Expenses ..............................       898,001        799,165        734,016
                                                                   -----------    -----------    -----------
Operating Income ...............................................        25,530         46,831         37,106
Settlement of Stock Options ....................................        21,294             --             --
Interest Expense ...............................................        21,993         27,899         27,657
                                                                   -----------    -----------    -----------
Net Income (Loss) Before Income Taxes ..........................       (17,757)        18,932          9,449
Income Tax Provision (Benefit) .................................        (4,612)       (16,856)         1,051
Minority Interests .............................................         1,278            556             --
                                                                   -----------    -----------    -----------
Net Income (Loss) Before Extraordinary Items ...................       (14,423)        35,232          8,398
Extraordinary Items (net of a tax benefit of $1,021 and $0) ....         1,897             --         25,323
                                                                   -----------    -----------    -----------
Net Income (Loss) ..............................................   $   (16,320)   $    35,232    $   (16,925)
                                                                   ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                           PREFERRED STOCK            COMMON STOCK             TREASURY STOCK
                                                          SHARES      AMOUNT       SHARES      AMOUNT       SHARES       AMOUNT
                                                         ---------  ---------    ---------    ---------    ---------    ---------
BALANCE, JANUARY 1, 1997 .............................          --  $      --       58,469    $     585          109       $(1,038)
Issuance of stock in connection with
   employee benefit plans ............................          --         --          801            7           --           --
Issuance of preferred stock ..........................       2,400     60,000           --           --           --           --
Dividends on preferred stock .........................          --         --           --           --           --           --
Acquisition of Carolina ..............................          --         --          168            2           --           --
Benefit of pre-bankruptcy deferred tax assets ........          --         --           --           --           --           --
Comprehensive Income (Loss):
     Adjustment for unfunded
         accumulated pension obligation ..............          --         --           --           --           --           --
     Net Loss ........................................          --         --           --           --           --           --

              Total Comprehensive (Loss) .............
                                                         ---------  ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1997 ...........................       2,400     60,000       59,438          594          109       (1,038)

Issuance of stock in connection with
   employee benefit plans
   including tax benefit of $844  ....................          --         --          817            9           --           --
Dividends on preferred stock .........................          --         --           --           --           --           --
Benefit of pre-bankruptcy deferred tax assets ........          --         --           --           --           --           --
Comprehensive Income (Loss):
   Market value adjustment for securities held .......          --         --           --           --           --           --
   Adjustment for unfunded accumulated
       pension obligation, net of tax of $857 ........          --         --           --           --           --           --
   Deferred tax benefit on prior years
       unfunded accumulated pension obligation .......          --         --           --           --           --           --
   Net Income ........................................          --         --           --           --           --           --

       Total Comprehensive Income ....................
                                                         ---------  ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1998 ...........................       2,400      60,000      60,255          603          109       (1,038)

Reclassification of preferred stock due to Merger ....      (2,400)   (60,000)
Issuance of stock in connection with
   employee benefits plans ...........................          --         --            6           --           --           --
Dividends on preferred stock .........................          --         --           --           --           --           --
Purchase and cancellation of shares ..................          --         --       (1,518)         (16)        (109)       1,038
Redemption of preferred stock ........................          --         --           --           --           --           --
Issuance of stock to Laidlaw .........................          --         --           --           --           --           --
Comprehensive Income (Loss):
   Market value adjustment for securities held .......          --         --           --           --           --           --
   Adjustment for unfunded accumulated
       pension obligation, net of tax of $1,821 ......          --         --           --           --           --           --
   Net Loss ..........................................          --         --           --           --           --           --

       Total Comprehensive (Loss) ....................
                                                         ---------  ---------    ---------    ---------    ---------    ---------

                                                         ---------  ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1999 ...........................          --  $      --       58,743    $     587           --    $      --
                                                         =========  =========    =========    =========    =========    =========

                                                                                              ACCUMULATED
                                                        CAPITAL IN                       OTHER           TOTAL
                                                        EXCESS OF    RETAINED         COMPREHENSIVE  COMPREHENSIVE
                                                        PAR VALUE     DEFICIT             LOSS       INCOME (LOSS)
                                                        ----------   ---------        -------------  -------------
BALANCE, JANUARY 1, 1997 .............................  $  229,103   $ (81,236)       $      (6,533) $
Issuance of stock in connection with
   employee benefit plans ............................       1,385          --                   --             --
Issuance of preferred stock ..........................      (2,440)         --                   --             --
Dividends on preferred stock .........................          --      (3,648)                  --             --
Acquisition of Carolina ..............................         748          --                   --             --
Benefit of pre-bankruptcy deferred tax assets ........         569          --                   --             --
Comprehensive Income (Loss):
     Adjustment for unfunded
         accumulated pension obligation ..............          --          --                 (980)          (980)
     Net Loss ........................................          --     (16,925)                  --        (16,925)
                                                                                                         ---------
              Total Comprehensive (Loss) .............                                                   $ (17,905)
                                                        ----------    ---------       -------------      =========
BALANCE, DECEMBER 31, 1997 ...........................     229,365    (101,809)              (7,513)

Issuance of stock in connection with
   employee benefit plans
   including tax benefit of $844  ....................       3,785          --                   --      $      --
Dividends on preferred stock .........................          --      (5,184)                  --             --
Benefit of pre-bankruptcy deferred tax assets ........       4,291          --                   --             --
Comprehensive Income (Loss):
   Market value adjustment for securities held .......          --          --                 (682)          (682)
   Adjustment for unfunded accumulated
       pension obligation, net of tax of $857 ........          --           --              (1,361)        (1,361)
   Deferred tax benefit on prior years
       unfunded accumulated pension obligation .......          --           --               2,324          2,324
   Net Income ........................................          --       35,232                  --         35,232
                                                                                                         ---------
       Total Comprehensive Income ....................                                                   $  35,513
                                                        ----------    ---------       -------------      =========
BALANCE, DECEMBER 31, 1998 ...........................     237,441      (71,761)             (7,232)

Reclassification of preferred stock due to Merger ....
Issuance of stock in connection with
   employee benefits plans ...........................        (108)          --                  --      $      --
Dividends on preferred stock .........................          --       (4,101)                 --             --
Purchase and cancellation of shares ..................    (267,953)          --
Redemption of preferred stock ........................      (6,012)          --                  --             --
Issuance of stock to Laidlaw .........................     358,658           --                  --             --
Comprehensive Income (Loss):
   Market value adjustment for securities held .......          --           --                 682            682
   Adjustment for unfunded accumulated
       pension obligation, net of tax of $1,821 ......          --           --               4,025          4,025
   Net Loss ..........................................          --      (16,320)                 --        (16,320)
                                                                                                         ---------
       Total Comprehensive (Loss) ....................                                                   $ (11,613)
                                                        ----------    ---------       -------------      =========
                                                        ----------
BALANCE, DECEMBER 31, 1999 ...........................  $  322,026    $ (92,182)      $      (2,525)
                                                        ==========    =========       =============



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                  1999          1998          1997
                                                                               ----------    ----------    ----------
Cash Flows From Operating Activities
   Net Income (Loss) .......................................................   $  (16,320)   $   35,232    $  (16,925)
   Extraordinary items .....................................................        1,897            --        25,323
   Non-cash expenses and gains included in net income (loss)
     Depreciation and amortization .........................................       44,396        36,332        31,259
     Other non-cash expenses and gains, net ................................        2,337       (19,134)        1,618
Net Change in Certain Operating Assets and Liabilities
     Accounts receivable ...................................................       (4,855)       (4,121)       (1,099)
     Inventories ...........................................................       (1,789)       (1,032)         (278)
     Prepaid expenses ......................................................         (482)          273         5,359
     Other current assets ..................................................        8,052         1,608          (261)
     Insurance and security deposits .......................................       45,828         3,042         3,838
     Intangible assets .....................................................       (4,583)       (5,911)      (11,610)
     Accounts payable ......................................................       (3,964)       (5,469)        6,798
     Due to Laidlaw ........................................................       18,566            --            --
     Accrued liabilities ...................................................       13,985          (545)        7,335
     Reserve for injuries and damages ......................................      (28,350)        1,985        (1,999)
     Unredeemed tickets ....................................................         (186)        1,817           501
     Other liabilities .....................................................          415         2,012           (16)
                                                                               ----------    ----------    ----------
        Net Cash Provided by Operating Activities ..........................       74,947        46,089        49,843
                                                                               ----------    ----------    ----------
Cash Flows From Investing Activities
     Capital expenditures ..................................................      (78,915)      (33,706)      (45,114)
     Proceeds from assets sold .............................................        6,052         3,935         6,547
     Payments for business acquisitions, net of cash acquired ..............       (7,491)      (10,924)      (40,104)
     Other investing activities ............................................         (796)       (6,753)       (2,146)
                                                                               ----------    ----------    ----------
        Net Cash Used for Investing Activities .............................      (81,150)      (47,448)      (80,817)
                                                                               ----------    ----------    ----------
Cash Flows From Financing Activities
     Payments on debt and capital lease obligations ........................      (11,919)       (5,730)      (20,297)
     Redemption of Preferred Stock .........................................      (24,058)           --            --
     Proceeds from issuance of Common Stock to Laidlaw .....................      358,658            --            --
     Purchase of Common Stock from Laidlaw .................................     (266,931)           --            --
     Proceeds from 11 1/2%  Senior Notes and Preferred Stock Issuance ......           --            --       203,031
     Redemption of 10% Senior Notes ........................................           --            --      (161,022)
     Redemption of 8 1/2% Debentures .......................................       (3,740)           --            --
     Payment of Preferred Stock dividends ..................................       (4,355)       (5,184)       (2,784)
     Retirement of interest swap ...........................................           --            --        (3,010)
     Issuance of Common Stock in connection with employee benefit plans ....         (108)        2,950         1,097
     Net change in revolving credit facility ...............................      (37,785)       12,007        15,113
                                                                               ----------    ----------    ----------
        Net Cash Provided by Financing Activities ..........................        9,762         4,043        32,128
                                                                               ----------    ----------    ----------
Net Increase in Cash and Cash Equivalents ..................................        3,559         2,684         1,154
Cash and Cash Equivalents, Beginning of Year ...............................        4,736         2,052           898
                                                                               ----------    ----------    ----------
Cash and Cash Equivalents, End of Year .....................................   $    8,295    $    4,736    $    2,052
                                                                               ==========    ==========    ==========


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.  BACKGROUND AND OPERATING ENVIRONMENT

     Greyhound Lines, Inc. and subsidiaries (the "Company") is the only nationwide provider of scheduled intercity bus service in the United States. The Company provides various services including scheduled passenger service, package express service and food service at certain terminals. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of 2,883 buses and approximately 1,800 sales outlets. The Company's operating subsidiaries include Texas, New Mexico & Oklahoma Coaches, Inc. ("TNM&O"), Vermont Transit Co., Inc. ("Vermont Transit"), Carolina Coach Company ("Carolina"), Valley Transit Co., Inc., Sistema Internacional de Transporte de Autobuses, Inc., On-Time Delivery Service, Inc., LSX Delivery, L.L.C., and Peoria Rockford Bus Lines, LLC. The Company is subject to regulation by the Department of Transportation (the "DOT") and certain states.

     On March 16, 1999, the Company's stockholders approved the Agreement and Plan of Merger with Laidlaw Inc. ("Laidlaw") and Laidlaw Transit Acquisition Corp. ("Laidlaw Transit"), a wholly owned subsidiary of Laidlaw), pursuant to which Laidlaw Transit was merged with and into the Company (the "Merger"), with the Company, as the surviving corporation, becoming a wholly owned subsidiary of Laidlaw. The consolidated financial statements of the Company do not reflect any purchase accounting adjustments relating to the Merger.

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

Certain Reclassifications

     Certain reclassifications have been made to the prior period statements to conform them to the current year presentation.

Cash and Cash Equivalents

     Cash and cash equivalents include short-term investments that are part of the Company's cash management portfolio. These investments are highly liquid and have original maturities of three months or less.

Inventories

     Inventories are stated at the lower of cost or market, with costs determined using the weighted average method.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

Property, Plant and Equipment

     Property, plant and equipment, including capitalized leases, are recorded at cost, including interest during construction, if any. Depreciation is recorded over the estimated useful lives or lease terms and range from three to twenty years for structures and improvements, four to eighteen years for revenue equipment, and five to ten years for all other items. The Company principally uses the straight-line method of depreciation for financial reporting purposes and accelerated methods for tax reporting purposes. Maintenance costs are expensed as incurred, and renewals and betterments are capitalized.

Investments and Security Deposits

     At December 31, 1998, the Company held one equity investment that was classified as an "available-for-sale" investment. Any unrealized holding gains or losses, net of taxes, were excluded from operating results and were recognized as a separate component of stockholders' equity until realized. This investment had an unrealized loss at December 31, 1998 of $0.7 million, which was recognized in stockholders' equity. During 1999, this investment ceased trading on a national exchange and accordingly, the Company reversed the unrealized losses which had been recognized in stockholders' equity and is now accounting for this investment on the historical cost basis which is less than the estimated fair value.

     At December 31, 1998, security deposits consisting of debt securities were recorded at cost plus earned interest, as it was the intent of the Company to hold these securities until maturity. As a result, the temporary gains and losses associated with the change in market value of these securities were excluded from operating results or stockholders' equity. As a result of a change in investment strategy following the Merger, the Company no longer intends to hold these securities to maturity and, during 1999, the Company started classifying these securities as "available-for-sale."

Goodwill

     Goodwill represents the excess of cost over fair value of assets acquired related to the acquisition of regional bus carriers and courier companies as prescribed by the purchase method of accounting. The Company is amortizing goodwill on a straight-line basis over a 20 to 30 year period.

Debt Issuance Costs

     Costs incurred related to the issuance of debt are deferred, and such costs are amortized to interest expense over the life of the related debt.

Software Development Costs

Direct costs of materials and services consumed in developing or obtaining internal use software and certain payroll costs for employees directly associated with internal use software projects are capitalized. Amortization of these costs begins when the software is available for its intended use and is recognized on a straight-line basis over 5 years.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

Reserve for Injuries and Damages

     The Company maintains comprehensive automobile liability, general liability, workers' compensation and property insurance to insure its assets and operations. Following the Merger, the Company began to purchase its insurance through Laidlaw with coverage subject to a $50,000 deductible for property damage claims and no deductible for all other claims. As a result, the Company requires no insurance reserve associated with claims arising after March 16, 1999. Additionally, on December 31, 1999 the Company transferred liability for all known and unknown claims, and all related insurance reserves, associated with the period prior to March 16, 1999 to Laidlaw for which Laidlaw received compensation in an amount equal to the book value of the reserves.

     Prior to the Merger, automobile and general liability insurance coverages were subject to a $1.5 million deductible per occurrence. The Company also maintained property insurance subject to a $0.1 million deductible per occurrence, and workers' compensation insurance subject to a $1.0 million deductible per occurrence. A reserve for injuries and damages had been established for these claim payments. The reserve at December 31, 1998, was based on an assessment of actual claims and claims incurred but not reported, based upon historical experience, and were discounted at 8.75%.

     This reserve also includes an estimate of environmental liabilities. The environmental reserve includes all sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%.

Revenue Recognition

     Transportation revenue is recognized when the service is provided. A liability for tickets sold but not used is recorded as unredeemed tickets on the Consolidated Statements of Financial Position.

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

Long-Lived Assets

     The Company periodically evaluates whether the remaining useful life of long-lived assets may require revision or whether the remaining unamortized balance is recoverable. When factors indicate that an asset should be evaluated for possible impairment, the Company uses an estimate of the asset's undiscounted cash flows in assessing for a possible impairment.

3.  STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

     Cash paid for interest was $22.3 million, $26.3 million and $29.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. There were no cash payments for federal income taxes for the years ended December 31, 1999, 1998 and 1997.

     Significant non-cash investing and financing activities during 1999 included a sale of property in exchange for a $2 million note receivable payable in 2000. In 1998, non-cash activity included a garage that was acquired under a capital lease for $1.0 million. In 1997, non-cash activity included $0.9 million primarily related to stock issued in July 1997 for consideration in the purchase of Carolina.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

4.  INVENTORIES

     Inventories consisted of the following (in thousands):

                                                                                         DECEMBER 31,
                                                                                 ---------------------------
                                                                                  1999                1998
                                                                                 -------             -------
     Service parts...........................................................    $ 4,770             $ 3,811
     Fuel....................................................................        984                 631
     Food service operations.................................................      1,966               1,468
                                                                                 -------             -------
        Total Inventories....................................................      7,720               5,910
        Less:  Allowance for shrinkage.......................................       (226)               (205)
                                                                                 -------             -------
           Inventories, net..................................................    $ 7,494             $ 5,705
                                                                                 =======             =======

5.  PREPAID EXPENSES

     Prepaid expenses consisted of the following (in thousands):

                                                                                         DECEMBER 31,
                                                                                 ---------------------------
                                                                                  1999                1998
                                                                                 -------             -------
     Insurance...............................................................    $    --             $   813
     Taxes and licenses......................................................      3,521               1,645
     Rents...................................................................      1,238               1,493
     Other...................................................................        935               1,219
                                                                                 -------             -------
       Prepaid expenses......................................................    $ 5,694             $ 5,170
                                                                                 =======             =======


6.  OTHER CURRENT ASSETS

     Other current assets consisted of the following (in thousands):

                                                                                         DECEMBER 31,
                                                                                 ---------------------------
                                                                                  1999                1998
                                                                                 -------             -------
     Deposits on insurance...................................................    $    --             $ 8,658
     Other deposits..........................................................        289                 465
     Other...................................................................      1,562                 784
                                                                                 -------             -------
       Other current assets..................................................    $ 1,851             $ 9,907
                                                                                 =======             =======


     Deposits on insurance held as of December 31, 1998 represented the current portion of self-insurance deposits required by the Company's previous primary insurance carrier to cover interstate and certain intrastate claims for bodily injury and property damage liability. As a result of the Company's change in insurance coverage following the Merger, these deposits were no longer required and returned to the Company.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

7.  BENEFIT PLANS

Pension Plans

     The Company has nine defined benefit pension plans. The first plan (the "ATU Plan") covers certain of the Company's hourly employees hired before November 1, 1983. The ATU Plan provides normal retirement benefits to the covered employees based upon a percentage of average final earnings, reduced pro rata for service of less than 15 years. Participants in this plan will continue to accrue benefits as long as no contributions are due from the Company. In the event a contribution is required, the plan benefits will be frozen until such time as the assets of the plan exceed 115% of the plan liabilities. The second plan covered salaried employees through May 7, 1990, when the plan was curtailed. The third plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics represented by the International Association of Machinists and Aerospace Workers. The remaining six plans are held by TNM&O, Vermont Transit, and Carolina and cover substantially all of their salaried and hourly personnel. It is the Company's policy to fund the minimum required contribution under existing laws.

                                                                                YEARS ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                 1999               1998
                                                                              -----------       -----------
   CHANGE IN BENEFIT OBLIGATION:                                                      (IN THOUSANDS)

   Benefit Obligation at Beginning of Year.................................   $   749,372       $   729,421
   Service Cost............................................................         5,309             4,614
   Interest Cost...........................................................        50,605            51,011
   Plan Participants' Contributions........................................           210               137
   Plans Transferred due to Acquisition....................................             -               922
   Actuarial Gain..........................................................         9,922            43,649
   Benefits Paid...........................................................       (79,280)          (80,382)
                                                                              -----------       -----------
   Benefit Obligation at End of Year.......................................   $   736,138       $   749,372
                                                                              -----------       -----------

   CHANGE IN PLAN ASSETS:

   Fair Value of Plan Assets at Beginning of Year..........................   $   810,160       $   820,168
   Actual Return on Plan Assets............................................        61,699            67,340
   Employer Contribution...................................................         2,677             2,219
   Plans Transferred due to Acquisition....................................             -               612
   Plan Participants' Contributions........................................           210               203
   Benefits Paid...........................................................       (79,280)          (80,382)
                                                                              -----------       -----------
   Fair Value of Plan Assets at End of Year................................   $   795,466       $   810,160
                                                                              -----------       -----------

   Funded Status...........................................................   $    59,328       $    60,788
   Unrecognized Net Gain...................................................       (27,291)          (32,333)
                                                                              -----------       -----------
   Prepaid Benefit Cost (Net Amount Recognized)............................   $    32,037       $    28,455
                                                                              ===========       ===========

                                                                                YEARS ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                 1999               1998
                                                                              -----------       -----------
   AMOUNTS RECOGNIZED IN THE STATEMENTS OF FINANCIAL POSITION:                        (IN THOUSANDS)

   Prepaid Benefit Cost....................................................   $    31,130       $    26,257
   Accrued Benefit Liability...............................................        (2,978)           (7,533)
   Accumulated Other Comprehensive Loss....................................         3,885             9,731
                                                                              -----------       -----------
   Prepaid Benefit Cost (Net Amount Recognized)............................   $    32,037       $    28,455
                                                                              ===========       ===========


     As of December 31, 1999, two of the Company's pension plans have accumulated benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $39,020, $39,020 and $38,455, respectively. As of December 31, 1998, six of the Company's pension plans have accumulated benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $66,710, $65,916 and $56,699, respectively. As of December 31, 1999, three of the Company's pension plans have projected benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $43,112, $42,403 and $42,548, respectively. As of December 31, 1998, seven of the Company's pension plans have projected benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $70,876, $68,842 and $60,595, respectively.

     Plan assets consist primarily of government-backed securities, corporate equity securities, guaranteed insurance contracts, annuities and corporate debt obligations.

     In determining the benefit obligations and service costs for the Company's defined benefit pension plans, the following assumptions were used:

                                                                                YEARS ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                 1999               1998
                                                                              -----------       -----------
   WEIGHTED-AVERAGE ASSUMPTIONS FOR END OF YEAR DISCLOSURE:

   Weighted Average Discount Rate..........................................     7.25-7.50%             6.75%
   Rate of Salary Progression..............................................     0.00-6.00%        0.00-6.00%
   Expected Long-Term Rate of Return on Plan Assets........................     7.75-9.00%        7.25-9.00%


                                                                                YEARS ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                 1999               1998
                                                                              -----------       -----------
   COMPONENTS OF NET PERIODIC PENSION COST:                                           (IN THOUSANDS)


   Service Cost............................................................   $     5,309       $     4,614
   Interest Cost...........................................................        50,605            51,011
   Expected Return on Assets...............................................       (56,785)          (57,507)
   Amortization of Actuarial (Gain) Loss...................................           (34)              303
                                                                              -----------       -----------
   Net Periodic Pension (Income)...........................................   $      (905)      $    (1,579)
                                                                              ===========       ===========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions," required the Company to record a decrease in the additional minimum liability of $4.0 million, net of a tax liability of $1.8 million as of December 31, 1999 and an increase in the additional minimum liability of $1.4 million, net of a $0.8 million tax benefit as of December 31, 1998. These amounts are reflected as a component of comprehensive income.

     Included in the above is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics, for which the Company made contributions of $0.6 million and $0.5 million for the years ended December 31, 1999 and 1998, respectively.

Cash or Deferred Retirement Plans

     The Company sponsors 401(k) cash or deferred retirement plans that cover substantially all of its ongoing salaried, hourly and represented employees. Costs to the Company related to these plans were $2.9 million, $1.9 million, and $1.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Other Plans

     A contributory trusteed health and welfare plan has been established for all active hourly employees which are represented by collective bargaining agreements and a contributory health and welfare plan has been established for salaried employees and hourly employees who are not represented by collective bargaining agreements. For the years ended December 31, 1999, 1998 and 1997, the Company incurred costs of $21.9 million, $18.1 million, and $17.8 million, respectively, related to these plans. No post-retirement health and welfare plans exist.

     The Company also has a Supplemental Executive Retirement Plan (the "SERP"), which covers only key executives of the Company. During 1995, the SERP was converted from a defined benefit plan to a defined contribution plan. For the years ended December 31, 1999, 1998 and 1997, the Company incurred costs of $0.8 million, $0.6 million and $0.2 million, respectively.

8.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                                                     DECEMBER 31,
                                                                             ---------------------------
                                                                                1999              1998
                                                                             ----------        ---------
   Land and improvements...................................................  $   85,173        $  90,258
   Structures and improvements
     Owned.................................................................     120,660          111,445
     Capitalized leased assets.............................................       1,395            1,626
     Lease interests.......................................................       4,376            4,376
     Leasehold improvements................................................      37,633           35,417
   Revenue equipment
     Owned.................................................................     221,990          170,506
     Capitalized leased assets.............................................      23,153           36,046
     Leasehold improvements................................................       5,278            3,957
   Furniture and fixtures..................................................      57,850           49,050
   Vehicles, machinery and equipment ......................................      12,842           11,204
                                                                             ----------       ----------
   Property, plant and equipment...........................................     570,350          513,885
       Accumulated depreciation............................................    (173,273)        (151,468)
                                                                             ----------       ----------
           Property, plant and equipment, net..............................  $  397,077       $  362,417
                                                                             ==========       ==========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     During 1999, the Company took delivery of 353 new buses, all of which were manufactured by Motor Coach Industries, Inc. or its affiliate, Dina Autobuses, S.A. de C.V (collectively "Motor Coach"). The Company purchased 302 of these buses, and the remaining were financed as long-term operating leases. In addition, the Company purchased 147 buses from expiring leases (97 from capital and 50 from operating leases).

     During 1998, the Company took delivery of 293 buses, all but three of which were manufactured by Motor Coach. The Company purchased 23 of these buses and the remaining were financed as long-term operating leases.

     Accumulated depreciation of capitalized leased revenue equipment amounted to $5.0 million and $14.9 million at December 31, 1999, and 1998, respectively.

9.  INSURANCE AND SECURITY DEPOSITS

     Insurance and security deposits consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                         ---------------------------
                                                            1999              1998
                                                         ---------         ---------
Insurance deposits.....................................  $  15,270         $  32,443
Security deposits......................................      5,642            31,808
Other..................................................      1,308             3,657
                                                         ---------         ---------
           Insurance and security deposits.............  $  22,220         $  67,908
                                                         =========         =========

     Insurance deposits are required to retain the Company's self-insurance authorizations. Security deposits at December 31, 1999, include two separate deposits pledged as collateral in connection with the sale and leaseback of 125 buses. During 1999, a significant portion of the insurance and security deposits were returned to the Company as a result of the change in insurance coverage and improved credit rating following the Merger.

10.  INTANGIBLE ASSETS

     Intangible assets consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                         ---------------------------
                                                            1999              1998
                                                         ---------         ---------
   Trademarks..........................................  $  10,198         $  10,198
   Software............................................     37,151            34,398
   Debt issuance costs.................................      6,254            10,741
   Deferred lease costs................................      3,847             2,841
   Other...............................................        196                29
                                                         ---------         ---------
   Intangible assets...................................     57,646            58,207
     Accumulated amortization..........................    (31,825)          (28,503)
                                                         ---------         ---------
       Intangible assets, net..........................  $  25,821         $  29,704
                                                         =========         =========

     Trademarks are amortized using the straight-line method over 15 years.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

11.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                             ---------------------------
                                                                               1999              1998
                                                                             ---------         ---------
   Compensation, benefits and payroll-related taxes........................  $  22,491         $  20,036
   Bus and property operating leases and rentals...........................     17,729            10,188
   Interest................................................................      3,971             4,288
   Operating, property and income taxes....................................      6,455             6,161
   Dividends payable.......................................................        609               864
   Other expenses..........................................................     25,112            23,282
                                                                             ---------         ---------
       Accrued liabilities.................................................  $  76,367         $  64,819
                                                                             =========         =========

12.  LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                                        DECEMBER 31,
                                                                                ---------------------------
                                                                                  1999               1998
                                                                                ---------         ---------
   Secured Indebtedness
     Revolving bank loans, prime plus 0.25% or LIBOR plus 1.75%
       (weighted average 7.7%) as of December 31, 1998.......................   $      --         $  37,785
     Capital lease obligations (weighted average 10.7% at December 31, 1999
       and 10.8% at December 31, 1998) due through 2033......................      18,752            31,967
     Real estate mortgages (weighted average 8.6% at December 31, 1999
        and 9.5% at December 31, 1998) due through 2005......................         633               623
   Unsecured Indebtedness
        11 1/2% Senior notes, due 2007.......................................     150,000           150,000
        8 1/2% Convertible debentures, due 2007..............................       6,064             9,804
   Other long-term debt (weighted average 8.3% at December 31, 1999
        and 5.6% at December 31, 1998) due through 2003......................       4,803             3,479
                                                                                ---------        ----------
   Long-term debt............................................................     180,252           233,658
     Less current maturities.................................................      (5,671)           (7,970)
                                                                                ---------        ----------
         Long-term debt, net.................................................   $ 174,581        $  225,688
                                                                                =========        ==========

11 1/2% Senior Notes

     The Company's 11 1/2% Senior Notes due 2007 (the "11 1/2% Senior Notes") bear interest at the rate of 11 1/2% per annum, payable each April 15 and October 15. The 11 1/2% Senior Notes are redeemable at the option of the Company in whole or in part, at any time on or after April 15, 2002, at redemption prices of 105.750% in 2002, 103.834% in 2003, 101.917% in 2004 and 100% in 2005
and thereafter plus any accrued but unpaid interest. The 11 1/2% Senior Note indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, sell assets or enter into certain mergers or consolidations. As of December 31, 1999, the Company was in compliance with all such covenants.

8 1/2% Convertible Debentures

     During 1992, the Company issued $98.9 million of 8 1/2% Convertible Subordinated Debentures ("Convertible Debentures") of which $6.1 million remains outstanding as of December 31, 1999. Interest on the Convertible Debentures is payable semiannually (each March 31 and September 30). Prior to the Merger, the Convertible

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

Debentures were convertible into shares of Common Stock at any time prior to maturity (unless earlier redeemed or repurchased), at a conversion rate of approximately 80.81 shares of Common Stock per $1,000 principal amount of Convertible Debentures. Following the Merger, the Convertible Debentures may be converted into $525.27 in cash per $1,000 principal amount of Convertible Debentures.

     At December 31, 1999, maturities of long-term debt for the next five years ending December 31 and all years thereafter, are as follows (in thousands):

             2000.............................................  $    5,671
             2001.............................................       5,002
             2002.............................................       4,672
             2003 ............................................       7,087
             2004 ............................................         442
             Thereafter.......................................     157,378
                                                                ----------
                                                                $  180,252
                                                                ==========

     For the year ended December 31, 1999, the Company recorded an extraordinary loss of $1.9 million, net of tax benefit of $1.0 million, related to the termination of the Company's revolving credit facility. The amount represents the write-off of previously incurred debt issuance costs that were being amortized over the life of the revolving credit facility.

     For the year ended December 31, 1997, the Company recorded an extraordinary loss of $25.3 million relating to (i) the retirement of an interest rate swap ($2.5 million), (ii) the retirement of the Company's 10% Senior Notes due 2001 ($21.3 million) and (iii) the write-off of debt issuance costs related to the refinancing of the Company's revolving credit facility ($1.5 million).

13.  INCOME TAXES

Tax Allocation Agreement

Effective with the Merger, the Company became a member of Laidlaw's U.S. consolidated tax return group ("U.S. Group") and subject to a tax allocation agreement. The Company is allocated its share of the tax liability of the U.S. Group or receives a benefit for any losses used by the U.S. Group based on its separate taxable income or loss.

Income Tax Provision

     The income tax provision (benefit) consisted of the following (in thousands):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                               1999           1998          1997
                                                                             ---------      --------      --------
     Current
        Federal...........................................................   $  (9,125)     $  6,843      $     --
        State.............................................................         868           862           482
                                                                             ---------      --------      --------
              Total Current...............................................      (8,257)        7,705           482
                                                                             ----------     --------      --------

     Deferred
        Federal...........................................................       3,595       (22,376)          478
        State.............................................................          50        (2,185)           91
                                                                             ---------      --------      --------
              Total Deferred..............................................       3,645       (24,561)          569
                                                                             ---------      --------      --------
              Income tax provision (benefit)..............................   $  (4,612)     $(16,856)     $  1,051
                                                                             =========      ========      ========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     Additionally, the Company recorded a $1.0 million benefit for income taxes as an offset to the extraordinary loss recorded in 1999.

Effective Tax Rate

     The differences, expressed as a percentage of income before taxes and extraordinary items, between the statutory and effective federal income tax rates are as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                     1999       1998       1997
                                                                    ------     ------     ------
Statutory tax rate ............................................      (35.0)%     35.0%      34.0%
State income taxes, net of federal benefit ....................        3.4        4.6        6.1
Recognition of previously unrecognized deferred tax assets ....         --     (132.6)     (31.0)
Other .........................................................        5.6        4.0        2.0
                                                                    ------     ------     ------
   Effective tax rate .........................................      (26.0)%    (89.0)%     11.1%
                                                                    ======     ======     ======

Deferred Tax Assets

     Significant components of deferred income taxes at December 31, 1999 and 1998, were as follows (in thousands):

                                                                                      DECEMBER 31,
                                                                             -----------------------------
                                                                                1999               1998
                                                                             ----------        -----------
  Deferred Tax Assets
     Federal and state NOL carryforwards...................................  $   41,168        $    37,571
     Reserve for injuries and damages......................................       2,591             18,703
     Other accrued expenses and liabilities................................      17,704              7,828
     Other deferred tax assets.............................................         701                716
                                                                             ----------        -----------
       Total deferred tax assets...........................................      62,164             64,818
                                                                             ----------        -----------
  Deferred Tax Liabilities
     Tax over book depreciation and amortization...........................      20,881             20,407
     Pension cost for tax purposes in excess of books......................       8,791              6,546
     Other deferred tax liabilities........................................         967                874
                                                                             ----------        -----------
       Total deferred tax liabilities......................................      30,639             27,827
                                                                             ----------        -----------
Net deferred tax assets....................................................      31,525             36,991
Valuation allowance........................................................      (3,950)            (3,950)
                                                                             ----------        -----------
       Net deferred tax assets, net of valuation allowance.................  $   27,575        $    33,041
                                                                             ==========        ===========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

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

     The changes in the valuation allowance are as follows (in thousands):

                                                                                1999       1998
                                                                              --------   --------
Decrease resulting from identification of additional temporary
      differences .........................................................   $     --   $ (3,953)
Decrease related to income recorded as deferred tax benefit ...............         --     (5,898)
Decrease in deferred income tax asset recorded to capital in excess
      of par ..............................................................         --       (960)
Deferred tax asset recognized due to a change in estimate of future
      realization recorded as a deferred tax benefit ......................         --    (25,144)
Deferred tax asset recognized due to a change in estimate of future
      realization recorded as an increase in additional paid in capital ...         --     (3,331)
                                                                              --------   --------

                            Net change in valuation allowance .............   $     --   $(39,286)
                                                                              ========   ========



Availability and Amount of NOL's

As a result of the ownership change from the Merger and in a previous period,
Section 382 of the Internal Revenue Code places an annual limitation on the amount of federal net operating loss ("NOL") carryforwards which the Company and the U.S. group may utilize. Consequently the Company's NOL carryforwards are subject to an annual limitation of $22.2 million and a fifteen-year carryforward period. The NOL carryforwards of $99.0 million expire as follows (in thousands):


             2008.............................................  $    5,208
             2009.............................................      17,685
             2010.............................................      23,536
             2011 ............................................      19,670
             2012 ............................................      20,589
             2014.............................................      12,308
                                                                ----------
                                                                $   98,996
                                                                ==========


The Company has additional federal NOLs of $5.5 million that can only be used against a specific subsidiary's income. A full valuation allowance has been provided for these NOLs.

Included in the deferred tax assets is $4.6 million less a valuation allowance of $2.0 million for the Company's various state NOLs which have carryforward periods of 3 to 15 years and expiration dates of 2000 and later.



14.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments",

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
requires disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

     For cash and cash equivalents and accounts receivable, the carrying amounts reported in the Consolidated Statements of Financial Position approximate fair value. The fair values of the short-term deposits and long-term insurance deposits are based upon quoted market prices at December 31, 1999 and 1998, where available. For the portion of short-term deposits and long-term insurance and security deposits where no quoted market price is available, the carrying amounts are believed to approximate fair value. For the other secured indebtedness, real estate mortgages and other long-term debt, the fair values are estimated using discounted cash flow analysis, based upon the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Senior Notes and the Convertible Debentures were based upon quoted market prices at December 31, 1999 and 1998.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1999 and 1998, are as follows (in thousands):

                                                         DECEMBER 31, 1999             DECEMBER 31, 1998
                                                    --------------------------    --------------------------
                                                      CARRYING        FAIR          CARRYING        FAIR
                                                      AMOUNT          VALUE          AMOUNT         VALUE
                                                    -----------    -----------    -----------    -----------
Other Current Assets
  Deposits on Insurance .........................   $        --    $        --    $     8,658    $     8,658
  Other Deposits ................................           289            289            465            465
Insurance and Security Deposits
  Insurance Deposits ............................        15,270         15,270         32,443         32,443
  Security Deposits .............................         5,642          5,642         31,808         33,166
Long-Term Debt
  Real Estate Mortgages .........................          (633)          (560)          (623)          (467)
  11 1/2% Senior Notes ..........................      (150,000)      (168,000)      (150,000)      (170,250)
  8 1/2% Convertible Subordinated Debentures ....        (6,064)        (6,200)        (9,804)        (9,951)
  Other Long-term Debt ..........................        (4,803)        (4,354)        (3,479)        (3,434)


15.  LEASE COMMITMENTS

     The Company leases buses and terminals from various parties pursuant to capital and operating lease agreements expiring at various dates through 2065.

     At December 31, 1999, scheduled future minimum payments for the next five years ending December 31, under the capital leases and non-cancelable operating leases are as follows (in thousands):

                                                                   CAPITAL          OPERATING
                                                                   LEASES            LEASES
                                                                  ---------        ----------
           2000................................................   $   5,106        $   61,484
           2001................................................       4,738            57,757
           2002................................................       5,091            47,861
           2003................................................       7,015            52,776
           2004................................................         532            45,524
           Thereafter..........................................       1,734            60,834
                                                                  ---------        ----------
                   Total minimum lease payments................      24,216        $  326,236
                                                                                   ==========
               Amounts representing interest...................       5,464
                                                                  ---------
                   Present value of minimum lease payments.....   $  18,752
                                                                  =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

     For the years ended December 31, 1999, 1998 and 1997, rental expenses for operating leases (net of sublease rental income of approximately $2.8 million, $2.2 million and $2.1 million, respectively) amounted to $76.5 million, $60.0 million and $57.6 million, respectively. Rental expenses for bus operating leases, excluding casual rents and other short term leases during peak periods, amounted to $39.4 million, $34.4 million and $32.1 million in 1999, 1998 and 1997, respectively.

16.  COMMITMENTS AND CONTINGENCIES

SEC INVESTIGATION

     In January 1995, the Company received notice that the Securities and Exchange Commission (the "Commission") is conducting a formal, non-public investigation into possible securities laws violations allegedly involving the Company and certain of its former officers, directors and employees and other persons. The Commission's Order of Investigation (the "Order of Investigation") states that the Commission is exploring possible insider trading activities, as well as possible violations of the federal securities laws relating to the adequacy of the Company's public disclosures with respect to problems with its passenger reservation system implemented in 1993 and lower-than-expected earnings for 1993. In addition, the Commission has stated that it will investigate the adequacy of the Company's record keeping with respect to the passenger reservation system and its internal auditing controls. Although the Commission has not announced the targets of the investigation, it does not appear from the Order of Investigation that the Company is a target of the insider-trading portion of the investigation. In September 1995, the Commission served a document subpoena on the Company requiring the production of documents, most of which, the Company had voluntarily produced to the Commission in late 1994. The Company has fully cooperated with the Commission's investigation of these matters. The Company has had limited contact with the Commission in connection with the investigation since January 1996. The probable outcome of this investigation cannot be predicted at this stage in the proceeding.

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs relating to underground fuel storage tanks and systems in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 53 locations have been identified as remaining sites requiring potential clean-up and/or remediation as of December 31, 1999. Additionally, the Company has, or has assumed, potential liability with respect to four active locations which the Environmental Protection Agency ("EPA") has designated as Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of immaterial settlement amounts.

     The Company has recorded a total environmental reserve of $7.3 million at December 31, 1999 of which approximately $0.7 million is indemnifiable by the predecessor owner of the Company's domestic bus operations, now known as Viad Corp. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. The Company expects the majority of this environmental liability to be paid over the next five to seven years. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

     The Company maintains nine defined benefit pension plans, the most significant of which (the ATU Plan) covers approximately 15,650 current and former employees, fewer than 1,500 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and over 85% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. Based upon the application of this table and other actuarial and investments assumptions, the Company believes that the ATU Plan is adequately funded.

     For funding purposes, legislation passed by the United States Congress in 1994, and amended in 1997, mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Nevertheless, based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by current regulations, the Company does not anticipate that it will be required to make any contributions to the ATU Plan in the foreseeable future. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return or that contribution to the ATU Plan will not be significant. Additionally, there can be no assurance that new regulations may result in changes in the prescribed actuarial mortality table and discount rates, which would result in the Company being required to make substantial contributions in the future.

REDEEMABLE PREFERRED STOCK

     During 1997, the Company issued 2,400,000 shares of 8 1/2% convertible exchangeable preferred stock ("the Preferred Stock"). The Preferred Stock carries a liquidation preference of $25.00 per share plus accumulated and unpaid dividends. The holders of the Preferred Stock are currently entitled to vote with the holders of the Common Stock on all matters submitted to a vote of stockholders of the Company, each share of Preferred Stock entitling the holder thereof to one vote. Dividends accrue at a rate per annum equal to 8 1/2% of the liquidation preference per share of Preferred Stock and are payable quarterly in arrears on February 1, May 1, August 1 and November 1. Prior to the Merger, the Preferred Stock was convertible, at the option of the holder thereof, into approximately 5.128 shares of Common Stock. Following the Merger, each share of Preferred Stock is convertible into $33.33 in cash which, based upon the number of shares outstanding at December 31, 1999, results in a total conversion value of $55.9 million. The Preferred Stock will be redeemable at the option of the Company, in whole or in part, at any time on or after May 3, 2000, at redemption prices of 104.86% in 2000, 103.64% in 2001, 102.43% in 2002, 101.21% in 2003 and
100% in 2004 and thereafter plus accumulated and unpaid dividends. The Company is recording the conversion of Preferred Stock as a reduction in the carrying value with the excess deducted from paid in capital. Subsequent to year end and through March 24, 2000, 1,069,600 shares of preferred stock were converted.

LEGAL PROCEEDINGS

     The Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment-related claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arises from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the self-retention or deductible portion of the policies. Therefore, based on the Company's assessment of known claims and its historical claims payout pattern and discussion with internal and outside legal counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company that, if resolved against the Company, would materially exceed the amounts recorded as estimated liabilities by the Company.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

17.  RELATED PARTY TRANSACTIONS

     Following the Merger, the Company began to purchase its insurance through Laidlaw. The Company has a $50,000 deductible for property damage claims and no deductible for all other claims. As a result, there is no insurance reserve associated with claims arising after March 16, 1999. The Company has recorded $31.7 million in insurance expense under this program, which the Company believes is comparative to the cost under its previous insurance program. Additionally, on December 31, 1999, the Company transferred liability for all known and unknown claims, and all related insurance reserves, associated with the period prior to March 16, 1999 to Laidlaw for aggregate consideration of $24.0 million, which equaled the book value of the reserves. The consideration received included $1.9 million of Company deposits which had been required by the Company's previous primary insurance carrier.

     Laidlaw has provided credit support in the form of corporate guarantees and letters of credit for certain of the Company's operating leases. As of February 29, 2000, Laidlaw has guaranteed $123.0 million of future minimum lease payments on buses under lease by the Company, and has provided $22.0 million in letters of credit.

     The Company's SERP has been funded, through a rabbi trust, with a $2.5 million letter of credit issued by Laidlaw.

     Certain of the Company's employees participate in a stock option program offered by Laidlaw.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years ended December 31, 1999 and 1998 are as follows (in thousands):

                                                              FIRST         SECOND          THIRD          FOURTH
               YEAR ENDED DECEMBER 31, 1999                  QUARTER        QUARTER        QUARTER         QUARTER
               ----------------------------                 ---------      ---------      ---------       ---------
Operating revenues......................................    $ 194,738      $ 228,353      $ 268,377       $ 232,063
Operating expenses......................................      207,150        219,655        242,363         228,833
                                                            ---------      ---------      ---------       ---------
Operating income (loss).................................      (12,412)         8,698         26,014           3,230
Settlement of stock options.............................       19,929          1,365             --              --
Interest expense........................................        6,280          5,377          5,304           5,032
Income tax provision (benefit)..........................      (17,353)           881         10,789           1,071
Minority Interest.......................................           56            267            460             495
                                                            ---------      ---------      ---------       ---------
Net income (loss) before extraordinary item.............      (21,324)           808          9,461          (3,368)
Extraordinary item......................................        1,607             --             --             290
                                                            ---------      ---------      ---------       ---------
Net income (loss).......................................    $ (22,931)     $     808      $   9,461       $  (3,658)
                                                            =========      =========      =========       ==========

     Adjustments to the Company's annual effective income tax rate in the fourth quarter of 1999 increased the net loss before extraordinary items by approximately $1.5 million and resulted in the adjustment to the extraordinary item. The total after-tax effect of these adjustments reduced net income in the fourth quarter by approximately $1.8 million.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                              FIRST         SECOND          THIRD          FOURTH
               YEAR ENDED DECEMBER 31, 1998                  QUARTER        QUARTER        QUARTER         QUARTER
               ----------------------------                 ---------      ---------      ---------       ---------
Operating revenues......................................    $ 180,720      $ 211,247      $ 244,134       $ 209,895
Operating expenses......................................      187,623        201,890        211,350         198,302
                                                            ---------      ---------      ---------       ---------
Operating income (loss).................................       (6,903)         9,357         32,784          11,593
Interest expense........................................        6,654          7,305          7,263           6,677
Income tax provision (benefit)..........................       (1,096)           179        (16,250)            311
Minority Interest.......................................           (8)           (83)           134             513
                                                            ----------     ---------      ---------       ---------
Net income (loss).......................................    $ (12,453)     $   1,956      $  41,637       $   4,092
                                                            =========      =========      =========       =========

                                                                     SCHEDULE II

                    GREYHOUND LINES, INC. AND SUBSIDIARIES(a)
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                             ADDITIONS     ADDITIONS
                                             BALANCE AT     CHARGED TO     CHARGED TO                      BALANCE
                                              BEGINNING      COSTS AND        OTHER                        AT END
           CLASSIFICATION                      OF YEAR       EXPENSES       ACCOUNTS      DEDUCTIONS       OF YEAR
           --------------                    ----------     ----------     ----------     ----------      ---------
December 31, 1997:
    Allowance for Doubtful Accounts......    $      241     $      302     $      (61)    $     (214) (b) $     268
    Inventory Reserves...................            95             80             --             --            175
    Accumulated Amortization of
       Intangible Assets.................        19,105          5,434             --         (2,351) (c)    22,188
    Reserves for Injuries and Damages....        59,963         32,687           (194)       (34,491) (d)    57,965
                                             ----------     ----------     ----------     ----------      ---------
         Total Reserves and Allowances...    $   79,404     $   38,503     $     (255)    $  (37,056)     $  80,596
                                             ==========     ==========     ==========     ==========      =========

December 31, 1998:
    Allowance for Doubtful Accounts......    $      268     $      342     $      (40)    $     (372) (b) $     198
    Inventory Reserves...................           175             30             --             --            205
    Accumulated Amortization of
       Intangible Assets.................        22,188          6,908             --           (594) (c)    28,503
    Reserves for Injuries and Damages....        57,965         35,237         (1,021)       (31,822) (d)    60,359
                                             ----------     ----------     ----------     ----------      ---------
         Total Reserves and Allowances...    $   80,596     $   42,517     $   (1,061)    $  (32,788)     $  89,265
                                             ==========     ==========     ==========     ==========      =========

December 31, 1999:
    Allowance for Doubtful Accounts......    $      198     $      510     $      224     $     (530) (b) $     402
    Inventory Reserves...................           205             21             --             --            226
    Accumulated Amortization of
       Intangible Assets.................        28,503          4,996             --         (1,674) (c)    31,825
    Reserves for Injuries and Damages....        60,359         10,026             --        (63,072) (d)     7,313
                                             ----------     ----------     ----------     ----------      ---------
         Total Reserves and Allowances...    $   89,265     $   15,553     $      224     $  (65,276)     $  39,766
                                             ==========     ==========     ==========     ==========      =========


----------

(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

(b) Write-off of uncollectible receivables, net of recovery of receivables previously written-off.

(c)  Write-off or amortization of other assets and deferred costs.

(d) Payments of settled claims and, in 1999, $24.0 million represents the payment to Laidlaw for liabilities assumed by Laidlaw.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Subsequent to the merger of Greyhound Lines, Inc. (the "Company") with Laidlaw Inc. ("Laidlaw"), PricewaterhouseCoopers LLP was engaged to audit the consolidated financial statements of the Company in connection with the audit of Laidlaw's consolidated financial statements as of and for the fiscal year ended August 31, 1999. PricewaterhouseCoopers LLP is the independent accountants for Laidlaw. Additionally, the Company engaged PricewaterhouseCoopers LLP to audit the consolidated financial statements of the Company as of and for the year ended December 31, 1999, in place of the Company's previous independent accountants, Arthur Andersen LLP.

     The reports of Arthur Andersen LLP on the consolidated financial statements of the Company for the two years in the period ended December 31, 1998, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     In connection with its audits for the two years ended December 31, 1998, and through March 29, 2000, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

     The Company has requested that Arthur Andersen LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated March 29, 2000, is filed as Exhibit 16.1 to this Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      CERTAIN DOCUMENTS FILED AS PART OF THE FORM 10-K

1.  AND 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES

     The following financial statements and financial statement schedule are set forth in Item 8 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Financial statements for fifty percent or less owned companies accounted for by the equity method have been omitted because, considered in the aggregate, they have not been considered to constitute a significant subsidiary.

                                                                                                   PAGE NO.
                                                                                                   --------
     Management Report on Responsibility for Financial Reporting.................................      18
     Reports of Independent Public Accountants...................................................      19
     Consolidated Statements of Financial Position at December 31, 1999 and 1998.................      21
     Consolidated Statements of Operations for the years ended December 31, 1999, 1998
       and 1997..................................................................................      22
     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999,
       1998 and 1997.............................................................................      23
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998
       and 1997..................................................................................      24
     Notes to Consolidated Financial Statements..................................................      25
     Schedule II - Valuation and Qualifying Accounts.............................................      42


3.  EXHIBITS

         2.1    --  Amended and Restated Agreement and Plan of Merger dated as of November 5, 1998 (the "Merger Agreement") by and among Greyhound Lines, Inc., Laidlaw Inc. and Laidlaw Transit Acquisition Corp. (14)

         3.1    --  Restated Certificate of Incorporation of Greyhound Lines,
                    Inc. (15)

         3.2    --  Bylaws of Greyhound Lines, Inc. (15)

         4.1    --  Indenture governing the 8 1/2% Convertible Subordinated
                    Debentures due March 31, 2007, including the form of 8 1/2% Convertible Subordinated Debentures due March 31, 2007. (3)

         4.2    --  First Supplemental Indenture to the 8 1/2% Convertible
                    Subordinated Debentures Indenture between the Registrant and Shawmut Bank Connecticut, N.A., as Trustee. (6)

         4.3    --  Second Supplemental Indenture to the 8 1/2% Convertible
                    Subordinated Debentures Indenture between the Registrant and State Street Bank and Trust Company, as trustee. (15)

         4.4    --  Indenture, dated April 16, 1997, by and among the Company, the Guarantors and PNC Bank, N.A., as Trustee. (9)

         4.5    --  First Supplemental Indenture dated as of July 9, 1997
                    between the Registrant and PNC Bank, N.A. as Trustee. (12)

         4.6    --  Second Supplemental Indenture dated as of August 25, 1997 between the Registrant and PNC Bank, N.A. as Trustee. (13)

         4.7    --  Third Supplemental Indenture dated as of February 1, 1999, between the Registrant and Chase Manhattan Trust Company as Trustee. (16)

         4.8    --  Fourth Supplemental Indenture dated as of May 14, 1999, between the Registrant and Chase Manhattan Trust Company as Trustee. (16)

         4.9    --  Form of 11 1/2% Series A Senior Notes due 2007. (9)

         4.10   --  Form of 11 1/2% Series B Senior Notes due 2007. (11)

         4.11   --  Form of Guarantee of 11 1/2% Series A and B Senior Notes.
                    (11)

         4.12   --  Indenture dated April 16, 1997, by and between the Company and U.S. Trust of Texas, N.A., as Trustee. (10)

         10.1   --  Acquisition Agreement dated December 22, 1986, among The
                    Greyhound Corporation, Greyhound Lines, Inc., the Registrant, GLI Holding Company, GLI Bus Operations Holding Company and GLI Merger Company. (1)

         10.2   --  First Amendment to Acquisition Agreement dated January 31,
                    1987. (1)

         10.3   --  Second Amendment to Acquisition Agreement dated March 18,
                    1987. (1)

         10.4   --  Third Amendment to Acquisition Agreement dated March 18,
                    1987. (1)

         10.5   --  Fourth Amendment to Acquisition Agreement dated September
                    18, 1987. (1)

         10.6   --  Contested Claim Pool Trust Agreement to be entered into as of October 31, 1991, by and between the Registrant and Smith Barney Trust Company, as trustee. (2)

         10.7   --  Claims Treatment Agreement dated August 23, 1991, by and among Eagle Bus Manufacturing, Inc., the Registrant, Trailways Commuter Transit, Inc., GLI Bus Operations Holding Company, GLI Food Services, Inc., Southern Greyhound Lines Co., GLI Holding Company, Central Greyhound Lines Co., Greyhound Travel Services, Inc., Eastern Greyhound Lines, Co., and Western Greyhound Lines Co., on the one hand, and The Dial Corp, on the other. (2)

         10.8   --  Affiliated Companies Demand Loan Agreement dated March 16,
                    1999, between the Registrant and Laidlaw Transportation Inc.
                    (17)

         10.9   --  Tax Allocation Agreement dated June 1, 1982, between the
                    Registrant and Laidlaw Transportation Inc. (17)

         10.10  --  Loss Portfolio Transfer Agreement dated December 31, 1999, between the Registrant and Laidlaw Transportation Inc. (17)

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
                    Registrant and Wilmington Trust Company. (5)

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
                    Registrant and Wilmington Trust Company. (5)

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

         10.38  --  Second Amended Employment Agreement dated March 16, 1999, between Registrant and Craig R. Lentzsch. (15)

         10.39  --  Second Amended Employment Agreement dated March 16, 1999, between Registrant and John Werner Haugsland. (15)

         10.40  --  First Amendment to the Second Amended Executive Employment
                    Agreement dated December 1999 between Registrant and John Warner Haugsland. (17)

         10.41  --  1998 Stock Option Plan for ATU Represented Drivers and
                    Mechanics, dated July 22, 1998. (14)

         10.42  --  Greyhound Lines, Inc. Change in Control Severance Pay
                    Program. (14)

         10.43  --  Form of Change in Control Agreement between the Company and certain officers of the Company. (14)

         16.1   --  Arthur Andersen letter dated March 29, 2000. (17)

         21     --  Subsidiaries of the Registrant.  (17)

         27     --  Financial Data Schedule as of and for the year ended
                    December 31, 1999. (18)

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

(11) Incorporated by reference from Amendment 1 to Form S-4 filed on June 27, 1997.

(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(13) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(14) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(15) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(16) Incorporated by reference from the Registrant's Quarterly Report on Form 10-K for the quarter ended June 30, 1999.

(17)   Filed herewith.

(18) Filed only in EDGAR format with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(b) REPORTS ON FORM 8-K

     The Company was not required to file any current reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas and the State of Texas, on March 29, 1999.

                                     GREYHOUND LINES, INC.

                                     By:       /s/ CRAIG R. LENTZSCH
                                        ----------------------------------------
                                                  Craig R. Lentzsch
                                         President and Chief Executive Officer
                                            (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signature                            Title                               Date
                     ---------                            -----                               ----
            /s/  JOHN R. GRAINGER               Director                                 March 29, 2000
------------------------------------------
              John R. Grainger


           /s/  CRAIG R. LENTZSCH               President and Chief                      March 29, 2000
------------------------------------------      Executive Officer
              Craig R. Lentzsch                   (Principal Executive Officer)



           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 29, 2000
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                   (Principal Financial Officer)




            /s/  CHERYL W. FARMER               Vice President and Controller            March 29, 2000
------------------------------------------      (Principal Accounting Officer)
              Cheryl W. Farmer

CO-REGISTRANTS


ATLANTIC GREYHOUND LINES OF
VIRGINIA, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director, Chairman of the Board,         March 29, 2000
------------------------------------------      President and Chief Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)


            /s/  J. FLOYD HOLLAND               Director                                 March 29, 2000
------------------------------------------
              J. Floyd Holland

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 29, 2000
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                   (Principal Financial and
                                                    Accounting Officer)


GLI HOLDING COMPANY

By:

           /s/  CRAIG R. LENTZSCH               Director, President and                  March 29, 2000
------------------------------------------      Chief Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)


           /s/  JACK W. HAUGSLAND               Director                                 March 29, 2000
------------------------------------------
              Jack W. Haugsland

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 29, 2000
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                   (Principal Financial and
                                                    Accounting Officer)


GREYHOUND de MEXICO S.A. de C.V.

By:

           /s/  CRAIG R. LENTZSCH               Director, President and                  March 29, 2000
------------------------------------------      Chief Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)


           /s/  JACK W. HAUGSLAND               Director                                 March 29, 2000
------------------------------------------
              Jack W. Haugsland

           /s/  JEFFREY W. SANDERS              Director                                 March 29, 2000
------------------------------------------
             Jeffrey W. Sanders

            /s/  CHERYL W. FARMER               Examiner                                 March 29, 2000
------------------------------------------      (Principal Financial and
              Cheryl W. Farmer                      Accounting Officer)


LOS BUENOS LEASING CO., INC.

By:

             /s/  ALFONSO PENEDO                Director, President, Chief               March 29, 2000
------------------------------------------      Executive Officer and General
               Alfonso Penedo                   Manager
                                                (Principal Executive Officer)


           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 29, 2000
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                   (Principal Financial and
                                                    Accounting Officer)


SISTEMA INTERNACIONAL de
TRANSPORTE de AUTOBUSES, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director, President, and                 March 29, 2000
------------------------------------------      Chief Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)


           /s/  JACK W. HAUGSLAND               Director                                 March 29, 2000
------------------------------------------
              Jack W. Haugsland

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 29, 2000
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                   (Principal Financial and
                                                    Accounting Officer)


TEXAS, NEW MEXICO & OKLAHOMA
COACHES, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director and Chief                       March 29, 2000
------------------------------------------      Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)


           /s/  JACK W. HAUGSLAND               Director                                 March 29, 2000
------------------------------------------
              Jack W. Haugsland

            /s/  J. FLOYD HOLLAND               Director                                 March 29, 2000
------------------------------------------
              J. Floyd Holland

          /s/  ROBERT D. GREENHILL              Director                                 March 29, 2000
------------------------------------------
             Robert D. Greenhill

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 29, 2000
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                   (Principal Financial and
                                                    Accounting Officer)



T.N.M. & O. TOURS, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director and Chief                       March 29, 2000
------------------------------------------      Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)


           /s/  JACK W. HAUGSLAND               Director                                 March 29, 2000
------------------------------------------
              Jack W. Haugsland

            /s/  J. FLOYD HOLLAND               Director                                 March 29, 2000
------------------------------------------
              J. Floyd Holland

          /s/  ROBERT D. GREENHILL              Director                                 March 29, 2000
------------------------------------------
             Robert D. Greenhill

          /s/  RICHARD M. PORTWOOD              Director                                 March 29, 2000
------------------------------------------
             Richard M. Portwood

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 29, 2000
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                   (Principal Financial and
                                                    Accounting Officer)


VERMONT TRANSIT CO., INC.

By:

           /s/  CRAIG R. LENTZSCH               Director, President and                  March 29, 2000
------------------------------------------      Chief Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)


           /s/  JACK W. HAUGSLAND               Director                                 March 29, 2000
------------------------------------------
              Jack W. Haugsland

            /s/  J. FLOYD HOLLAND               Director                                 March 29, 2000
------------------------------------------
              J. Floyd Holland

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 29, 2000
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                   (Principal Financial and
                                                    Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    10.8          Affiliated Companies Demand Loan Agreement dated March 16,
                  1999, between the Registrant and Laidlaw Transportation Inc.

    10.9          Tax Allocation Agreement dated June 1, 1982, between the
                  Registrant and Laidlaw Transportation Inc.

    10.10 Loss Portfolio Transfer Agreement dated December 31, 1999, between the Registrant and Laidlaw Transportation Inc.

    10.40         First Amendment to the Second Amended Executive Employment
                  Agreement dated December 31, 1999, between the Registrant and
                  Jack Warner Haugsland.

    16.1          Arthur Andersen Letter dated March 29, 2000

    21            Subsidiaries of the Registrant

    27            Financial Data Schedule