Form 10-Q
period 2000-03-31
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC; LOS BUENOS LEASING CO INC
filed 2000-05-15
CIK 813040, 813041, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402, 1041453

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to
                                                 -------    -------

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

                          YES [X]                   NO  [ ]


     As of May 9, 2000, the registrant had 58,743,069 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.



(1) This Form 10-Q is also being filed by the co-registrants specified under the caption "Co-Registrants", each of which is a wholly-owned subsidiary of Greyhound Lines, Inc. and each of which has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q for filing Form 10-Q in a reduced disclosure format.

(2) The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

CO-REGISTRANTS

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

                                                                                    I.R.S. EMPLOYER     JURISDICTION
                                                              COMMISSION             IDENTIFICATION          OF
NAME                                                           FILE NO.                   NO.              INCORP.
----                                                          ----------            ---------------     -------------
Atlantic Greyhound Lines of Virginia, Inc.                   333-27267-01              58-0869571        Virginia

GLI Holding Company                                          333-27267-04              75-2146309        Delaware

Greyhound de Mexico, S.A. de C.V.                            333-27267-05                 None           Republic of
                                                                                                         Mexico

Los Buenos Leasing Co., Inc.                                 333-27267-07              85-0434715        New Mexico

Sistema Internacional de Transporte de Autobuses, Inc.       333-27267-08              75-2548617        Delaware

Texas, New Mexico & Oklahoma Coaches, Inc.                   333-27267-10              75-0605295        Delaware
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                      333-27267-11              75-1188694        Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.                                    333-27267-12              03-0164980        Vermont
106 Main Street
Burlington, Vermont 05401
(802) 862-9671

As of March 31, 2000, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Los Buenos Leasing Co., Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                               PAGE NO.
                                                                                               --------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements:
            Interim Consolidated Statements of Financial Position as of
               March 31, 2000 (Unaudited) and December 31, 1999...........................       5
            Interim Consolidated Statements of Operations for the
               Three Months Ended March 31, 2000 and 1999 (Unaudited).....................       6
            Condensed Interim Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2000 and 1999 (Unaudited).....................       7
            Notes to Interim Consolidated Financial Statements (Unaudited)................       8

  Item 2. Management's Narrative Analysis of  Results of Operations.......................       9

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................................      13

  Item 6.  Exhibits and Reports on Form 8-K...............................................      13

SIGNATURES................................................................................      14

                          PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                          MARCH 31,     DECEMBER 31,
                                                                                            2000           1999
                                                                                          ---------     ------------
CURRENT ASSETS                                                                           (UNAUDITED)
    Cash and cash equivalents .......................................................     $   8,706      $   8,295
    Accounts receivable, less allowance for doubtful accounts of $375 and $402 ......        47,539         46,830
    Inventories, less allowance for shrinkage of $226 and $226 ......................         7,880          7,494
    Prepaid expenses ................................................................         5,610          5,694
    Assets held for sale ............................................................         5,019          4,545
    Current portion of deferred tax assets ..........................................        18,246         12,864
    Other current assets ............................................................         3,061          1,851
                                                                                          ---------      ---------
         Total Current Assets .......................................................        96,061         87,573
Prepaid pension plans ...............................................................        30,483         29,983
Property, plant and equipment, net of accumulated depreciation of $174,792
 and $173,273 .......................................................................       386,375        397,077
Investments in unconsolidated affiliates ............................................        16,527         16,028
Deferred income taxes ...............................................................        14,511         14,711
Insurance and security deposits .....................................................        22,418         22,220
Goodwill, net of accumulated amortization of $3,925 and $3,523 ......................        44,982         45,384
Intangible assets, net of accumulated amortization of $33,181 and $31,825 ...........        25,995         25,821
                                                                                          ---------      ---------
         Total Assets ...............................................................     $ 637,352      $ 638,797
                                                                                          =========      =========

Current Liabilities
    Accounts payable ................................................................     $  22,201      $  23,824
    Due to Laidlaw ..................................................................        48,070         42,560
    Accrued liabilities .............................................................        86,907         76,367
    Unredeemed tickets ..............................................................        10,508         11,956
    Current portion of environmental reserves .......................................         1,598          1,473
    Current maturities of long-term debt ............................................         6,559          5,671
                                                                                          ---------      ---------
         Total Current Liabilities ..................................................       175,843        161,851
Environmental reserves ..............................................................         5,676          5,840
Long-term debt, net .................................................................       171,375        174,581
Minority interests ..................................................................         4,211          4,233
Other liabilities ...................................................................        23,191         22,432
                                                                                          ---------      ---------
         Total Liabilities ..........................................................       380,296        368,937
                                                                                          ---------      ---------

Redeemable preferred stock (2,400,000 shares authorized; 1,344,850 and 1,678,150
   shares issued as of March 31, 2000 and December 31, 1999) ........................        33,621         41,954

Stockholders' Equity
    Common stock (100,000,000 shares authorized; par value $.01; 58,743,069 shares
       issued as of March 31, 2000 and December 31, 1999) ...........................           587            587
    Capital in excess of par value ..................................................       328,133        322,026
    Retained deficit ................................................................      (102,760)       (92,182)
    Accumulated other comprehensive loss, net of tax benefit of $1,360 ..............        (2,525)        (2,525)
                                                                                          ---------      ---------
         Total Stockholders' Equity .................................................       223,435        227,906
                                                                                          ---------      ---------
         Total Liabilities and Stockholders' Equity .................................     $ 637,352      $ 638,797
                                                                                          =========      =========


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         2000           1999
                                                       ---------      ---------
                                                              (UNAUDITED)
OPERATING REVENUES
      Transportation service
          Passenger services .......................   $ 179,432      $ 163,688
          Package express ..........................      10,352          9,123
      Food services ................................       9,506          7,800
      Other operating revenues .....................      15,795         14,696
                                                       ---------      ---------
          Total Operating Revenues .................     215,085        195,307
                                                       ---------      ---------

OPERATING EXPENSES
      Maintenance ..................................      22,267         21,448
      Transportation ...............................      58,281         49,637
      Agents' commissions and station costs ........      43,147         40,550
      Marketing, advertising and traffic ...........       7,478          6,991
      Insurance and safety .........................      11,570         11,730
      General and administrative ...................      28,954         28,275
      Depreciation and amortization ................      10,517          9,757
      Operating taxes and licenses .................      14,911         14,368
      Operating rents ..............................      20,542         18,688
      Cost of goods sold - food services ...........       6,273          5,355
      Other operating expenses .....................         580            920
                                                       ---------      ---------
          Total Operating Expenses .................     224,520        207,719
                                                       ---------      ---------

Operating Loss .....................................      (9,435)       (12,412)
Settlement of Stock Options ........................          --         19,929
Interest Expense ...................................       5,152          6,280
                                                       ---------      ---------
Loss Before Income Taxes ...........................     (14,587)       (38,621)
Income Tax Benefit .................................      (4,748)       (17,353)
Minority Interests .................................         (52)            56
                                                       ---------      ---------
Net Loss Before Extraordinary Item .................      (9,787)       (21,324)
Extraordinary Item, net of tax benefit of $1,310 ...          --          1,607
                                                       ---------      ---------
Net Loss ...........................................   $  (9,787)     $ (22,931)
                                                       =========      =========


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                        2000           1999
                                                                      ---------      ---------
                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss ....................................................   $  (9,787)     $ (22,931)
      Non-cash expenses and gains included in net loss ............       4,834         (6,628)
      Net change in certain operating assets and liabilities ......       4,624          7,855
                                                                      ---------      ---------
          Net Cash Used for Operating Activities ..................        (329)       (21,704)
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures ........................................      (5,591)       (51,952)
      Proceeds from assets sold ...................................      12,265            266
      Payments for business acquisitions, net of cash acquired ....          --         (6,745)
      Other investing activities ..................................        (499)          (748)
                                                                      ---------      ---------
          Net Cash Provided by (Used for) Investing Activities ....       6,175        (59,179)
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on debt and capital lease obligations ..............      (2,318)        (2,682)
      Redemption of preferred stock ...............................     (11,110)        (1,226)
      Proceeds from issuance of common stock to Laidlaw ...........      95,491        143,678
      Purchase of common stock from Laidlaw .......................     (86,607)            --
      Payment of quarterly preferred dividends ....................        (891)        (1,296)
      Net change in revolving credit facility .....................          --        (37,785)
                                                                      ---------      ---------
          Net Cash Provided by (Used for) Financing Activities ....      (5,435)       100,689
                                                                      ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........................         411         19,806
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................       8,295          4,736
                                                                      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................   $   8,706      $  24,542
                                                                      =========      =========



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2000, the results of its operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended March 31, 2000 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1999. Certain reclassifications have been made to the prior period statements to conform them to the current year presentation. For the three months ended March 31, 2000 and 1999, the Company's comprehensive loss was equal to net loss.

2.  COMMITMENTS AND CONTINGENCIES

The Company's principal sources of liquidity are cash flow from operations and funds provided by the Company's parent, Laidlaw Inc. ("Laidlaw"). In its Quarterly Report on Form 10-Q for the period ended February 29, 2000 (the "Laidlaw Form 10-Q"), Laidlaw reported that it had received a waiver of financial covenant compliance on its syndicated banking facility to May 31, 2000. During the waiver period, the bank syndicate has agreed to advance Laidlaw $30 million and Laidlaw has agreed not to request further advances under the line. In the Laidlaw Form 10-Q, Laidlaw further reported that if Laidlaw is unsuccessful in negotiating amendments to its credit facility prior to May 31, 2000 Laidlaw will not be in compliance with its financial covenants and should repayment be demanded for the credit facility, Laidlaw may not be able to satisfy the obligation, nor other obligations which become due in the normal course of operations and may not be able to continue to operate as a going concern. Although Laidlaw has continued to provide funding to the Company for essential ordinary course operating costs and capital expenditures, there can be no assurances that Laidlaw will be able to do so in the future. In the event Laidlaw is unable to provide necessary funding to the Company in the future, and the Company's cash flows from operations are not sufficient to meet its needs, then the Company would be required to seek funding from other sources. There can be no assurances that alternate sources of financing will be available, and if available, that the cost of such financing will not materially exceed the cost currently experienced by the Company.

At March 31, 2000, the Company had 1,344,850 shares of Redeemable Preferred Stock outstanding, which shares are convertible into $44.8 million in cash in the aggregate. As of May 9, 2000, holders of 881,800 shares, representing a conversion value of $29.4 million, had presented their shares for conversion. Laidlaw advised the Company that due to the limitation of funding available to Laidlaw from its bank syndicate, it is not practical to make payment for Redeemable Preferred Stock presented for conversion. Accordingly, Laidlaw has instructed the Company's transfer agent to reject shares that have been presented for conversion and to return them to the holders. On May 1, 2000, the Company paid the quarterly dividend to holders of the Redeemable Preferred Stock, including to those holders that had tendered their shares for conversion.

On May 9, 2000, a lawsuit was filed by two purported holders of Redeemable Preferred Stock alleging: (i) that the Company, in violation of federal securities laws, materially misrepresented facts, and omitted reference to material facts, with respect to the conversion rights of holders of the Redeemable Preferred Stock and (ii) that the Company was in breach of the rights of holders of Redeemable Preferred Stock as contained in the Company's Restated Certificate of Incorporation. The suit seeks recovery from the Company of the conversion payments relating to the Redeemable Preferred Stock purportedly held by the plaintiffs, totaling $17.4 million, costs, attorneys' fees and interest. Laidlaw was also named as a defendant in the suit. Plaintiffs allege that Laidlaw tortiously interfered with the Company's obligations to the plaintiffs and seek injunctive relief, actual and punitive damages, costs, attorneys' fees and interest. The suit, Reliant Trading and Deutsche Bank AG, London Branch v. Greyhound Lines, Inc. and Laidlaw Inc., is pending in the United States District Court for the Eastern District of Wisconsin, Civil Action 00-C-0656. The court has set a hearing for June 8 and 9, 2000 to consider the plaintiffs' motion for preliminary relief sought against Laidlaw. The Company intends to vigorously defend this suit.

ITEM 2.      MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 83.4%, 4.8% and 4.4%, respectively, of the Company's total operating revenues for the three months ended March 31, 2000. The Company's consolidated operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,900 buses and approximately 1,800 sales outlets.

The Company's business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. As a result, the Company's cash flows are also seasonal with a disproportionate amount of the Company's annual cash flows being generated during the peak travel periods. The day of the week on which certain holidays occur, the length of certain holiday periods, and the date on which certain holidays occur within the fiscal quarter, may also affect the Company's quarterly results of operations.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the quarters ended March 31, 2000 and 1999:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            2000           1999
                                                          --------       --------
OPERATING REVENUES
    Transportation Service
        Passenger services ..........................         83.4%          83.8%
        Package express .............................          4.8            4.7
    Food services ...................................          4.4            4.0
    Other operating revenues ........................          7.4            7.5
                                                          --------       --------
        Total Operating Revenues ....................        100.0          100.0
                                                          --------       --------

OPERATING EXPENSES
    Maintenance .....................................         10.3           11.0
    Transportation ..................................         27.1           25.4
    Agents' commissions and station costs ...........         20.1           20.8
    Marketing, advertising and traffic ..............          3.5            3.6
    Insurance and safety ............................          5.4            6.0
    General and administrative ......................         13.5           14.5
    Depreciation and amortization ...................          4.9            5.0
    Operating taxes and licenses ....................          6.9            7.3
    Operating rents .................................          9.5            9.6
    Cost of goods sold - food services ..............          2.9            2.7
    Other operating expenses ........................          0.3            0.5
                                                          --------       --------
        Total Operating Expenses ....................        104.4          106.4
                                                          --------       --------

Operating Loss ......................................         (4.4)          (6.4)
Settlement of Stock Options .........................          0.0           10.2
Interest Expense ....................................          2.4            3.2
                                                          --------       --------
Loss Before Income Taxes ............................         (6.8)         (19.8)
Income Tax Benefit ..................................         (2.2)          (8.9)
Minority Interests ..................................          0.0            0.0
                                                          --------       --------
Net Loss Before Extraordinary Item ..................         (4.6)         (10.9)
Extraordinary Item ..................................          0.0            0.8
                                                          --------       --------
Net Loss ............................................         (4.6)         (11.7)
                                                          ========       ========

The following table sets forth certain operating data for the Company for the quarters ended March 31, 2000 and 1999. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,                PERCENTAGE
                                                                    2000              1999           CHANGE
                                                                 ----------       ----------       ----------
Regular Service Miles (000's) ..............................         77,858           75,118              3.6%
Total Bus Miles (000's) ....................................         80,114           77,345              3.6%
Passenger Miles (000's) ....................................      1,958,134        1,822,903              7.4%
Passengers Carried (000's) .................................          5,633            5,410              4.1%
Average Trip Length (passenger miles/passengers carried) ...            348              337              3.3%
Load (avg. number of passengers per regular service mile) ..           25.2             24.3              3.7%
Load Factor (% of available seats filled) ..................           50.9%            50.3%             1.2%
Yield (regular route revenue/passenger miles) ..............     $   0.0916       $   0.0900              1.8%
Total Revenue Per Total Bus Mile ...........................     $    2.685       $    2.525              6.3%
Operating Loss Per Total Bus Mile ..........................     $   (0.118)      $   (0.160)           (26.3%)
Cost Per Total Bus Mile:
      Maintenance ..........................................     $    0.278       $    0.277              0.4%
      Transportation .......................................     $    0.727       $    0.642             13.2%

THREE MONTHS ENDED MARCH 31, 2000 AND 1999 RESULTS OF OPERATIONS

The Company's results of operations include the operating results of On-Time Delivery and LSX Delivery (collectively the "acquisitions"). The purchase of On-Time Delivery occurred during the first quarter of 1999 and the acquisition involving LSX Delivery occurred during the second quarter of 1999. The results for the acquisitions are included as of their respective purchase dates.

Operating Revenues. Total operating revenues increased $19.8 million, up 10.1%, for the three months ended March 31, 2000, compared to the same period in 1999. Acquisitions accounted for $1.3 million of this growth while internal growth amounted to $18.5 million, or 9.5% over the same quarter last year.

Passenger services revenues increased $15.7 million, or 9.6%, for the three months ended March 31, 2000, compared to the same period in 1999. The increases in regular route revenues reflect the impact of a 4.1% increase in the number of passengers carried, a 3.3% increase in average trip length and a 1.8% increase in yield.

Package express revenues increased $1.2 million, or 13.5%, for the three months ended March 31, 2000, compared to the same period in 1999 (including $1.3 million related to the acquisitions). Excluding the acquisitions, the Company experienced a slight decrease due to reduced standard product deliveries (the traditional, low-value, terminal to terminal market segment) offset somewhat by gains in same day and priority product deliveries.

Food services revenues increased $1.7 million, up 21.9%, for the three months ended March 31, 2000, compared to the same period in 1999. Food services revenues increased over the prior year due primarily to the increase in passenger traffic and the addition of eight in-terminal restaurants that were previously concessionaire-operated Burger King locations.

Other operating revenues, consisting primarily of revenue from charter and other in-terminal sales and services, increased $1.1 million, up 7.5%, for the three months ended March 31, 2000, compared to the same period in 1999. The increase was attributable to higher tenant income, subsidy income and long distance commissions offset by a $0.7 million reduction in interest income compared to the prior year.

Operating Expenses. Total operating expenses increased $16.8 million, up 8.1%, for the three months ended March 31, 2000, compared to the same period in 1999. The increase is attributable to a 3.6% increase in bus miles operated, increased fuel cost, higher driver wages, increased terminal salaries, increased ticket and express commissions due to higher sales and $1.2 million related to the operations of the acquisitions.

Maintenance costs increased $0.8 million, up 3.8%, for the three months ended March 31, 2000, compared to the same period in 1999, due principally to increased bus miles.

Transportation expenses which consist primarily of fuel costs and driver salaries, increased $8.6 million, up 17.4%, for the three months ended March 31, 2000, compared to the same period in 1999, due primarily to increased bus miles, fuel costs, and higher driver wages. Transportation expenses increased on a per-mile basis by 13.2% due largely to higher fuel prices in 1999 compared to the prior year, and to the impact of the driver wage increases. For the first quarter of 2000, the average cost per gallon of fuel increased to $0.885 per gallon, compared to $0.483 per gallon during the same period in 1999, resulting in increased fuel cost of $5.1 million during 2000.

Agents' commissions and station costs increased $2.6 million, up 6.4%, for the three months ended March 31, 2000, compared to the same period in 1999. The increase is primarily due to commissions from increased ticket sales, terminal salaries associated with staffing for the increase in passengers, terminal salary raises and the inclusion of the acquisitions.

Marketing, advertising and traffic expenses increased $0.5 million, up 7.0% for the three months ended March 31, 2000, compared to the same period in 1999, due to an increase in spending to support the increase in revenues.

Insurance and safety costs decreased $0.2 million, down 1.4% for the three months ended March 31, 2000, compared to the same period in 1999. The reduction is principally due to timing as the Company is charged for insurance coverage under the Laidlaw program based on a percentage of sales. Due to the seasonal nature of the Company's business, this method results in the fixed portion of the insurance program costs being low during the first quarter of 2000 and thus, produced a lower insurance expense in the first quarter of 2000 than had been experienced under the Company's stand-alone program during the first quarter of 1999.

General and administrative expenses increased $0.7 million, up 2.4%, for the three months ended March 31, 2000, compared to the same period in 1999 due to the increase in revenues and higher health insurance costs offset by a reduction in expenses associated with remediation of the Company's computer systems related to the Year 2000 preparation.

Depreciation and amortization increased by $0.8 million, up 7.8%, for the three months ended March 31, 2000, compared to the same period in 1999 primarily due to increased capital expenditures in prior periods, and goodwill amortization attributable to the acquisitions.

Operating taxes and licenses expense increased $0.5 million, up 3.8%, for the three months ended March 31, 2000, compared to the same period in 1999 due to increased payroll taxes resulting from increased salaries and head-counts related to higher business volume (including increased miles operated), increased fuel taxes due to increased miles and the inclusion of the acquisitions.

Operating rents increased $1.9 million, up 9.9%, for the three months ended March 31, 2000, compared to the same period in 1999 due to the increase in revenues.

Food services cost of goods sold increased $0.9 million, up 17.1%, for the three months ended March 31, 2000, compared to the same period in 1999, primarily due to the 21.9% increase in food services revenues. The revenue increase is primarily attributable to increased passenger traffic and the addition of eight in-terminal Burger King restaurants previously operated by a concessionaire.

Other operating expenses decreased $0.3 million, down 37.0%, for the three months ended March 31, 2000, compared to the same period in 1999 due to an increase in income from unconsolidated affiliates.

Interest expense decreased $1.1 million, down 18.0%, for the three months ended March 31, 2000, compared to the same period in 1999 due to a reduction in average debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, to meet debt service requirements, including the payment of interest on the 11 1/2% Senior Notes and to pay dividends and amounts due to the remaining holders of the Company's redeemable preferred stock. The Company's principal sources of liquidity are cash flow from operations and funds provided by the Company's parent, Laidlaw Inc. ("Laidlaw"). In its Quarterly Report on Form 10-Q for the period ended February 29, 2000 (the "Laidlaw Form 10-Q"),

Laidlaw reported that it had received a waiver of financial covenant compliance on its syndicated banking facility to May 31, 2000. During the waiver period, the bank syndicate has agreed to advance Laidlaw $30 million and Laidlaw has agreed not to request further advances under the line. In the Laidlaw Form 10-Q, Laidlaw further reported that if Laidlaw is unsuccessful in negotiating amendments to its credit facility prior to May 31, 2000 Laidlaw will not be in compliance with its financial covenants and should repayment be demanded for the credit facility, Laidlaw may not be able to satisfy the obligation, nor other obligations which become due in the normal course of operations and may not be able to continue to operate as a going concern. Although Laidlaw has continued to provide funding to the Company for essential ordinary course operating costs and capital expenditures, there can be no assurances that Laidlaw will be able to do so in the future. In the event Laidlaw is unable to provide necessary funding to the Company in the future, and the Company's cash flows from operations are not sufficient to meet its needs, then the Company would be required to seek funding from other sources. There can be no assurances that alternate sources of financing will be available, and if available, that the cost of such financing will not materially exceed the cost currently experienced by the Company.

Net cash used in operating activities for the three months ended March 31, 2000 was $0.3 million, a decrease of $21.4 million, or 98.5%, from the $21.7 million used during the same period of 1999. The principal reason for the reduction is the inclusion in the first quarter of 1999 of $19.9 million in payments for the settlement of stock options. Net proceeds from investing activities for the first quarter of 2000 were $6.2 million compared to the $59.2 million in net cash used for investing during the first quarter of 1999. The decrease in net cash used for investing is principally due to $39.4 million in sale-leaseback proceeds received in the first quarter of 2000, compared to no sale-leaseback proceeds during the same period of 1999, and reduced capital expenditures during the first quarter of 2000. Net cash used for financing activities in the first quarter of 2000 was $5.4 million versus $100.7 million cash provided by financing activities during the same period in 1999. The $106.1 million difference is due to the $143.7 million of proceeds from the issuance of common stock to Laidlaw in 1999, which was offset by the $37.8 million retirement of the revolving credit facility.

At March 31, 2000, the Company had 1,344,850 shares of Redeemable Preferred Stock outstanding, which shares are convertible into $44.8 million in cash in the aggregate. As of May 9, 2000, holders of 881,800 shares, representing a conversion value of $29.4 million, had presented their shares for conversion. Laidlaw advised the Company that due to the limitation of funding available to Laidlaw from its bank syndicate, it is not practical to make payment for Redeemable Preferred Stock presented for conversion. Accordingly, Laidlaw has instructed the Company's transfer agent to reject shares that have been presented for conversion and to return them to the holders. On May 1, 2000, the Company paid the quarterly dividend to holders of the Redeemable Preferred Stock, including to those holders that had tendered their shares for conversion.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On May 9, 2000, a lawsuit was filed by two purported holders of Redeemable Preferred Stock alleging: (i) that the Company, in violation of federal securities laws, materially misrepresented facts, and omitted reference to material facts, with respect to the conversion rights of holders of the Redeemable Preferred Stock and (ii) that the Company was in breach of the rights of holders of Redeemable Preferred Stock as contained in the Company's Restated Certificate of Incorporation. The suit seeks recovery from the Company of the conversion payments relating to the Redeemable Preferred Stock purportedly held by the plaintiffs, totaling $17.4 million, costs, attorneys' fees and interest. Laidlaw was also named as a defendant in the suit. Plaintiffs allege that Laidlaw tortiously interfered with the Company's obligations to the plaintiffs and seek injunctive relief, actual and punitive damages, costs, attorneys' fees and interest. The suit, Reliant Trading and Deutsche Bank AG, London Branch v. Greyhound Lines, Inc. and Laidlaw Inc., is pending in the United States District Court for the Eastern District of Wisconsin, Civil Action 00-C-0656. The court has set a hearing for June 8 and 9, 2000 to consider the plaintiffs' motion for preliminary relief sought against Laidlaw. The Company intends to vigorously defend this suit.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


27 - Financial Data Schedule as of and for the three months ended March 31, 2000.(1)

----------------------
(1) Filed only in EDGAR format with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(b)  REPORTS ON FORM 8-K

    During the three months ended March 31, 2000, the Company did not file any current reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2000



                               GREYHOUND LINES, INC.


                               By:  /s/ Jeffrey W. Sanders
                                   ---------------------------------------------
                                   Jeffrey W. Sanders
                                   Senior Vice President and Chief Financial
                                     Officer


                               ATLANTIC GREYHOUND LINES OF
                               VIRGINIA, INC.

                               By:  /s/ Jeffrey W. Sanders
                                   ---------------------------------------------
                                   Jeffrey W. Sanders
                                   Senior Vice President and Chief Financial
                                     Officer


                               GLI HOLDING COMPANY

                               By:  /s/ Jeffrey W. Sanders
                                   ---------------------------------------------
                                   Jeffrey W. Sanders
                                   Senior Vice President and Chief Financial
                                     Officer


                               GREYHOUND de MEXICO S.A. de C.V.

                               By:  /s/ Cheryl W. Farmer
                                   ---------------------------------------------
                                   Cheryl W. Farmer
                                   Examiner


                               LOS BUENOS LEASING CO., INC.

                               By:  /s/ Jeffrey W. Sanders
                                   ---------------------------------------------
                                   Jeffrey W. Sanders
                                   Senior Vice President and Chief Financial
                                     Officer


                               SISTEMA INTERNACIONAL de TRANSPORTE de
                               AUTOBUSES, INC.

                               By:  /s/ Jeffrey W. Sanders
                                   ---------------------------------------------
                                   Jeffrey W. Sanders
                                   Senior Vice President and Chief Financial
                                     Officer

                            TEXAS, NEW MEXICO & OKLAHOMA
                            COACHES, INC.

                            By:  /s/ Jeffrey W. Sanders
                                ----------------------------------------------
                                Jeffrey W. Sanders
                                Senior Vice President and Chief Financial
                                  Officer


                            T.N.M. & O. TOURS, INC.

                            By:  /s/ Jeffrey W. Sanders
                                ----------------------------------------------
                                Jeffrey W. Sanders
                                Senior Vice President and Chief Financial
                                  Officer


                            VERMONT TRANSIT CO., INC.

                            By:  /s/ Jeffrey W. Sanders
                                ----------------------------------------------
                                Jeffrey W. Sanders
                                Senior Vice President and Chief Financial
                                  Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
27               Financial Data Schedule as of and for the three months ended
                 March 31, 2000.(1)

------------------
(1) Filed only in EDGAR format with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.