Form 10-Q
period 2000-06-30
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC
filed 2000-08-14
CIK 813040, 813041, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ___ to ___

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

       As of August 11, 2000, the registrant had 58,743,069 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.


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

CO-REGISTRANTS

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

                                                                         I.R.S. EMPLOYER  JURISDICTION
                                                            COMMISSION   IDENTIFICATION        OF
NAME                                                         FILE NO.           NO.          INCORP.
----                                                       ------------  ---------------  ------------
Atlantic Greyhound Lines of Virginia, Inc.                 333-27267-01     58-0869571     Virginia

GLI Holding Company                                        333-27267-04     75-2146309     Delaware

Greyhound de Mexico, S.A. de C.V                           333-27267-05     None           Republic of
                                                                                           Mexico

Sistema Internacional de Transporte de Autobuses, Inc.     333-27267-08     75-2548617     Delaware

Texas, New Mexico & Oklahoma Coaches, Inc.                 333-27267-10     75-0605295     Delaware
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                    333-27267-11     75-1188694     Texas
(Same as Texas, New Mexico & Oklahoma
Coaches, Inc.)

Vermont Transit Co., Inc.                                  333-27267-12     03-0164980     Vermont
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671


As of June 30, 2000, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES


                                                                                    PAGE NO.
                                                                                    --------
PART I.     FINANCIAL INFORMATION

  Item 1. Financial Statements:
           Interim Consolidated Statements of Financial Position as of
              June 30, 2000 (Unaudited) and December 31, 1999 .................         5
           Interim Consolidated Statements of Operations for the Three and
              Six months Ended June 30, 2000 and 1999 (Unaudited) .............         6
           Condensed Interim Consolidated Statements of Cash Flows for the
              Six months Ended June 30, 2000 and 1999 (Unaudited) .............         7
           Notes to Interim Consolidated Financial Statements (Unaudited) .....         8

  Item 2. Management's Narrative Analysis of Results of Operations ............        10


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings .....................................................        14

Item 6. Exhibits and Reports on Form 8-K ......................................        14


SIGNATURES ....................................................................        15

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                          JUNE 30,        DECEMBER 31,
                                                                                            2000             1999
                                                                                        -----------      ------------
                                                                                        (UNAUDITED)
Current Assets
     Cash and cash equivalents...................................................        $   8,173         $   8,295
     Accounts receivable, less allowance for doubtful accounts of $393
       and $402 .................................................................           48,491            46,830
     Inventories, less allowance for shrinkage of $226 and $226 .................            8,271             7,494
     Prepaid expenses............................................................            4,664             5,694
     Assets held for sale........................................................            4,511             4,545
     Current portion of deferred tax assets .....................................           15,826            12,864
     Other current assets .......................................................            2,108             1,851
                                                                                         ---------         ---------
           Total Current Assets .................................................           92,044            87,573
Prepaid pension plans ...........................................................           30,983            29,983
Property, plant and equipment, net of accumulated depreciation of $184,027
     and $173,273 ...............................................................          397,040           397,077
Investments in unconsolidated affiliates ........................................           17,133            16,028
Deferred income taxes ...........................................................           14,372            14,711
Insurance and security deposits .................................................           22,643            22,220
Goodwill, net of accumulated amortization of $4,442 and $3,523 ..................           44,464            45,384
Intangible assets, net of accumulated amortization of $34,561 and $31,825 .......           25,771            25,821
                                                                                         ---------         ---------
           Total Assets .........................................................        $ 644,450         $ 638,797
                                                                                         =========         =========
Current Liabilities
     Accounts payable ...........................................................        $  18,303         $  23,824
     Due to Laidlaw .............................................................           50,339            42,560
     Accrued liabilities ........................................................          63,619            57,238
     Rents payable ..............................................................           19,178            19,129
     Unredeemed tickets .........................................................           15,879            11,956
     Redeemable Preferred Stock settlement obligations ..........................           29,275                --
     Current portion of environmental reserves ..................................            1,180             1,473
     Current maturities of long-term debt .......................................            6,101             5,671
                                                                                         ---------         ---------
           Total Current Liabilities ............................................          203,874           161,851
Environmental reserves ..........................................................            6,193             5,840
Long-term debt, net .............................................................          170,022           174,581
Minority interests ..............................................................            4,192             4,233
Other liabilities ...............................................................           22,740            22,432
                                                                                         ---------         ---------
           Total Liabilities ....................................................          407,021           368,937
                                                                                         ---------         ---------
Redeemable preferred stock (2,400,000 shares authorized; 217,550 and
    1,678,150 shares issued as of June 30, 2000 and December 31, 1999) ..........            5,439            41,954

Stockholders' Equity
     Common stock (100,000,000 shares authorized; par value $.01; 58,743,069
           shares issued as of June 30, 2000 and December 31, 1999) .............              587               587
     Capital in excess of par value .............................................          329,464           322,026
     Retained deficit ...........................................................          (95,536)          (92,182)
     Accumulated other comprehensive loss, net of tax benefit of $1,360 .........           (2,525)           (2,525)
                                                                                         ---------         ---------
           Total Stockholders' Equity ...........................................          231,990           227,906
                                                                                         ---------         ---------
           Total Liabilities and Stockholders' Equity ...........................        $ 644,450         $ 638,797
                                                                                         =========         =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                          2000              1999             2000               1999
                                                        ---------         ---------        ---------         ---------
                                                                (Unaudited)                       (Unaudited)
OPERATING REVENUES
        Transportation service
             Passenger services ....................    $ 216,919         $ 190,801        $ 396,350         $ 354,489
             Package express .......................       10,880            10,814           21,232            19,937
        Food services ..............................       10,924             9,862           20,430            17,662
        Other operating revenues ...................       20,116            17,468           35,912            32,164
                                                        ---------         ---------        ---------         ---------
             Total Operating Revenues ..............      258,839           228,945          473,924           424,252
                                                        ---------         ---------        ---------         ---------

OPERATING EXPENSES
        Maintenance ................................       23,685            21,457           45,953            42,905
        Transportation .............................       63,544            54,717          121,824           104,354
        Agents' commissions and station costs ......       46,820            43,236           89,967            83,786
        Marketing, advertising and traffic .........        8,276             7,246           15,754            14,237
        Insurance and safety .......................       13,933            12,642           25,503            24,372
        General and administrative .................       29,232            30,338           58,187            58,613
        Depreciation and amortization ..............       11,000            10,982           21,517            20,739
        Operating taxes and licenses ...............       15,543            14,329           30,454            28,697
        Operating rents ............................       21,329            18,205           41,871            36,893
        Cost of goods sold - food services .........        7,075             6,410           13,348            11,765
        Other operating expenses ...................        1,676               685            2,256             1,605
                                                        ---------         ---------        ---------         ---------
             Total Operating Expenses ..............      242,113           220,247          466,634           427,966
                                                        ---------         ---------        ---------         ---------

Operating Income (Loss) ............................       16,726             8,698            7,290            (3,714)
Settlement of Stock Options ........................           --             1,365               --            21,294
Interest Expense....................................        5,870             5,377           11,022            11,657
                                                        ---------         ---------        ---------         ---------
Income (Loss) Before Income Taxes ..................       10,856             1,956           (3,732)          (36,665)
Income Tax Provision (Benefit) .....................        3,255               881           (1,493)          (16,472)
Minority Interests .................................         (111)              267             (163)              323
                                                        ---------         ---------        ---------         ---------
Net Income (Loss) Before Extraordinary Item ........        7,712               808           (2,076)          (20,516)
Extraordinary Item, net of tax benefit of $1,310 ...           --                --               --             1,607
                                                        ---------         ---------        ---------         ---------
Net Income (Loss) ..................................    $   7,712         $     808        $  (2,076)        $ (22,123)
                                                        =========         =========        =========         =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      2000              1999
                                                                   ---------         ---------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .................................................      $  (2,076)        $ (22,123)
   Extraordinary item .......................................             --             1,607
   Non-cash expenses and gains included in net loss .........         21,331             3,557
   Net change in certain operating  assets and liabilities...         (1,105)           25,667
                                                                   ---------         ---------
     Net cash provided by operating activities ..............         18,150             8,708
                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .....................................        (29,683)          (77,056)
   Proceeds from assets sold ................................         18,128               364
   Payments for business acquisitions, net of cash acquired..             --            (7,420)
   Other investing activities ...............................         (1,180)             (984)
                                                                   ---------         ---------
     Net cash  used for investing activities ................        (12,735)          (85,096)
                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on debt and capital lease obligations ...........         (4,130)           (9,429)
   Redemption of preferred stock ............................        (19,407)          (21,768)
   Proceeds from issuance of common stock to Laidlaw ........        178,194           212,186
   Purchase of common stock from Laidlaw ....................       (158,589)          (62,874)
   Payment of quarterly preferred dividends .................         (1,605)           (2,507)
   Net change in revolving credit facility ..................             --           (37,785)
                                                                   ---------         ---------
     Net cash provided by (used for) financing activities....         (5,537)           77,823
                                                                   ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........           (122)            1,435
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............          8,295             4,736
                                                                   ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................      $   8,173         $   6,171
                                                                   =========         =========

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2000, the results of its operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999 and have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of operations. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended June 30, 2000 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1999. Certain reclassifications have been made to the prior period statements to conform them to the current year presentation. For the three and six months ended June 30, 2000 and 1999, the Company's comprehensive income
(loss) approximated its' net income (loss).

2.  COMMITMENTS AND CONTINGENCIES

The Company's principal sources of liquidity are cash flow from operations and, previously, funds provided by the Company's parent, Laidlaw Inc. ("Laidlaw"). In its Quarterly Report on Form 10-Q for the period ended May 31, 2000 (the "Laidlaw Form 10-Q"), Laidlaw reported that it had declared an interest payment moratorium on all advances under its syndicated banking facility (the "Laidlaw Facility") and on certain of its debentures totaling $1.954 billion (the "Laidlaw Debentures"). As a consequence of the Laidlaw Facility covenant violations and interest payment moratorium, the Laidlaw Facility and the Laidlaw Debentures have become due on demand. Laidlaw is endeavoring to renegotiate and restructure the Laidlaw Facility and Laidlaw Debentures. In the Laidlaw Form 10-Q, Laidlaw further reported that should repayment be demanded for the Laidlaw Facility and/or the Laidlaw Debentures, Laidlaw may not be able to satisfy these obligations, nor other obligations which become due in the normal course of operations and may not be able to continue to operate as a going concern. Additionally, Laidlaw has advised the Company that cash funding, after August 1, 2000, would be limited to the cash flow generated by the Company from its operations and that additional funds from Laidlaw would not be available. Laidlaw further requested and authorized the Company to seek additional funding from outside financing sources for its seasonal cash requirements and capital expenditure programs. The Company is in the early stages of seeking this financing and there can be no assurances that alternate sources of financing, in amounts necessary to meet Company's needs, will be available, and if available, that the cost of such financing will not materially exceed the cost currently experienced by the Company. Should alternate sources not be available or not be sufficient to meet the Company's needs, the Company may be required to curtail or defer non-essential or essential capital and operating expenditures and may not be able to satisfy its obligations as they become due in the normal course of operations and may not be able to continue to operate as a going concern. As a result, the Company may not be able to realize its assets and settle its liabilities in the normal course of operations.

The Company's primary uses of cash are for operating activities, capital expenditures and debt service. As of June 30, 2000, the Company had $176.1 million of long-term indebtedness (including a current portion of $6.1 million, excluding $29.3 in payments due to former holders of the Company's Redeemable Preferred Stock, discussed below), principally, its 11-1/2% Senior Notes due 2007 in the amount of $150 million. Interest on the Senior Notes is payable in semi-annual installments of $8.6 million, each April and October. The Company has ordered ninety (90) new motor coaches from Motor Coach Industries International, of which 33 were delivered as of the date of this report, with the remaining buses to be delivered this fall. Payment for the buses, totaling $27.5 million, is payable to Motor Coach in December 2000. As indicated above, the Company will be seeking interim and permanent lease or purchase money financing for these buses.

At March 31, 2000, the Company had 1,344,850 shares of Redeemable Preferred Stock outstanding. Each share of Redeemable Preferred Stock is convertible, at the option of the holder, into $33.33 in cash. On April 19, 2000, Laidlaw instructed the Company that due to the limitation of funding available to Laidlaw from its bank syndicate, it was not practical to make payment for

Redeemable Preferred Stock presented for conversion. Accordingly, Laidlaw advised the Company's transfer agent to reject shares that have been presented for conversion and to return them to the holders.

On May 9, 2000, a lawsuit was filed by two holders of Redeemable Preferred Stock alleging: (i) that the Company, in violation of federal securities laws, materially misrepresented facts, and omitted reference to material facts, with respect to the conversion rights of holders of the Redeemable Preferred Stock and (ii) that the Company was in breach of the rights of holders of Redeemable Preferred Stock as contained in the Company's Restated Certificate of Incorporation. The suit sought recovery from the Company of the conversion payments relating to the Redeemable Preferred Stock held by the plaintiffs, totaling $17.4 million, costs, attorneys' fees and interest. Laidlaw was also named as a defendant in the suit. Plaintiffs alleged that Laidlaw tortiously interfered with the Company's obligations to the plaintiffs and sought injunctive relief, actual and punitive damages, costs, attorneys' fees and interest. The suit, Reliant Trading and Deutsche Bank AG, London Branch v. Greyhound Lines, Inc. and Laidlaw Inc., is pending in the United States District Court for the Eastern District of Wisconsin, Civil Action 00-C-0656. On May 31, 2000, another holder of Redeemable Preferred Stock, Silverado Arbitrage Trading Ltd., filed a motion with the Court seeking to intervene in the lawsuit. Silverado sought recovery of conversion payments totaling $4.9 million, costs, attorneys' fees and interest from the Company and sought injunctive relief, actual and punitive damages, costs, attorneys' fees and interest as to Laidlaw.

On June 8 and 15, 2000, the Company and Laidlaw reached separate confidential settlements with the plaintiffs and Silverado whereby they will receive payments from the Company of the conversion amounts for their Redeemable Preferred Stock, together with interest accruing from May 1, 2000, in weekly installments through August 31, 2000. Pending fulfillment of the Company's obligations under the settlements, the foregoing litigation has been stayed.

Subsequently, the Company and Laidlaw entered into agreements or otherwise made payment arrangements with additional holders of the Redeemable Preferred Stock that had previously tendered their shares for conversion whereby such parties would receive their conversion proceeds in installment payments through August 31, 2000. During the three-month period ending June 30, 2000, the Company made $8.3 million in conversion payments to the converting holders and, as of June 30, 2000, recorded the remaining amounts payable under the agreements, totaling $29.3 million, as a current liability.

Since June 30, 2000, the Company has made $19.7 million in additional conversion payments to these parties and, as of August 11, 2000, $9.6 million remained payable. As of the date of this report, the Company has made all required payments called for under the agreements.

On August 1, 2000, the Company paid a quarterly dividend to holders of the Redeemable Preferred Stock.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals. The Company's consolidated operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,900 buses and approximately 1,800 sales outlets.

The Company's business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. As a result, the Company's operating cash flows are also seasonal with a disproportionate amount of the Company's annual operating cash flows being generated during the peak travel periods. The day of the week on which certain holidays occur, the length of certain holiday periods, and the date on which certain holidays occur within the fiscal quarter, may also affect the Company's quarterly results of operations.

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the three and six months ended June 30, 2000 and 1999:


                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                   2000           1999           2000          1999
                                                   -----          -----         -----          -----
OPERATING REVENUES
   Transportation service
     Passenger services .......................     83.8%          83.4%         83.6%          83.5%
     Package express ..........................      4.2            4.7           4.5            4.7
   Food services ..............................      4.2            4.3           4.3            4.2
   Other operating revenues ...................      7.8            7.6           7.6            7.6
                                                   -----          -----         -----          -----
     Total Operating Revenues .................    100.0          100.0         100.0          100.0
                                                   -----          -----         -----          -----

OPERATING EXPENSES

   Maintenance                                       9.2            9.4           9.7           10.1
   Transportation                                   24.5           23.9          25.7           24.6
   Agents' commissions and station costs ......     18.1           18.9          19.0           19.7
   Marketing, advertising and traffic .........      3.2            3.2           3.3            3.4
   Insurance and safety .......................      5.4            5.5           5.4            5.7
   General and administrative .................     11.3           13.2          12.3           13.8
   Depreciation and amortization ..............      4.3            4.8           4.6            4.9
   Operating taxes and licenses ...............      6.0            6.3           6.4            6.8
   Operating rents ............................      8.2            7.9           8.8            8.7
   Cost of goods sold - food services .........      2.7            2.8           2.8            2.8
   Other operating expenses ...................      0.6            0.3           0.5            0.4
                                                   -----          -----         -----          -----
     Total Operating Expenses .................     93.5           96.2          98.5          100.9
                                                   -----          -----         -----          -----

Operating  Income (Loss) ......................      6.5            3.8           1.5           (0.9)
Settlement of Stock Options ...................       --            0.6            --            5.0
Interest Expense ..............................      2.3            2.3           2.3            2.7
                                                   -----          -----         -----          -----
Income (Loss) Before Income Taxes .............      4.2            0.9          (0.8)          (8.6)
Income Tax Provision (Benefit) ................      1.3            0.4          (0.3)          (3.9)
Minority Interests.............................     (0.1)           0.1          (0.1)           0.1
                                                   -----          -----         -----          -----
Net Income (Loss) Before Extraordinary Item ...      3.0            0.4          (0.4)          (4.8)
Extraordinary Item ............................       --             --            --            0.4
                                                   -----          -----         -----          -----
Net Income (Loss) .............................      3.0            0.4          (0.4)          (5.2)
                                                   =====          =====         =====          =====

The following table sets forth certain operating data for the Company for the three and six months ended June 30, 2000 and 1999. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                              THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                          2000           1999      % CHANGE         2000             1999      % CHANGE
                                       ----------    ------------  --------     ----------        ----------   --------
Regular Service Miles (000's) ....         87,996        83,437     5.5%           165,854           158,555       4.6%
Total Bus Miles (000's) ..........         91,034        86,116     5.7%           171,148           163,461       4.7%
Passenger Miles (000's) ..........      2,364,171     2,191,615     7.9%         4,322,304         4,014,518       7.7%
Passengers Carried (000's) .......          6,414         5,998     6.9%            12,047            11,408       5.6%
Average Trip Length (passenger
miles / passengers carried) ......            369           365     1.1%               359               352       2.0%
Load (avg. number of passengers
per regular service mile) ........           26.9          26.3     2.3%              26.1              25.3       3.2%
Load Factor (% of available seats
filled) ..........................           54.1%         54.2%   (0.1%)             52.6%             52.4%      0.4%
Yield (regular route revenue
/ passenger miles) ...............    $    0.0918   $    0.0871     5.4%       $    0.0917       $    0.0884       3.7%
Total Revenue Per Total Bus Mile..    $     2.846   $     2.659     7.0%       $     2.769       $     2.595       6.7%
Cost Per Total Bus Mile:
   Maintenance ...................    $     0.260   $     0.249     4.4%       $     0.268       $     0.262       2.3%
   Transportation ................    $     0.699   $     0.635    10.1%       $     0.712       $     0.638      11.6%


THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 RESULTS OF OPERATIONS

The Company's results of operations include the operating results of On-Time Delivery and LSX Delivery (collectively the "acquisitions"). The purchase of On-Time Delivery occurred during the first quarter of 1999 and the acquisition involving LSX Delivery occurred during the second quarter of 1999. The results for the acquisitions are included as of their respective purchase dates.

Operating Revenues. Total operating revenues increased $29.9 million, up 13.1%, and $49.7 million, up 11.7% for the three and six months ended June 30, 2000, compared to the same periods in 1999.

Passenger services revenues increased $26.1 million, up 13.7%, and $41.9 million, up 11.8%, for the three and six months ended June 30, 2000, compared to the same period in 1999. The increases in regular route revenues reflect the impact of a 6.9% and 5.6% increase in the number of passengers carried for the three and six months ended June 30, 2000, combined with 5.4% and 3.7% increases in yield and 1.1% and 2.0% increases in average trip length.

Package express revenues increased $0.1 million, up 0.6%, and $1.3 million, up 6.5%, for the three and six months ended June 30, 2000, compared to the same periods in 1999 (including $0.4 million and $1.7 million related to the acquisitions). Excluding the acquisitions, the Company experienced a slight decrease due to reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) offset somewhat by gains in same day and priority product deliveries.

Food services revenues increased $1.1 million, up 10.8%, and $2.8 million, up 15.7%, for the three and six months ended June 30, 2000, compared to the same periods in 1999. Food services revenues increased over the prior year due primarily to the increase in passenger traffic and the addition of eight in-terminal restaurants that were previously concessionaire-operated Burger King locations.

Other operating revenues, consisting primarily of revenue from charter and in-terminal sales and services, increased $2.6 million, up 15.2%, and $3.7 million, up 11.7%, for the three and six months ended June 30, 2000, compared to the same periods in 1999. The increases are attributable to higher tenant income, subsidy income and long distance commissions somewhat offset by a reduction in interest income.

Operating Expenses. Total operating expenses increased $21.9 million, up 9.9%, and $38.7 million, up 9.0%, for the three and six months ended June 30, 2000, compared to the same periods in 1999. The increase is attributable to 5.7% and 4.7% increases in bus miles operated for the three and six months ended June 30, 2000, increased fuel cost, higher driver wages, increased terminal salaries, increased ticket and express commissions due to higher sales and $0.4 million and $1.6 million for the three and six months ended June 30, 2000 related to the operations of the acquisitions.

Maintenance costs increased $2.2 million, up 10.4%, and $3.0 million, up 7.1%, for the three and six months ended June 30, 2000, compared to the same periods in 1999, due to increased bus miles and higher labor costs.

Transportation expenses which consist primarily of fuel costs and driver salaries, increased $8.8 million, up 16.1%, and $17.5 million, up 16.7%, for the three and six months ended June 30, 2000, compared to the same periods in 1999, due primarily to increased bus miles, fuel costs, and higher driver wages. Transportation expenses increased on a per-mile basis by 10.1% and 11.6%, for the three and six months ended June 30, 2000, due largely to higher fuel prices in 2000 compared to the prior year, and to the impact of the driver wage increases. For the three and six months ended June 30, 2000, the average cost per gallon of fuel increased to $0.842 and $0.861 per gallon, compared to $0.576 and $0.531 per gallon during the same periods in 1999, resulting in increased fuel cost of $4.1 million and $9.5 million.

Agents' commissions and station costs increased $3.6 million, up 8.3%, and $6.2 million, up 7.4%, for the three and six months ended June 30, 2000, compared to the same periods in 1999. The increase is primarily due to commissions from increased ticket sales, terminal salaries associated with staffing for the increase in passengers, terminal salary raises and the inclusion of the acquisitions.

Marketing, advertising and traffic expenses increased $1.0 million, up 14.2%, and $1.5 million, up 10.7%, for the three and six months ended June 30, 2000, compared to the same periods in 1999, due to an increase in spending to support the increase in revenues.

Insurance and safety costs increased $1.3 million, up 10.2%, and $1.1 million, up 4.6%, for the three and six months ended June 30, 2000, compared to the same periods in 1999. The increase is principally due to the increase in revenues and bus miles operated.

General and administrative expenses decreased $1.1 million, down 3.6%, and $0.4 million, down 0.7%, for the three and six months ended June 30, 2000, compared to the same periods in 1999 due a reduction in expenses associated with remediation of the Company's computer systems related to the Year 2000 preparation mostly offset by higher costs related to the increase in revenues and higher health insurance costs in the year 2000. For the three and six months ended June 30, 1999, Year 2000 expenses totaled $1.4 million and $2.7 million, respectively.

Depreciation and amortization increased slightly during the three months ended June 30, 2000 and increased by $0.8 million, or 3.8%, for the six months ended June 30, 2000, compared to the same periods in 1999. The increases are primarily due to higher capital expenditures in prior periods, and goodwill amortization attributable to the acquisitions.

Operating taxes and licenses expense increased $1.2 million, up 8.5%, and $1.8 million, up 6.1%, for the three and six months ended June 30, 2000, compared to the same periods in 1999 due to increased payroll taxes resulting from increased salaries and head-counts related to higher business volume (including increased miles operated) and increased fuel taxes resulting from increased miles.

Operating rents increased $3.1 million, up 17.2%, and $5.0 million, up 13.5%, for the three and six months ended June 30, 2000, compared to the same periods in 1999 due to the increase in revenues and an increase in the number of buses financed under operating leases.

Food services cost of goods sold increased $0.7 million, up 10.4%, and $1.6 million, up 13.5%, for the three and six months ended June 30, 2000, compared to the same periods in 1999, primarily due to the increases in food services revenues.

Other operating expenses increased $1.0 million, up 144.7%, and $0.7 million, up 40.6%, for the three and six months ended June 30, 2000, compared to the same periods in 1999 primarily due to losses on disposal of property, plant and equipment experienced during the second quarter of 2000.

Interest expense increased $0.5 million, up 9.2%, for the three months ended June 30, 2000 and decreased $0.6 million, down 5.4%, for the six months ended June 30, 2000, compared to the same periods in 1999. For the three month period, the increase is attributable to interest on the installment conversion payments to certain preferred stockholders. For the six-month period, the decreased expense is due to a reduction in the average debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flow from operations and, previously, funds provided by the Company's parent, Laidlaw Inc. ("Laidlaw"). In its Quarterly Report on Form 10-Q for the period ended May 31, 2000 (the "Laidlaw Form 10-Q"), Laidlaw reported that it had declared an interest payment moratorium on all advances under its syndicated banking facility (the "Laidlaw Facility") and on certain of its debentures totaling $1.954 billion (the "Laidlaw Debentures"). As a consequence of the Laidlaw Facility covenant violations and interest payment moratorium, the Laidlaw Facility and the Laidlaw Debentures have become due on demand. Laidlaw is endeavoring to renegotiate and restructure the Laidlaw Facility and Laidlaw Debentures. In the Laidlaw Form 10-Q, Laidlaw further reported that should repayment be demanded for the Laidlaw Facility and/or the Laidlaw Debentures, Laidlaw may not be able to satisfy these obligations, nor other obligations which become due in the normal course of operations and may not be able to continue to operate as a going concern. Additionally, Laidlaw has advised the Company that cash funding, after August 1, 2000, would be limited to the cash flow generated by the Company from its operations and that additional funds from Laidlaw would not be available. Laidlaw further requested and authorized the Company to seek additional funding from outside financing sources for its seasonal cash requirements and capital expenditure programs. The Company is in the early stages of seeking this financing and there can be no assurances that alternate sources of financing, in amounts necessary to meet Company's needs, will be available, and if available, that the cost of such financing will not materially exceed the cost currently experienced by the Company. Should alternate sources not be available or not be sufficient to meet the Company's needs, the Company may be required to curtail or defer non-essential or essential capital and operating expenditures and may not be able to satisfy its obligations as they become due in the normal course of operations and may not be able to continue to operate as a going concern. As a result, the Company may not be able to realize its assets and settle its liabilities in the normal course of operations.

The Company's primary uses of cash are for operating activities, capital expenditures and debt service. As of June 30, 2000, the Company had $176.1 million of long-term indebtedness (including a current portion of $6.1 million, excluding $29.3 in payments due to former holders of the Company's Redeemable Preferred Stock, discussed below), principally, its 11-1/2% Senior Notes due 2007 in the amount of $150 million. Interest on the Senior Notes is payable in semi-annual installments of $8.6 million, each April and October. The Company has ordered ninety (90) new motor coaches from Motor Coach Industries International, of which 33 were delivered as of the date of this report, with the remaining buses to be delivered this fall. Payment for the buses, totaling $27.5 million, is payable to Motor Coach in December 2000. As indicated above, the Company will be seeking interim and permanent lease or purchase money financing for these buses.

Net cash provided by operating activities for the six months ended June 30, 2000 was $18.2 million, an increase of $9.5 million from the $8.7 million generated during the same period of 1999. The increase is due primarily to the improvement in operating income. Net cash used for investing activities for the first half of 2000 was $12.7 million compared to $85.1 million for the first half of 1999. The decrease is due to $44.0 million in sale-leaseback proceeds received in the first half of 2000, compared to no sale-leaseback proceeds during the same period of 1999, reduced capital expenditures and no acquisition spending during the first half of 2000 compared to the same period of 1999. Net cash used for financing activities in the first half of 2000 was $5.5 million versus $77.8 million cash provided by financing activities during the same period in 1999. The $83.4 million reduction in cash provided from financing activities is primarily due to the improved operating income in 2000, as well as reduced capital expenditures and increased sale-leaseback proceeds during 2000.

At March 31, 2000, the Company had 1,344,850 shares of Redeemable Preferred Stock outstanding, which shares were convertible into $44.8 million in cash in the aggregate. Following the presentation of a significant number of these shares for conversion, the Company and Laidlaw entered into agreements or otherwise made payment arrangements with converting holders representing $37.6 million of aggregate value whereby such parties would receive their conversion proceeds in installment payments through August 31, 2000. During the three-month period ending June 30, 2000, the Company made $8.3 million in conversion payments to the converting holders and, subsequent to June 30 through August 11, 2000 the Company has made an additional $19.7 million in conversion payments. As of August 11, 2000, $9.6 million remained payable under these agreements. As of June 30, 2000, excluding the shares for which conversion payments were being made, the Company had 217,550 shares of Redeemable Preferred Stock outstanding, which shares are convertible into $7.3 million in cash in the aggregate.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On May 9, 2000, a lawsuit was filed by two holders of Redeemable Preferred Stock alleging: (i) that the Company, in violation of federal securities laws, materially misrepresented facts, and omitted reference to material facts, with respect to the conversion rights of holders of the Redeemable Preferred Stock and (ii) that the Company was in breach of the rights of holders of Redeemable Preferred Stock as contained in the Company's Restated Certificate of Incorporation. The suit sought recovery from the Company of the conversion payments relating to the Redeemable Preferred Stock held by the plaintiffs, totaling $17.4 million, costs, attorneys' fees and interest. Laidlaw was also named as a defendant in the suit. Plaintiffs alleged that Laidlaw tortiously interfered with the Company's obligations to the plaintiffs and sought injunctive relief, actual and punitive damages, costs, attorneys' fees and interest. The suit, Reliant Trading and Deutsche Bank AG, London Branch v. Greyhound Lines, Inc. and Laidlaw Inc., is pending in the United States District Court for the Eastern District of Wisconsin, Civil Action 00-C-0656. On May 31, 2000, another holder of Redeemable Preferred Stock, Silverado Arbitrage Trading Ltd., filed a motion with the Court seeking to intervene in the lawsuit. Silverado sought recovery of conversion payments totaling $4.9 million, costs, attorneys' fees and interest from the Company and sought injunctive relief, actual and punitive damages, costs, attorneys' fees and interest as to Laidlaw.

On June 8 and 15, 2000, the Company and Laidlaw reached separate confidential settlements with the plaintiffs and Silverado whereby they will receive payments from the Company of the conversion amounts for their Redeemable Preferred Stock, together with interest accruing from May 1, 2000, in weekly installments through August 31, 2000. Pending fulfillment of the Company's obligations under the settlements, the foregoing litigation has been stayed. As of the date of this report, the Company has made all required payments called for under the settlement agreements.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


27    -  Financial Data Schedule as of and for the six months ended June 30,
         2000. (1)



--------------------------------------------------------------------------------
(1) Filed only in EDGAR format with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(b)  REPORTS ON FORM 8-K

     On June 19, 2000 the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting Other Events. No financial statements were included.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2000
                                 GREYHOUND LINES, INC.

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


                                 ATLANTIC GREYHOUND LINES OF
                                 VIRGINIA, INC.

                                 By:  /s/ Jeffrey W. Sanders
                                    -------------------------------------
                                       Jeffrey W. Sanders
                                       Senior Vice President and
                                       Chief Financial Officer


                                 GLI HOLDING COMPANY

                                 By:  /s/ Jeffrey W. Sanders
                                    -------------------------------------
                                       Jeffrey W. Sanders
                                       Senior Vice President and
                                       Chief Financial Officer


                                 GREYHOUND de MEXICO, S.A. de C.V.

                                 By:  /s/ Cheryl W. Farmer
                                    -------------------------------------
                                       Cheryl W. Farmer
                                       Examiner


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