Form 10-Q
period 2000-09-30
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC
filed 2000-11-13
CIK 813040, 813041, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


     As of November 11, 2000, the registrant had 58,743,069 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.



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
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of September 30, 2000, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements:
                    Interim Consolidated Statements of Financial Position as of
                       September 30, 2000 (Unaudited) and December 31, 1999........................       5
                    Interim Consolidated Statements of Operations for the Three and
                       Nine months Ended September 30, 2000 and 1999 (Unaudited)...................       6
                    Condensed Interim Consolidated Statements of Cash Flows for the
                       Nine months Ended September 30, 2000 and 1999 (Unaudited)...................       7
                    Notes to Interim Consolidated Financial Statements (Unaudited).................       8

  Item 2.         Management's Narrative Analysis of Results of Operations.........................      10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................      14

Item 6.  Exhibits and Reports on Form 8-K..........................................................      14


SIGNATURES.........................................................................................      15

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                         SEPTEMBER 30,     DECEMBER 31,
                                                                                             2000              1999
                                                                                        --------------    --------------
                                                                                          (UNAUDITED)
Current Assets
    Cash and cash equivalents .......................................................   $       11,052    $        8,295
    Accounts receivable, less allowance for doubtful accounts of $398 and $402 ......           51,644            46,830
    Inventories, less allowance for shrinkage of $260 and $226 ......................            8,325             7,494
    Prepaid expenses ................................................................            4,606             5,694
    Assets held for sale ............................................................            4,490             4,545
    Current portion of deferred tax assets ..........................................           12,966            12,864
    Other current assets ............................................................            2,624             1,851
                                                                                        --------------    --------------
         Total Current Assets .......................................................           95,707            87,573
Prepaid pension plans ...............................................................           31,908            29,983
Property, plant and equipment, net of accumulated depreciation of $191,892
     and $173,273 ...................................................................          416,312           397,077
Investments in unconsolidated affiliates ............................................           15,763            16,028
Deferred income taxes ...............................................................           17,078            14,711
Insurance and security deposits .....................................................           25,198            22,220
Goodwill, net of accumulated amortization of $4,897 and $3,523 ......................           44,009            45,384
Intangible assets, net of accumulated amortization of $35,970 and $31,82 ............           27,015            25,821
                                                                                        --------------    --------------
         Total Assets ...............................................................   $      672,990    $      638,797
                                                                                        ==============    ==============

Current Liabilities
    Accounts payable ................................................................   $       22,757    $       23,824
    Due to Laidlaw ..................................................................           74,379            42,560
    Accrued liabilities .............................................................           97,006            57,238
    Rents payable ...................................................................           24,449            19,129
    Unredeemed tickets ..............................................................            9,414            11,956
    Current portion of environmental reserves .......................................            1,896             1,473
    Current maturities of long-term debt ............................................            4,051             5,671
                                                                                        --------------    --------------
         Total Current Liabilities ..................................................          233,952           161,851
Environmental reserves ..............................................................            5,621             5,840
Long-term debt, net .................................................................          170,877           174,581
Minority interests ..................................................................            4,163             4,233
Other liabilities ...................................................................           21,584            22,432
                                                                                        --------------    --------------
         Total Liabilities ..........................................................          436,197           368,937
                                                                                        --------------    --------------

Redeemable preferred stock (2,400,000 shares authorized; 208,550 and
  1,678,150 shares issued as of September 30, 2000 and December 31, 1999) ...........            5,214            41,954

Stockholders' Equity
    Common stock (100,000,000 shares authorized; par value $.01; 58,743,069
          shares issued as of September 30, 2000 and December 31, 1999) .............              587               587
    Capital in excess of par value ..................................................          315,617           322,026
    Retained deficit ................................................................          (82,100)          (92,182)
    Accumulated other comprehensive loss, net of tax benefit of $1,360 ..............           (2,525)           (2,525)
                                                                                        --------------    --------------
         Total Stockholders' Equity .................................................          231,579           227,906
                                                                                        --------------    --------------
       Total Liabilities and Stockholders' Equity ...................................   $      672,990    $      638,797
                                                                                        ==============    ==============



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                            2000           1999           2000            1999
                                                        ------------   ------------   ------------    ------------
                                                                (Unaudited)                    (Unaudited)
OPERATING REVENUES
      Transportation service
          Passenger services ........................   $    251,852   $    231,016   $    648,203    $    585,506
          Package express ...........................         10,729         10,803         31,961          30,741
      Food services .................................         12,169         11,579         32,599          29,241
      Other operating revenues ......................         16,525         15,401         50,382          47,563
                                                        ------------   ------------   ------------    ------------
          Total Operating Revenues ..................        291,275        268,799        763,145         693,051
                                                        ------------   ------------   ------------    ------------

OPERATING EXPENSES
      Maintenance ...................................         25,442         22,738         71,394          65,643
      Transportation ................................         68,499         60,112        190,323         164,465
      Agents' commissions and station costs .........         50,815         48,464        138,729         132,250
      Marketing, advertising and traffic ............          8,055          9,316         23,809          23,553
      Insurance and safety ..........................         14,124         16,285         39,627          40,657
      General and administrative ....................         35,188         31,248         93,375          89,860
      Depreciation and amortization .................         12,137         11,073         33,654          31,812
      Operating taxes and licenses ..................         15,473         15,355         45,927          44,052
      Operating rents ...............................         21,405         20,164         63,275          57,057
      Cost of goods sold - food services ............          8,015          7,529         21,364          19,296
      Other operating expenses ......................          2,863            501          5,119           2,106
                                                        ------------   ------------   ------------    ------------
          Total Operating Expenses ..................        262,016        242,785        726,596         670,751
                                                        ------------   ------------   ------------    ------------

Operating Income ....................................         29,259         26,014         36,549          22,300
Settlement of Stock Options .........................             --             --             --          21,294
Interest Expense ....................................          5,590          5,304         16,612          16,961
                                                        ------------   ------------   ------------    ------------
Income (Loss) Before Income Taxes ...................         23,669         20,710         19,937         (15,955)
Income Tax Provision (Benefit) ......................         10,243         10,789          8,750          (5,683)
Minority Interests ..................................              7            460           (156)            783
                                                        ------------   ------------   ------------    ------------
Net Income (Loss) Before Extraordinary Item .........         13,419          9,461         11,343         (11,055)
Extraordinary Item, net of tax benefit of $1,310 ....             --             --             --           1,607
                                                        ------------   ------------   ------------    ------------
Net Income (Loss) ...................................   $     13,419   $      9,461   $     11,343    $    (12,662)
                                                        ============   ============   ============    ============



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        2000            1999
                                                                    ------------    ------------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .............................................   $     11,343    $    (12,662)
  Extraordinary item ............................................             --           1,607
  Non-cash expenses and gains included in net income (loss) .....         37,608          28,313
  Net change in certain operating assets and liabilities ........         47,162          33,218
                                                                    ------------    ------------
    Net cash provided by operating activities ...................         96,113          50,476
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ..........................................        (61,498)        (87,511)
  Proceeds from assets sold .....................................         20,200             942
  Payments for business acquisitions, net of cash acquired ......             --          (7,491)
  Other investing activities ....................................         (1,662)           (958)
                                                                    ------------    ------------
    Net cash  used for investing activities .....................        (42,960)        (95,018)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt and capital lease obligations ................         (4,934)        (10,797)
  Redemption of preferred stock .................................        (48,982)        (22,260)
  Proceeds from issuance of common stock to Laidlaw .............        243,158         265,805
  Purchase of common stock from Laidlaw .........................       (237,325)       (140,204)
  Redemption of 8 1/2% debentures ...............................           (205)         (3,740)
  Payment of quarterly preferred dividends ......................         (2,108)         (3,435)
  Net change in revolving credit facility .......................             --         (37,785)
                                                                    ------------    ------------
    Net cash provided by (used for) financing activities ........        (50,396)         47,584
                                                                    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................          2,757           3,042
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................          8,295           4,736
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................   $     11,052    $      7,778
                                                                    ============    ============



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries ("Greyhound" or the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000, the results of its operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999 and have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of operations. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended September 30, 2000 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 1999. Certain reclassifications have been made to the prior period statements to conform them to the current year presentation. For the three and nine months ended September 30, 2000 and 1999, the Company's comprehensive income (loss) approximated its' net income (loss).

2. COMMITMENTS AND CONTINGENCIES

The Company's principal sources of liquidity are cash flow from operations and, previously, funds provided by the Company's parent, Laidlaw Inc. ("Laidlaw"). During the third quarter, Laidlaw advised the Company that cash funding, after August 1, 2000, would be limited to the cash flow generated by the Company from its operations and that additional funds from Laidlaw would not be available. Laidlaw further requested and authorized the Company to seek additional funding from outside financing sources for its seasonal cash requirements and capital expenditure programs. On October 24, 2000, the Company completed and closed on a two-year, $125 million revolving credit facility ("Revolving Credit Facility") with Foothill Capital Corporation ("Foothill") to fund its working capital and near-term capital expenditure needs.

Upon completion of this transaction, Greyhound paid $43 million of intercompany amounts due to Laidlaw, with all remaining intercompany amounts then due converting to an intercompany loan subordinate to the Revolving Credit Facility. The intercompany loan matures 91 days after the maturity of the Foothill agreement. Interest on the loan accrues at the Applicable Federal Rate and is payable at maturity.

Letters of credit or borrowings are available under the Revolving Credit Facility subject to a maximum of $125 million based upon 85% of the appraised wholesale value of certain bus collateral and 50% of the fair market value (based on appraisals to be obtained) of certain real property collateral. The Company currently has availability under the Revolving Credit Facility of $87.5 million and, after obtaining current appraisals on the real property collateral and pledging additional buses, anticipates having full availability by December 31, 2000.

Borrowings under the Revolving Credit Facility will initially bear interest at a rate equal to Wells Fargo Bank's prime rate plus 0.50% per annum or LIBOR plus 2.0% as selected by the Company. After December 31, 2000, the interest rates will be subject to quarterly adjustment based upon the Company's ratio of debt to EBITDA for the four previous quarters. Initially, letter of credit fees will be 2.00% per annum based upon the maximum amount available to be drawn under each letter of credit. After December 31, 2000, letter of credit fees will be based on the then applicable LIBOR margin.

The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company and the stock and assets of certain of its subsidiaries. The Revolving Credit Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to EBITDA ratio; minimum EBITDA to interest ratio; minimum shareholder's equity; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interests, payment of dividends and transactions with affiliates, including Laidlaw.

The Company's primary uses of cash are for operating activities, capital expenditures and debt service. As of September 30, 2000, the Company had $174.9 million of long-term indebtedness (including a current portion of $4.1 million), principally, its 11-1/2% Senior Notes due 2007 in the amount of $150 million. Interest on the Senior Notes is payable in semi-annual installments of $8.6 million, each April and October. The Company has received ninety (90) new motor coaches from Motor Coach Industries International. Payment for the buses, totaling $27.5 million, is payable to Motor Coach in December 2000. The Company is seeking permanent lease or purchase money financing for these buses or will finance the buses using the Revolving Credit Facility.

At September 30, 2000, the Company had 208,550 shares of Redeemable Preferred Stock outstanding. Each share of Redeemable Preferred Stock is convertible, at the option of the holder, into $33.33 in cash. As of the date of this report, the Company has made all required conversion payments called for shares tendered for conversion. On November 1, 2000, the Company paid a quarterly dividend to holders of the Redeemable Preferred Stock.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the three and nine months ended September 30, 2000 and 1999:


                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------
OPERATING REVENUES
  Transportation service
    Passenger services ...........................           86.5%           86.0%           84.9%           84.5%
    Package express ..............................            3.7             4.0             4.2             4.4
  Food services ..................................            4.1             4.3             4.3             4.2
  Other operating revenues .......................            5.7             5.7             6.6             6.9
                                                     ------------    ------------    ------------    ------------
    Total Operating Revenues .....................          100.0           100.0           100.0           100.0
                                                     ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Maintenance ....................................            8.7             8.5             9.4             9.5
  Transportation .................................           23.5            22.4            24.9            23.7
  Agents' commissions and station costs ..........           17.4            18.0            18.2            19.1
  Marketing, advertising and traffic .............            2.8             3.5             3.1             3.4
  Insurance and safety ...........................            4.8             6.0             5.2             5.9
  General and administrative .....................           12.1            11.6            12.2            13.0
  Depreciation and amortization ..................            4.2             4.1             4.4             4.6
  Operating taxes and licenses ...................            5.3             5.7             6.0             6.3
  Operating rents ................................            7.4             7.5             8.3             8.2
  Cost of goods sold - food services .............            2.8             2.8             2.8             2.8
  Other operating expenses .......................            1.0             0.2             0.7             0.3
                                                     ------------    ------------    ------------    ------------
    Total Operating Expenses .....................           90.0            90.3            95.2            96.8
                                                     ------------    ------------    ------------    ------------

Operating Income .................................           10.0             9.7             4.8             3.2
Settlement of Stock Options ......................             --              --              --             3.1
Interest Expense .................................            1.9             2.0             2.2             2.4
                                                     ------------    ------------    ------------    ------------
Income (Loss) Before Income Taxes ................            8.1             7.7             2.6            (2.3)
Income Tax Provision (Benefit) ...................            3.5             4.0             1.1            (0.8)
Minority Interests ...............................             --             0.2              --             0.1
                                                     ------------    ------------    ------------    ------------
Net Income (Loss) Before Extraordinary Item ......            4.6             3.5             1.5            (1.6)
Extraordinary Item ...............................             --              --              --             0.2
                                                     ------------    ------------    ------------    ------------
Net Income (Loss) ................................            4.6             3.5             1.5            (1.8)
                                                     ============    ============    ============    ============

The following table sets forth certain operating data for the Company for the three and nine months ended September 30, 2000 and 1999. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                              THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                              2000          1999        % CHANGE         2000          1999        % CHANGE
                                           ----------    ----------    ----------     ----------    ----------    ----------
Regular Service Miles (000's) ..........       98,091        96,750           1.4%       263,935       255,305           3.4%
Total Bus Miles (000's) ................       99,262        97,862           1.4%       270,410       261,323           3.5%
Passenger Miles (000's) ................    2,714,214     2,641,272           2.8%     7,040,729     6,642,330           6.0%
Passengers Carried (000's) .............        7,149         7,140           0.1%        19,196        18,591           3.3%
Average Trip Length (passenger miles
/ passengers carried) ..................          380           370           2.7%           367           357           2.8%
Load (avg. number of passengers per
regular service mile) ..................         27.7          27.3           1.5%          26.7          26.0           2.7%
Load Factor (% of available seats
filled) ................................         55.9%         56.2%         (0.5%)         53.9%         53.7%          0.4%
Yield (regular route revenue /
passenger miles) .......................   $   0.0928    $   0.0875           6.1%    $   0.0921    $   0.0881           4.5%
Average Ticket Price ...................   $    35.23    $    32.36           8.9%    $    33.77    $    31.49           7.2%
Total Revenue Per Total Bus Mile .......   $    2.934    $    2.747           6.8%    $    2.822    $    2.652           6.4%
Cost Per Total Bus Mile:
  Maintenance ..........................   $    0.256    $    0.232          10.3%    $    0.264    $    0.251           5.2%
  Transportation .......................   $    0.690    $    0.614          12.4%    $    0.704    $    0.629          11.9%


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 RESULTS OF OPERATIONS

The Company's results of operations include the operating results of On-Time Delivery and LSX Delivery (collectively the "acquisitions"). The purchase of On-Time Delivery occurred during the first quarter of 1999 and the acquisition involving LSX Delivery occurred during the second quarter of 1999. The results for the acquisitions are included as of their respective purchase dates.

Operating Revenues. Total operating revenues increased $22.5 million, up 8.4%, and $70.1 million, up 10.1% for the three and nine months ended September 30, 2000, compared to the same periods in 1999.

Passenger services revenues increased $20.8 million, up 9.0%, and $62.7 million, up 10.7%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999. The increases in regular route revenues reflect the impact of a 6.1% and 4.5% improvement in yield for the three and nine months ended September 30, 2000, combined with 2.7% and 2.8% increases in average trip length and 0.1% and 3.3% increases in passengers carried.

Package express revenues decreased $0.1 million, down 0.7%, and increased $1.2 million, up 4.0%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999 (including increases of $0.1 million and $1.8 million related to the acquisitions). Excluding the acquisitions, the Company experienced a decrease due to reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) offset somewhat by gains in same day and priority product deliveries.

Food services revenues increased $0.6 million, up 5.1%, and $3.4 million, up 11.5%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999. Food services revenues increased over the prior year due primarily to the addition of eight in-terminal restaurants that were previously concessionaire-operated Burger King locations and the increase in passenger traffic.

Other operating revenues, consisting primarily of revenue from charter and in-terminal sales and services, increased $1.1 million, up 7.3%, and $2.8 million, up 5.9%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999. The increases are attributable to higher tenant income and long distance commissions.

Operating Expenses. Total operating expenses increased $19.2 million, up 7.9%, and $55.8 million, up 8.3%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999. The increase is attributable to 1.4% and 3.5% increases in bus miles operated for the three and nine months ended September 30, 2000, increased fuel prices, higher driver wages, higher maintenance costs, increased benefits costs, increased ticket and express commissions resulting from higher sales and, for the nine months ended September 30, 2000, $1.5 million related to the operations of the acquisitions.

Maintenance costs increased $2.7 million, up 11.9%, and $5.8 million, up 8.8%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999, due to increased bus miles, higher labor and materials costs and fewer buses remaining under warranty.

Transportation expenses which consist primarily of fuel costs and driver salaries, increased $8.4 million, up 14.0%, and $25.9 million, up 15.7%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999, due primarily to increased bus miles, fuel costs, and higher driver wages. Transportation expenses increased on a per-mile basis by 12.4% and 11.9%, for the three and nine months ended September 30, 2000, due largely to higher fuel prices in 2000 compared to the prior year, and to the impact of the driver wage increases. For the three and nine months ended September 30, 2000, the average cost per gallon of fuel increased to $0.945 and $0.900 per gallon, compared to $0.648 and $0.590 per gallon during the same periods in 1999, resulting in increased fuel cost of $4.8 million and $13.8 million.

Agents' commissions and station costs increased $2.4 million, up 4.9%, and $6.5 million, up 4.9%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999. The increase is primarily due to commissions from increased ticket sales, terminal salaries associated with staffing for the increase in passengers, terminal salary raises and the inclusion of the acquisitions.

Marketing, advertising and traffic expenses decreased $1.3 million, down 13.5%, and increased $0.3 million, up 1.1%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999, due to the timing of advertising expenditures.

Insurance and safety costs decreased $2.2 million, down 13.3%, and $1.0 million, down 2.5%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999 principally due to insurance rebates received as a result of lower accident frequency.

General and administrative expenses increased $3.9 million, up 12.6%, and $3.5 million, up 3.9%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999 due to higher benefits costs ($3.2 million and $4.1 million related to the Company's management incentive plan and $1.6 million and $4.3 million related to the Company's health and welfare plan for the three and nine months ended September 30, 2000, compared to the same periods in 1999) partially offset by a reduction in expenses associated with remediation of the Company's computer systems related to the Year 2000. For the three and nine months ended September 30, 1999, Year 2000 expenses totaled $1.8 million and $4.5 million, respectively.

Depreciation and amortization increased $1.1 million, or 9.6%, and $1.8 million, or 5.8%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999. The increases are primarily due to higher capital expenditures in prior periods, and goodwill amortization attributable to the acquisitions.

Operating taxes and licenses expense increased $0.1 million, up 0.8%, and $1.9 million, up 4.3%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999 due to increased payroll taxes resulting from increased salaries and head-counts related to higher business volume (including increased miles operated) and increased fuel taxes resulting from increased miles.

Operating rents increased $1.3 million, up 6.2%, and $6.2 million, up 10.9%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999 due to the increase in revenues and an increase in the number of buses financed under operating leases.

Food services cost of goods sold increased $0.5 million, up 6.5%, and $2.1 million, up 10.7%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999, primarily due to the increases in food services revenues.

Other operating expenses increased $2.4 million, up 471.5%, and $3.0 million, up 143.1%, for the three and nine months ended September 30, 2000, compared to the same periods in 1999 due to the write-down of an investment and losses on disposal of property, plant and equipment.

Interest expense increased $0.3 million, up 5.4%, for the three months ended September 30, 2000 and decreased $0.3 million, down 2.1%, for the nine months ended September 30, 2000, compared to the same periods in 1999. For the three-month period, the increase is attributable to interest on the installment conversion payments to certain preferred stockholders. For the nine-month period, the decreased expense is due to a reduction in the average debt outstanding partially offset by interest on the installment conversion payments to certain preferred stockholders.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash flow from operations and, previously, funds provided by the Company's parent, Laidlaw Inc. ("Laidlaw"). During the third quarter, Laidlaw advised the Company that cash funding, after August 1, 2000, would be limited to the cash flow generated by the Company from its operations and that additional funds from Laidlaw would not be available. Laidlaw further requested and authorized the Company to seek additional funding from outside financing sources for its seasonal cash requirements and capital expenditure programs. On October 24, 2000, the Company completed and closed on a two-year, $125 million revolving credit facility ("Revolving Credit Facility") with Foothill Capital Corporation ("Foothill") to fund its working capital and near-term capital expenditure needs.

The Company's primary uses of cash are for operating activities, capital expenditures and debt service. As of September 30, 2000, the Company had $174.9 million of long-term indebtedness (including a current portion of $4.1 million), principally, its 11-1/2% Senior Notes due 2007 in the amount of $150 million. Interest on the Senior Notes is payable in semi-annual installments of $8.6 million, each April and October. The Company has received ninety (90) new motor coaches from Motor Coach Industries International. Payment for the buses, totaling $27.5 million, is payable to Motor Coach in December 2000. The Company is seeking permanent lease or purchase money financing for these buses or will finance the buses using the Revolving Credit Facility.

Net cash provided by operating activities for the nine months ended September 30, 2000 was $96.1 million, an increase of $45.6 million from the $50.5 million generated during the same period of 1999. The increase is due primarily to the improvement in net income and an increase in accrued expenses related to terms provided by the Company's vendor for new bus purchases. Net cash used for investing activities for the first nine months of 2000 was $43.0 million compared to $95.0 million for the first nine months of 1999. The decrease is principally due to $44.0 million in sale-leaseback proceeds received in the first nine months of 2000, compared to no sale-leaseback proceeds during the same period of 1999, reduced capital expenditures and no acquisition spending during the first nine months of 2000 compared to the same period of 1999. Net cash used for financing activities in the first nine months of 2000 was $50.4 million versus $47.6 million cash provided by financing activities during the same period in 1999. The $98.0 million reduction in cash provided from financing activities is primarily due to repurchase of common stock from Laidlaw, the improved operating income in 2000, as well as reduced capital expenditures and increased sale-leaseback proceeds during 2000.

GOVERNMENT REGULATION

On August 17, 2000, in response to cautionary statements contained in the Company's Form 10-Q for the period ending June 30, 2000, concerning the loss of funding from Laidlaw, the U.S. Surface Transportation Board ("STB") issued a decision requesting comments concerning the liquidity situation of the Company and its potential impact on operations. The Company and Laidlaw have responded to the STB inquiry and have advised the STB that the Company has completed the Revolving Credit Facility. Additionally, the U.S. Department of Transportation, which oversees the Company's authority to self-insure a portion of its automobile insurance, is monitoring the Company's financial situation and its capability to fund self-insured claims. Loss of self-insurance authority or modification of its terms may adversely affect the Company's results of operations, liquidity, or financial condition.

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

On June 8 and 15, 2000, the Company and Laidlaw reached separate confidential settlements with the plaintiffs and Silverado whereby they would receive payments from the Company of the conversion amounts for their Redeemable Preferred Stock, together with interest accruing from May 1, 2000, in weekly installments through August 31, 2000. The Company has fulfilled all of its obligations under the settlements. Accordingly, the foregoing litigation is expected to be dismissed in the near future.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

10.44     -  Loan and Security Agreement among Greyhound Lines, Inc., as
             Borrower, the Financial Institutions named as Lenders, and Foothill Capital Corporation as Agent dated October 24, 2000.(1)

27        -  Financial Data Schedule as of and for the nine months ended
             September 30, 2000.(2)

----------

(1) Incorporated by reference from the Registrant's Report on Form 8-K regarding the financing agreement dated October 27, 2000.

(2) Filed only in EDGAR format with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(b)  REPORTS ON FORM 8-K

    On September 22, 2000 the Company filed a current report on Form 8-K with the Securities and Exchange Commission to report that Laidlaw Inc., the parent of Greyhound Lines, Inc., anticipates securing financing facilities sufficient to satisfy its projected working capital needs.

    On October 27, 2000 the Company filed a current report on Form 8-K with the Securities and Exchange Commission to report that Greyhound Lines, Inc. had entered into a two year $125 million revolving credit facility with Foothill Capital Corporation which management believes will be sufficient to satisfy it's working capital and near-term capital needs.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 2000

                                       GREYHOUND LINES, INC.

                                       By: /s/ Jeffrey W. Sanders
                                          --------------------------------------
                                          Jeffrey W. Sanders
                                          Senior Vice President and Chief
                                          Financial Officer


                                       ATLANTIC GREYHOUND LINES OF
                                       VIRGINIA, INC.

                                       By: /s/ Jeffrey W. Sanders
                                          --------------------------------------
                                          Jeffrey W. Sanders
                                          Senior Vice President and Chief
                                          Financial Officer


                                       GLI HOLDING COMPANY

                                       By: /s/ Jeffrey W. Sanders
                                          --------------------------------------
                                          Jeffrey W. Sanders
                                          Senior Vice President and Chief
                                          Financial Officer


                                       GREYHOUND de MEXICO, S.A. de C.V.

                                       By: /s/ Cheryl W. Farmer
                                          --------------------------------------
                                          Cheryl W. Farmer
                                          Examiner


                                       SISTEMA INTERNACIONAL de
                                       TRANSPORTE de AUTOBUSES, INC.

                                       By: /s/ Jeffrey W. Sanders
                                          --------------------------------------
                                          Jeffrey W. Sanders
                                          Senior Vice President and Chief
                                          Financial Officer


                                       TEXAS, NEW MEXICO & OKLAHOMA
                                       COACHES, INC.

                                       By: /s/ Jeffrey W. Sanders
                                          --------------------------------------
                                          Jeffrey W. Sanders
                                          Senior Vice President and Chief
                                          Financial Officer


                                       T.N.M. & O. TOURS, INC.

                                       By: /s/ Jeffrey W. Sanders
                                          --------------------------------------
                                          Jeffrey W. Sanders
                                          Senior Vice President and Chief
                                          Financial Officer


                                       VERMONT TRANSIT CO., INC.

                                       By: /s/ Jeffrey W. Sanders
                                          --------------------------------------
                                          Jeffrey W. Sanders
                                          Senior Vice President and Chief
                                          Financial Officer

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER              DESCRIPTION
       -------             -----------
         27                FINANCIAL DATA SCHEDULE