Form 10-K405
period 2000-12-31
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC
filed 2001-04-02
CIK 813040, 813041, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 (972) 789-7000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

   TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                -----------------------------------------
8 1/2% CONVERTIBLE SUBORDINATED               AMERICAN STOCK EXCHANGE
DEBENTURES, DUE MARCH 31, 2007

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

    As of March 1, 2001, the registrant had 58,743,069 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.

(1) THIS FORM 10-K IS ALSO BEING FILED BY THE CO-REGISTRANTS SPECIFIED UNDER THE CAPTION "CO-REGISTRANTS", EACH OF WHICH IS A WHOLLY-OWNED SUBSIDIARY OF GREYHOUND LINES, INC. AND EACH OF WHICH HAS MET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K FOR FILING FORM 10-K IN A REDUCED DISCLOSURE FORMAT.

(2) THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of December 31, 2000, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-K


                                                                                                         PAGE NO.
                                                                                                         --------
                                                           PART I

         Item 1.     Business...........................................................................     4
         Item 2.     Properties.........................................................................     9
         Item 3.     Legal Proceedings..................................................................     9

                                                          PART II

         Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters..........    10
         Item 7.     Management's Narrative Analysis of Results of Operations...........................    11
         Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.........................    17
         Item 8.     Financial Statements and Supplementary Data........................................    18
         Item 9.     Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure.......................................................    43

                                                          PART IV

         Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K....................    43

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Greyhound Lines, Inc. and subsidiaries (the "Company") is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company serves the value-oriented customer by connecting rural and urban markets throughout the United States, offering scheduled passenger service to more than 2,600 destinations with a fleet of approximately 2,900 buses and approximately 1,800 sales locations. The Company also provides package express service, charter bus service and, in many terminals, food service. For the year ended December 31, 2000, the Company generated total operating revenues of $1.0 billion.

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

     On March 16, 1999, the Company's stockholders approved the Agreement and Plan of Merger with Laidlaw Inc. ("Laidlaw") pursuant to which the Company became a wholly owned subsidiary of Laidlaw (the "Merger").

MARKETS

     Passengers. While the Company's major passenger markets are large metropolitan areas, its business is geographically fragmented with the 50 largest sales outlets accounting for approximately 50% of 2000 ticket sales, and the 1,200 largest origin/destination city pairs producing only 45% of 2000 ticket sales. Demographic studies have shown that the Company's potential riders are concentrated in the northeastern, southern and industrial mid-western United States, as well as Texas and California. The typical passenger travels to visit friends and relatives and generally has an annual income below $35,000. In many cases, the Company's passengers report that they own automobiles considered sufficiently reliable for a trip of a similar distance, but travel by bus because they are traveling alone or because of the lower cost of bus travel. The majority of the Company's customers usually make the decision to take a trip only a short time before actually traveling and, for the most part, pay cash for their tickets on the day of departure.

     Package Express. The Company's package express service targets commercial shippers and delivery companies that require rapid delivery of small parcels, typically within 400 miles. The Company's product offerings include standard delivery, the traditional low-value, terminal-to-terminal delivery product, as well as priority and same day delivery, premium priced products typically delivered door to door. The Company satisfies the door-to-terminal portion of priority and same day deliveries principally through relationships with over 300 courier companies, which serve over 400 markets. Shipments include automotive repair parts, wholesale foods, computer parts and forms, fresh flowers, eyeglasses, medical and dental supplies, architectural and legal documents and pharmaceutical products. With its extensive network and multiple schedules, the Company is able to provide expedited service, especially to rural areas. Most shipments arrive at their destination on the same day they are shipped or by 8:00 a.m. the following morning. The Company also provides local courier services through its subsidiaries On Time Delivery in Minneapolis, MN and LSX Delivery in Chicago, IL.

     Food Service. The Company's Food Service division gives passengers the ability to enjoy quality food and purchase gifts and logo merchandise while reaching their destinations in over 60 locations. In addition to cafeteria-style restaurants, convenience store type "grab and go" facilities and gift shops, the Company also offers national brand concepts such as Star Hardee's and Kentucky Fried Chicken.

MARKETING AND ADVERTISING

     The Company's marketing and advertising philosophy is geared toward stimulating extra travel through price awareness, improving the awareness and image of Greyhound among potential customers and inducing first-time and repeat travel. The Company uses various means to advertise its passenger travel business including radio, television and print media (primarily yellow pages). Additionally, the Company offers convenient around-the-clock fare and schedule quotations via a toll-free telephone number through its telephone information centers and through the Company's internet web site. The Company's telephone centers and web site handled 38.3 million requests in 2000, an increase of 10.4% over 1999. The Company also markets its passenger and in-terminal services through advertising in the terminal facilities and on its ticket jackets.

OPERATIONS

     The Company utilizes approximately 175 company-operated bus terminals and approximately 1,625 agency-operated terminals and/or sales agencies. Maintenance garages are maintained at 24 strategic locations and are supplemented by company-operated service islands and fueling points. The Company currently has approximately 4,900 drivers based in approximately 90 different locations across the country. In the Greyhound Lines unit, drivers report to driver supervisors who are organized into 11 districts reporting to district managers of driver operations. The scheduling and dispatch of the buses and driver corps is a centralized function that coordinates with the districts in the planning and execution of daily operations. The flexing of capacity to meet demand is accomplished through the management of national dispatch operations for equipment and drivers, rental of additional buses to cover peak demand periods, planning and coordinating extra sections with the districts and analyzing and implementing pooling and through service arrangements with other carriers. Annual planning of the fleet size and driver requirements by location is also centralized. Subsidiaries of Greyhound Lines independently coordinate and manage their own driver and fleet resources.

     Information technology is an integral component of the Company's operations. The Company's information systems support, among other things, its scheduling and pricing, dispatch, operations planning, bus maintenance, telephone information center, customer service, point of sale, payroll and finance functions. As of December 31, 2000, the Company's automated fare and schedule quotation and ticketing system, called TRIPS, was in use at 357 locations.

COMPETITION

     Passengers. The transportation industry is highly competitive. The Company's primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines, and in certain markets, regional bus companies and trains. Typically, the Company's customers decide to travel only a short time before their trip and purchase their tickets on the day of travel. The Company's everyday low pricing strategy results in "walk-up" fares substantially below comparable airline fares. In instances where the Company's fares exceed an airline discount fare, the Company believes the airline fares are temporary or are typically more restrictive and less readily available than travel provided by the Company. However, the Company has also instituted numerous advance purchase programs, in order to attract the price sensitive customer. Price, destination choices and convenient schedules are the ways in which the Company meets this competitive challenge.

     The automobile is the most significant form of competition to the Company. The out-of-pocket costs of operating an automobile are generally less expensive than bus travel, particularly for multiple persons traveling in a single car. The Company meets this competitive threat through price and convenient scheduling.

     Additionally, the Company experiences competition from regional bus companies. Price, frequency of service, and convenient scheduling are the current strategies of the Company to meet this competition. The Company's competitors possess operating authority for, but do not currently operate over, numerous routes potentially competitive to the Company. Based on market and competitive conditions, the regional bus companies could operate such routes in the future. Competition by U.S.-based bus and van operators for the market represented by Spanish speaking customers in the U.S. is growing. As of January 1, 1997, barriers to entry into the regular-route cross-border bus market between the U.S. and Mexico were scheduled to be reduced under the North American Free Trade Agreement ("NAFTA"), although entry into either market would still be regulated by the respective U.S. and Mexican regulatory authorities. The U.S. government currently has a blanket moratorium on grants of cross-border authority to Mexican-owned or controlled motor freight carriers and regular-route motor carriers of passengers. On February 6, 2000 a NAFTA arbitration panel ruled that the moratorium on motor freight carriers was a violation of NAFTA and recommended that the U.S. bring its practices with respect to cross-border trucking services and investment into compliance with NAFTA by addressing each request for operating authority individually. Should the moratorium also be lifted with regard to regular-route passenger services, the Company could experience significant new competition on routes, to, from and across Mexican border points. Nevertheless, certain U.S.-based operators are providing cross-border service into Mexico at this time. NAFTA also permits U.S. carriers to make non-controlling, minority investments in Mexican-owned carriers and permits Mexican carriers to make non-controlling, minority investments in U.S.-owned carriers. In addition to bringing new competition, the Company believes that the changes under NAFTA will increase the volume of bus travel along both sides of the border and provide the Company with a growth opportunity. The Company believes that the most effective way to service passengers in this market is through joint ventures or other business combinations with Mexico-based bus carriers and U.S.-based bus operators that primarily serve these Spanish-speaking markets. The Company has established a separate operating subsidiary that, through several joint ventures, provides through-bus service at all major gateways between the United States and Mexico.

     Package Express. The Company faces intense competition in its package express service from local courier services, the U.S. Postal Service and overnight express and ground carriers. The Company continues to develop programs to meet this competition and rebuild its package express business. These programs focus on system upgrades to improve service, billing and tracking for its customers, localized marketing strategies, and local, regional or national alliances with, or acquisitions of, pick up and delivery carriers. Due to the incremental nature of the package express business, the Company is able to provide same-day intercity package express service at distances of up to 400 miles at a substantially lower price than those charged by other delivery services.

     Food Service. The captive nature of the food service operations in the Company's terminals limits competition; however, in some locations proximity of terminals to fast food outlets and convenience stores can pose a competitive factor.

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

WORKFORCE

     At March 1, 2001, the Company employed approximately 13,100 workers, consisting of approximately 4,500 terminal employees, 4,900 drivers, 1,500 supervisory personnel, 800 mechanics, 600 telephone information agents, and 800 clerical workers. Of the total workforce, approximately 10,900 are full-time employees and approximately 2,200 are part-time employees.

     At March 1, 2001, approximately 44% of the Company's employees were represented by collective bargaining agreements. The Amalgamated Transit Union (the "ATU") represents approximately 5,100 of the Company's employees, including drivers, telephone information agents in the Omaha location, terminal workers in seven locations and about half of the Company's mechanics. The largest ATU agreement, which covers the drivers and maintenance employees, expires on January 31, 2004. The International Association of Machinists and Aerospace

Workers (the "IAM") represents approximately 350 of the Company's employees, including the remaining mechanics. The IAM agreements expire on October 1, 2004. The Company also has bargaining agreements with the International Brotherhood of Teamsters, which represent approximately 250 employees at five terminal locations and the United Transportation Union, which represents employees at two of the Company's subsidiaries.

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

     On August 17, 2000, in response to cautionary statements contained in the Company's Form 10-Q for the period ending June 30, 2000, concerning the loss of funding from Laidlaw, the STB issued a decision requesting comments concerning the liquidity situation of the Company and its potential impact on operations. The Company and Laidlaw responded to the STB inquiry and advised the STB that the Company had completed the Revolving Credit Facility (as defined herein). See "Liquidity and Capital Resources." On December 6, 2000, the STB issued a decision acknowledging the Company's positive financial and operating results and completion of the Revolving Credit Facility. The STB directed the Company to provide copies of all future SEC filings and to advise the STB of any developments that could affect the Company's ability to operate.

     State Regulations. As an interstate motor carrier of passengers, the Company may engage in intrastate operations over any of its authorized routes. By federal law, states are pre-empted from regulating the Company's fares or its schedules, including the withdrawal of service over any route. However, the Company's buses remain subject to state vehicle registration requirements, bus size and weight limitations, fuel sales and use taxes, vehicle emissions, speed and traffic regulations and other local standards not inconsistent with federal requirements.

     Other. The Company is subject to regulation under the Americans with Disabilities Act (the "ADA") pursuant to regulations adopted by DOT in September 1998. Beginning in October 2000, all new buses acquired by the Company for its fixed route operations must be equipped with wheelchair lifts. Additionally, by October 2006, one-half of the Company's fleet involved in fixed route operations will be required to be lift-equipped, and by October 2012, such fleet will need to be entirely lift-equipped. The regulations do not require the retrofitting of existing buses with lift equipment. Nor do the regulations require the purchase of accessible used buses. Under an initiative implemented in the spring of 2000, and continuing until the fleet is fully equipped, the Company has begun to provide an accessible bus to any disabled passenger who provides at least 48 hours notice. This initiative was implemented over 18 months in advance of the October 2001 deadline for larger fixed route operators being required to provide an accessible bus to any disabled passenger who provides at least 48 hours notice. Currently the added cost of a built-in lift device in a new bus is approximately $30,000 plus the Company incurs additional maintenance and employee training costs. Passenger revenues could also be impacted by the loss of seating capacity when wheelchair passengers are on the bus, partially offset by potentially increased ridership by disabled persons.

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

     The predecessor agency to the STB granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the DOT. To maintain self-insurance authority, the Company is required to maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million (as of December 31, 2000, the Company's tangible net worth was $163.6 million) and a $15.0 million trust fund (currently fully funded) to provide security for payment of claims Although the Company purchases its insurance through Laidlaw, the Company has none the less continued to maintain its self-insurance authority.

     The DOT, which oversees the Company's authority to self-insure a portion of its automobile liability insurance, is monitoring Laidlaw and the Company's financial situation and its capability to fund self-insured claims. Loss of self-insurance authority or modification of its terms may adversely affect the Company's results of operations, liquidity, or financial condition. In February 2001, the DOT advised the Company that they were satisfied with the Company's financial condition and claims handling procedures and that the Company's self-insurance authorization could continue in effect, without modification.

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs at the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 46 active and 11 inactive locations have been identified as sites requiring potential clean-up and/or remediation as of December 31, 2000. Additionally, the Company has, or has assumed, potential liability with respect to two active and eight inactive locations which the Environmental Protection Agency ("EPA") has designated as Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of nominal settlement amounts.

     The Company has recorded a total environmental reserve of $8.3 million at December 31, 2000 of which approximately $1.5 million is indemnifiable by the predecessor owner of the Company's domestic bus operations, now known as Viad Corp. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. The Company expects the majority of this environmental liability to be paid over the next five to ten years. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

ITEM 2. PROPERTIES

LAND AND BUILDINGS

     At December 31, 2000, the Company used 584 parcels of real property in its operations, of which it owned 161 properties and leased 423 properties. Of those properties, 407 are bus terminals, 33 are maintenance facilities, 33 are terminal/maintenance facilities, and the remaining properties consist of driver dormitories, parking/storage lots, office/storage/warehouse buildings and telephone information centers. These properties are located throughout the United States, with one in Canada. The Company believes the current makeup of its properties is adequate for its operations, and although there can be no assurance, based on its recent experience, the Company believes that it will be able to find suitable replacement properties on acceptable terms for any properties the Company chooses to replace, or which are condemned, or for which leases are not renewed or are otherwise terminated.

FLEET COMPOSITION AND BUS ACQUISITIONS

     During 2000, the Company took delivery of 289 new buses, and retired 250 buses, resulting in a fleet of 2,867 buses at December 31, 2000 of which the Company owned 1,236 buses and leased an additional 1,631 buses. Motor Coach Industries, Inc. ("MCI") or its affiliate, Dina Autobuses, S.A. de C.V. ("DASA"), hereafter referred to collectively as "MCI", produced all but 91 of these buses. The Company is party to a long-term supply agreement with MCI. The agreement extends through 2007, but may be canceled at the end of any year upon six months notice. If the Company decides to acquire new buses, the Company and its affiliates must purchase at least 80% of its new bus requirements from MCI pursuant to the agreement.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

     Prior to completing the Merger on March 16, 1999 (see Item 1, Business-in this report), the Company's Common Stock, par value $.01 per share (the "Common Stock"), was listed on the American Stock Exchange under the symbol "BUS." The following table sets forth the high and low sale prices for the Company's Common Stock during the periods indicated as reported by the American Stock Exchange:

                                                                                  HIGH           LOW
                                                                                  ----           ---
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

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

GENERAL

     Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 85.0%, 4.2% and 4.2%, respectively, of the Company's total operating revenues for 2000. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,900 buses and approximately 1,800 sales outlets.

RESULTS OF OPERATIONS

     The following table sets forth the Company's results of operations as a percentage of total operating revenue for 2000, 1999 and 1998:

                                                       YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      2000      1999       1998
                                                     ------    ------     ------
     Operating Revenues
       Transportation Services
          Passenger services .....................     85.0%     84.6%      85.8%
          Package express ........................      4.2       4.5        4.3
       Food services .............................      4.2       4.2        3.6
       Other operating revenues ..................      6.6       6.7        6.3
                                                     ------    ------     ------
              Total Operating Revenues ...........    100.0     100.0      100.0
                                                     ------    ------     ------
     Operating Expenses
       Maintenance ...............................      9.3       9.8        9.8
       Transportation ............................     25.0      23.8       23.7
       Agents' commissions and station costs .....     18.3      19.0       18.6
       Marketing, advertising and traffic ........      3.1       3.4        3.2
       Insurance and safety ......................      5.2       5.5        5.9
       General and administrative ................     12.4      12.9       11.8
       Depreciation and amortization .............      4.5       4.8        4.3
       Operating taxes and licenses ..............      6.0       6.5        6.7
       Operating rents ...........................      8.4       8.4        7.8
       Cost of goods sold - Food services ........      2.9       2.8        2.4
       Other operating expenses ..................      0.6       0.3        0.3
                                                     ------    ------     ------
              Total Operating Expenses ...........     95.7      97.2       94.5
                                                     ------    ------     ------
     Operating Income ............................      4.3       2.8        5.5
     Settlement of Stock Options .................      0.0       2.3        0.0
     Interest Expense ............................      2.3       2.4        3.3
     Income Tax Provision (Benefit) ..............      0.8      (0.5)      (2.0)
     Minority Interest ...........................      0.0       0.2        0.0
     Extraordinary Item ..........................      0.0       0.2        0.0
                                                     ------    ------     ------
     Net Income (Loss) ...........................      1.2%     (1.8)%      4.2%
                                                     ======    ======     ======

     The following table sets forth certain operating data for the Company for 2000, 1999 and 1998. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.

                                                                                YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                            2000           1999           1998
                                                                         -----------    -----------    -----------
     Regular Service Miles (000's) ...................................       348,789        339,752        316,045
     Total Bus Miles (000's) .........................................       356,831        347,392        323,393
     Passenger Miles (000's) .........................................     9,190,943      8,739,219      7,820,225
     Passengers Carried (000's) ......................................        25,386         24,698         22,552
     Average Trip Length (passenger miles divided by passengers
       carried) ......................................................           362            354            347
     Load (avg. number of passengers per regular service mile) .......          26.4           25.7           24.7
     Load Factor (% of available seats filled) .......................          53.3%          52.9%          52.3%
     Yield (regular route revenue divided by passenger miles) ........   $    0.0938    $    0.0896    $    0.0931
     Average Ticket Price ............................................   $     33.95    $     31.72    $     32.27
     Total Revenue Per Total Bus Mile ................................   $      2.84    $      2.66    $      2.62
     Operating Income Per Total Bus Mile .............................   $      0.12    $      0.07    $      0.14
     Cost per Total Bus Mile:
       Maintenance ...................................................   $     0.265    $     0.262    $     0.258
       Transportation ................................................   $     0.712    $     0.635    $     0.622

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         The Company's results of operations include the operating results of On Time Delivery, the addition of nine in-terminal restaurants that were previously concessionaire-operated Burger King locations, and LSX Delivery (collectively the "acquisitions"). The purchase of On Time Delivery occurred during the first quarter of 1999 and the acquisitions involving the restaurants and LSX Delivery occurred during the second quarter of 1999. The results for the acquisitions are included as of their respective purchase dates.

     Operating Revenues. Total operating revenues increased $88.3 million (or 9.5%) for the year ended December 31, 2000 compared to the same period in 1999. Acquisitions accounted for $2.5 million of this growth, resulting in internal growth of $85.8 million or 9.3%.

     Passenger services revenues increased $78.5 million (or 10.0%) in 2000 compared to 1999. The increase in regular route revenues reflects the consolidated impact of a 4.7% increase in yield, a 2.8% increase in the number of passengers carried and a 2.3% increase in average trip length. These improvements were principally due to the following:

     1) Since the marginal cost of intercity travel by automobile is principally fuel, the fuel price increases which occurred during 2000 produced dramatic increases in automobile travel costs, thus allowing the Company to increase yield and still remain price competitive.

     2) As a result of fuel price increases, many airlines have increased ticket prices by instituting fuel price surcharges. These surcharges have allowed the Company to increase yield. And, because bus travel is more fuel efficient than air travel, the ticket price differential between long-haul bus travel and air travel has increased, thus improving long-haul bus travel economics which has resulted in an increased average trip length.

     3) During the first half of 2000, the Company modified its promotional pricing program, so that longer trip length ticket prices were generally increased compared to the old program and shorter, intermediate, trip length ticket prices were generally decreased. The overall effect of this change was to increase yield and decrease average trip length. The decrease in average trip length due to promotional ticket sales was more than offset by increases in walk-up sales due to the factors discussed above.

    Package Express revenue increased $0.9 million (or 2.2%) in 2000 compared to 1999 (including $1.6 million related to the On Time Delivery and LSX Delivery acquisitions). Excluding the acquisitions, the Company experienced a $0.7 million decrease in revenue due to reduced standard product deliveries (the traditional, low-value, terminal to terminal market segment) offset somewhat by gains in same day and priority product deliveries. The declines in the standard product are a result of continued competition, as well as expanded and improved product offerings (such as United Parcel Service's guaranteed service "brown label" product), from larger package delivery companies. In response, the Company continues to increase its focus on the same day delivery market niche through the selling of priority service and Daily Direct, a guaranteed same day or early next morning service.

     Food services revenues increased $3.9 million (or 10.0%) for the year ended December 31, 2000, compared to the same period in 1999. The restaurant acquisitions contributed $0.9 million of this increase while the remaining $3.0 million was due primarily to the increase in passenger traffic discussed above.

     Other operating revenues, consisting primarily of revenue from charter and other in-terminal sales and services, increased $5.0 million (or 8.0%) for the year ended December 31, 2000 compared to the same period in 1999. The increase was primarily due to increases in tenant income received by the Company for sharing its terminal space with other bus companies and increased long distance commissions.

     Operating Expenses. Total operating expenses increased $70.1 million (or 7.8%) for the year ended December 31, 2000, compared to the same period in 1999. The increase is due primarily to increased bus miles (2.7%), increased fuel cost, higher driver wages and hiring costs, increased terminal salaries, increased ticket and express commissions due to higher sales, an increase in buses operated under operating leases, and $2.4 million related to the operations of the acquisitions.

     Maintenance costs increased $3.7 million (or 4.0%) for the year ended December 31, 2000, compared to the same period in 1999, primarily due to increased bus miles. On a per-mile basis, maintenance cost increased by 1.1%.

     Transportation expenses, which consist primarily of fuel costs and driver salaries, increased $33.5 million (or 15.2%) for the year ended December 31, 2000, compared to the same period in 1999, due primarily to increased bus miles, higher fuel costs, and increased driver wages and hiring costs. During 2000 the average cost per gallon of fuel increased to $0.94 per gallon, compared to $0.61 per gallon in 1999, resulting in increased fuel cost of $19.2 million. Excluding the effects of fuel price increases, transportation expenses increased on a per-mile basis by 3.6% compared to the prior year.

     Agents' commissions and station costs increased $10.2 million (or 5.8%) for the year ended December 31, 2000, compared to the same period in 1999, primarily due to commissions from increased ticket sales, terminal salaries associated with staffing for the increase in passengers, and salary raises for terminal employees. As a percentage of revenue, agents commissions and station costs decreased to 18.3%, compared to 19.0% in the prior year, principally due to a significant portion of the current year's revenue growth coming from ticket price increases.

     Marketing, advertising and traffic expenses increased $0.2 million (or 0.7%) for the year ended December 31, 2000, compared to the same period in 1999, decreasing slightly as a percentage of total operating revenues.

     Insurance and safety costs increased $1.7 million (or 3.3%) for the year ended December 31, 2000, compared to the same period in 1999, due primarily to increased bus miles. Insurance and safety costs decreased slightly as a percentage of revenue and are virtually flat on a per mile basis.

     General and administrative expenses increased $5.8 million (or 4.9%) for the year ended December 31, 2000, compared to the same period in 1999, decreasing slightly as a percentage of revenue. The increase in expenses is due to higher health and welfare costs ($5.6 million) as a result of more participants and a higher cost per participant, higher incentive plan costs ($4.1 million) due to the Company's improved financial performance over 1999 and management fee charges from the Company's parent, Laidlaw ($2.3 million). These increases were offset somewhat by computer remediation costs ($4.9 million) and merger-related costs ($2.9 million) incurred in 1999 and not repeated in 2000.

     Depreciation and amortization expense increased $0.7 million (or 1.5%) for the year ended December 31, 2000, compared to the same period in 1999, primarily due to increased capital expenditures in the current and prior period, offset somewhat by lower software amortization costs.

     Operating taxes and license costs increased $1.4 million (or 2.3%) for the year ended December 31, 2000, compared to the same period in 1999, primarily due to increased payroll taxes resulting from increased salaries and head-counts related to higher business volume (including increased miles operated) and increased fuel taxes due to increased miles.

     Operating rents increased $6.7 million (or 8.6%) for the year ended December 31, 2000, compared to the same period in 1999, primarily due to an increase in facilities rents and the number of buses leased under operating leases.

     Food services and related cost of goods sold increased $2.8 million (or 10.6%) for the year ended December 31, 2000, compared to the same period in 1999, primarily due to the increase in food services revenue.

     Other operating expenses increased $3.4 million for the year ended December 31, 2000, compared to the same period in 1999, due to the write-down of an investment and losses on disposals of property, plant and equipment.

     As a result of the Merger, the Company incurred $21.3 million in charges during 1999 related to the settlement of the Company's outstanding stock options.

     Interest expense increased $1.5 million (or 7.0%) for the year ended December 31, 2000, compared to the same period in 1999. The increase in interest expense is primarily attributable to interest on installment conversion payments to certain preferred stockholders and an increase in the average debt outstanding.

     For the year ended December 31, 2000, the Company recorded tax expense at an effective rate of 38.0%, compared to tax benefits recorded at a 26.0% rate for the prior period. The lower rate of benefit recorded in the prior year is principally the result of non-deductible goodwill amortization.

     In 1999, the Company recorded an extraordinary loss of $1.9 million, net of tax benefit of $1.0 million, related to the termination of the Company's previous revolving credit facility. The amount represents the write-off of previously incurred debt issuance costs that were being amortized over the life of the revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions and to meet debt service requirements, including the payment of interest on the 11 1/2% Senior Notes. Previously, the Company's principal sources of liquidity were expected to be cash flow from operations and funding provided by Laidlaw. In August 2000, Laidlaw requested and authorized the Company to seek funding from outside sources to satisfy the Company's seasonal cash requirements and capital expenditure programs. In September 2000, Laidlaw obtained the requisite consents from its lenders and bondholders allowing the Company to enter into a revolving credit facility. On October 24, 2000, the Company entered into a two-year, $125 million revolving credit facility ("Revolving Credit Facility") with Foothill Capital Corporation. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will fund its working capital and near-term capital expenditure needs. With the closure of this agreement Greyhound became independent of Laidlaw for financing purposes.

     Net cash provided by operating activities was $32.5 million, $74.9 million and $46.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in cash provided by operating activities in 2000 is principally due to the $18.9 million cash reduction of intercompany amounts due to Laidlaw. Net cash used for investing activities was $41.2 million, $81.2 million and $47.4 million for 2000, 1999 and 1998, respectively, principally due to capital expenditures, consisting primarily of acquisitions of buses and real estate and facility improvements, totaling $63.7 million, $78.9 million and $33.7 million for 2000, 1999 and 1998, respectively. Net cash provided by financing activities was $10.6 million, $9.8 million and $4.0 million for 2000, 1999 and 1998, respectively. The increase in cash provided by financing activities in 2000 is principally due to borrowings under the Revolving Credit Facility offset by conversion payments on Preferred Stock.

     The Company requires significant cash flows to meet its debt service and other continuing obligations. As of December 31, 2000, the Company had $273.0 million of long-term indebtedness outstanding (including current portions), including $62.1 million of borrowing under the Revolving Credit Facility and $150.0 million of 11 1/2% Senior Notes. As of December 31, 2000, the Company had total availability of $62.9 million under the Revolving Credit Facility.

     The Revolving Credit Facility provides for advances up to a maximum of $125 million based upon 85% of the appraised wholesale value of certain bus collateral and 50% of the fair market value of certain real property collateral. The Revolving Credit Facility has two interest rate options, prime and LIBOR. As of December 31, 2000, the Company had borrowings under the Revolving Credit Facility bearing interest at prime rate plus 0.50% (10.00%) and LIBOR plus 2.00% (weighted average of 8.68%). The weighted-average interest rate for all Revolving Credit Facility borrowings was 8.72% at December 31, 2000. After December 31, 2000, the interest rates will be subject to quarterly adjustment based upon the Company's ratio of debt to EBITDA for the four previous quarters. Letter of credit fees will be based on the then applicable LIBOR margin.

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

     Concurrent with the closing of the Revolving Credit Facility, the Company paid $43 million of intercompany amounts due to Laidlaw, with all remaining intercompany amounts then due converting to an intercompany loan subordinate to the Revolving Credit Facility. The intercompany loan matures 91 days after the maturity of the Revolving Credit Facility. Interest on the loan accrues at the Applicable Federal Rate and is payable at maturity. The balance of the intercompany loan as of December 31, 2000 was $33.6 million.

LAIDLAW FINANCIAL SITUATION

     In its audited financial statements for the year ended August 31, 2000 (the "Laidlaw Annual Report"), Laidlaw reported that it had declared an interest payment moratorium on all advances under its syndicated banking facility (the "Laidlaw Facility") and on certain of its debentures totaling $2.044 billion (the "Laidlaw Debentures"). As a consequence of the Laidlaw Facility covenant violations and interest payment moratorium, the Laidlaw Facility and the Laidlaw Debentures have become due on demand. In the Laidlaw Annual Report, Laidlaw further reported that should repayment be demanded for the Laidlaw Facility and/or the Laidlaw Debentures, Laidlaw may not be able to satisfy these obligations, nor other obligations which become due in the normal course of operations.

     The Laidlaw Facility and Laidlaw Debentures are not collateralized by any assets or stock of the Company, nor has the Company guaranteed such indebtedness. As such, management believes that the creditors of these obligations do not have any legal recourse to require a partial liquidation of assets of the Company or to force the Company into bankruptcy. In addition, the defaults under the Laidlaw Facility and Laidlaw Debentures do not cause a cross default with any of the Company's debt which would place the Company's debt in default with its financial institutions and, as of the date of this report, the Company is in compliance with all covenants in its various debt agreements.

     Laidlaw is endeavoring to renegotiate and restructure the Laidlaw Facility and Laidlaw Debentures. Although the outcome of the foregoing matters is uncertain, management believes that the likely outcome will have no material impact on the Company's financial position, cash flows or results of operations.

POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

     The Company maintains nine defined benefit pension plans, the most significant of which (the ATU Plan) covers approximately 14,900 current and former employees, fewer than 1,300 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and over 85% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. Based upon the application of this table and other actuarial and investments assumptions, the Company believes that the ATU Plan is adequately funded.

     For funding purposes, legislation passed by the United States Congress in 1994, and amended in 1997, mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Nevertheless, based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by current regulations, and further assuming the Company can obtain investment returns consistent with long-term trends and assumptions, the Company does not anticipate that it will be required to make significant contributions to the ATU Plan during the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return or that contributions to the ATU Plan will not be significant. Additionally, there can be no assurance that new regulations may result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make substantial contributions in the future.

NEW YORK PORT AUTHORITY

     The Company operates out of its largest sales location, the Port Authority Bus Terminal of New York (the "Port Authority"), on a month-to-month basis pursuant to a license agreement which expired in 1994. The Company's fee is based upon a fixed charge for dedicated space, a fixed charge for each departing bus and a percentage of certain ticket sales. Because the majority of the other bus operators utilizing the Port Authority are principally commuter or local transit operators which are exempt from paying license fees on their sales, the Company pays a disproportionate share of the total fees received from bus operators that use the Port Authority relative to the Company's share of bus departures, passengers, bus gates or square footage utilized. The Company has been negotiating with the Port Authority for several years to structure a market-based fee for the renewal of the license agreement and, beginning in June 1999, without Port Authority concurrence, began paying a lower fixed fee in lieu of a percentage of sales. The lower fee payment was based on the Company's research of the local real estate market in Midtown Manhattan and transportation facilities nationwide, both of which demonstrate that this fee reflects fair market value. Nevertheless, because the Company does not have a revised agreement in place, the Company has continued to accrue for the license fee based upon the 1994 agreement and, as of February 28, 2001, has an accrued rents payable to the Port Authority of $15.9 million. At this time it is not known whether or not the Company will be able to successfully negotiate a renewal of the license agreement on terms more favorable than the currently expired agreement or, if successful, whether or not the terms of the new agreement will be applied retroactively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from these projections. The Company is currently exposed to market risk from changes in commodity prices for fuel, investment prices and interest rates. The Company does not use derivative instruments to mitigate market risk, nor does the Company use market risk sensitive instruments for speculative or trading purposes. The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

COMMODITY PRICES. The Company currently has exposure to commodity risk from its fuel inventory and its advance purchase commitments for fuel. The Company has fuel inventory at December 31, 2000, at a carrying value of $0.9 million. The Company's fuel inventory is used in operations before a change in the market price of fuel could have a material effect on the Company's results of operation. Additionally, the Company has entered into an advance purchase commitment for fuel whereby the Company has agreed to take delivery of a total of 84,000 gallons during January and February 2001 for a fixed price of $56,469. A 10% increase or decrease in the cost of fuel would not have a material effect on this commitment or the Company's results of operations. For the year ended December 31, 2000, the Company recorded $55.2 million in fuel expense (exclusive of fuel taxes). While a 10% increase or decrease in the cost of fuel would have a material effect on the Company's operating expenses, generally periods of rising fuel costs have allowed the Company to increase average ticket prices and periods of declining fuel costs have required the Company to lower ticket costs, thus providing some hedge against fuel price fluctuations.

INVESTMENT PRICES. The company currently has exposure in the market price of investments in its available for sale securities. At December 31, 2000, the Company has approximately $6.1 million of investments classified as available for sale and a 10% decrease in the market price would not have a material effect on the Company's financial position. As required by GAAP, the Company has reported these investments at fair value, with any unrecognized gains or losses excluded from earnings and reported in a separate component of stockholders' equity.

INTEREST RATE SENSITIVITY. The company currently has exposure to interest rates from its long-term debt as it relates to the Company's Revolving Credit Facility and the Laidlaw subordinated debt. The Revolving Credit Facility utilizes a variable rate based on prime and LIBOR. As of December 31, 2000, The Revolving Credit Facility utilized prime plus 0.50% and LIBOR plus 2.00% with an outstanding balance of $62.1 million. The weighted-average interest rate for all Revolving Credit Facility borrowings was 8.7% at December 31, 2000.

The Laidlaw subordinated debt matures 91 days after the maturity of the Revolving Credit Facility. Interest on the debt accrues at the Applicable Federal Rate (5.9% at December 31, 2000) and is payable at maturity. The outstanding balance as of December 31, 2000 was $33.6 million.

A 10% increase or decrease in variable interest rates would not have a material effect on the Company's results of operations or cash flows.

The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates for fixed rate debt as of December 31, 2000:

Long Term Debt:

                                     2001     2002     2003    2004    2005      THEREAFTER      TOTAL     FAIR VALUE
                                     ----     ----     ----    ----    ----      ----------     -------    ----------
Fixed Rate Debt (in thousands)     $4,919   $4,712   $7,313   $ 688    $ 696       $158,548     $176,876     $136,964
Average Interest Rate                9.04%   10.15%   10.02%   9.77%   10.14%         11.35%       11.19%          --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE NO.
                                                                                                      --------
Management Report on Responsibility for Financial Reporting .......................................      19

Reports of Independent Public Accountants..........................................................      20

Consolidated Statements of Financial Position as of December 31, 2000 and 1999.....................      22

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998........      23

Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 2000, 1999,
     and 1998......................................................................................      24

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998........      25

Notes to Consolidated Financial Statements.........................................................      26

Schedule II - Valuation and Qualifying Accounts - For the Years Ended December 31, 2000, 1999,
     and 1998......................................................................................      42

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

     The Company's consolidated financial statements have been audited by PricewaterhouseCoopers LLP as of and for the years ended December 31, 2000 and December 31, 1999, and by Arthur Andersen LLP for the year ended December 31, 1998 (the "Independent Public Accountants"). Management has made available to the Independent Public Accountants all the Company's financial records and related data, as well as the minutes of the stockholders' and directors' meetings. Furthermore, management believes that all representations made to the Independent Public Accountants during their audits were valid and appropriate.

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


Jeffrey W. Sanders
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Cheryl W. Farmer
Vice President and Controller
(Principal Accounting Officer)

Dallas, Texas
March 28, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To Greyhound Lines, Inc:

     In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Greyhound Lines, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2000 and 1999 when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Dallas, Texas
March 28, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Greyhound Lines, Inc.:

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Greyhound Lines, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, the changes in stockholders' equity and cash flows of Greyhound Lines, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 8 (Schedule II) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial data for the year December 31, 1998, included in this schedule, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ARTHUR ANDERSEN LLP



Dallas, Texas
  February 15, 1999 (except with respect to the merger of Greyhound Lines, Inc. and subsidiaries with Laidlaw, Inc. as discussed in Note 1, as to which the date is March 16, 1999)

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              DECEMBER 31,
                                                                                        ----------------------
                                                                                           2000         1999
                                                                                        ---------    ---------
Current Assets
   Cash and cash equivalents ........................................................   $  10,206    $   8,295
   Accounts receivable, less allowance for doubtful accounts of $398 and $402 .......      57,923       46,830
   Inventories, less allowance for shrinkage of $29 and $226 ........................       7,788        7,494
   Prepaid expenses .................................................................       4,847        5,694
   Assets held for sale .............................................................       4,198        4,545
   Current portion of deferred tax assets ...........................................      10,688       12,864
   Other current assets .............................................................       1,225        1,851
                                                                                        ---------    ---------
         Total Current Assets .......................................................      96,875       87,573
Prepaid pension plans ...............................................................      32,483       29,983
Property, plant and equipment, net of accumulated depreciation of $ 193,724
    and $173,273 ....................................................................     409,070      397,077
Investments in unconsolidated affiliates ............................................      15,989       16,028
Deferred income taxes ...............................................................      27,452       27,970
Insurance and security deposits .....................................................      24,692       22,220
Goodwill, net of accumulated amortization of $5,367 and $3,523 ......................      43,540       45,384
Intangible assets, net of accumulated amortization of $37,571 and $31,825 ...........      28,011       25,821
                                                                                        ---------    ---------
         Total Assets ...............................................................   $ 678,112    $ 652,056
                                                                                        =========    =========

Current Liabilities
    Accounts payable ................................................................   $  24,714    $  23,824
    Due to Laidlaw ..................................................................          --       52,499
    Accrued liabilities .............................................................      66,807       62,337
    Rents payable ...................................................................      27,211       17,496
    Unredeemed tickets ..............................................................      11,750       11,956
    Current portion of environmental reserves .......................................       2,596        1,473
    Current maturities of long-term debt ............................................       5,079        5,671
                                                                                        ---------    ---------
         Total Current Liabilities ..................................................     138,157      175,256

Environmental reserves ..............................................................       5,698        5,840
Long-term debt, net .................................................................     267,887      174,581
Minority interests ..................................................................       4,594        4,233
Other liabilities ...................................................................      23,951       22,286
                                                                                        ---------    ---------
         Total Liabilities ..........................................................     440,287      382,196

Redeemable preferred stock (2,400,000 shares authorized; 106,050 and
         1,678,150 shares shares issued as of December 31, 2000 and 1999,
         respectively) ..............................................................       2,651       41,954

Commitments and Contingencies (Notes 1, 14 and 15)

Stockholder's Equity
    Common stock (100,000,000 shares authorized; par value $.01;
         58,743,069 shares issued as of December 31, 2000 and 1999) .................         587          587
     Capital in excess of par value .................................................     320,650      322,026
     Retained deficit ...............................................................     (80,945)     (92,182)
     Accumulated other comprehensive loss, net of tax benefit of $2,756
               and $1,360 ...........................................................      (5,118)      (2,525)
                                                                                        ---------    ---------
         Total Stockholder's Equity .................................................     235,174      227,906
                                                                                        ---------    ---------
         Total Liabilities and Stockholder's Equity .................................   $ 678,112    $ 652,056
                                                                                        =========    =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                2000           1999           1998
                                                             -----------    -----------    -----------
Operating Revenues
   Transportation services
     Passenger services ..................................   $   861,790    $   783,299    $   727,786
     Package express .....................................        42,441         41,510         36,239
   Food services .........................................        43,042         39,124         31,127
   Other operating revenues ..............................        67,044         62,057         53,293
                                                             -----------    -----------    -----------
         Total Operating Revenues ........................     1,014,317        925,990        848,445
                                                             -----------    -----------    -----------
Operating Expenses
   Maintenance ...........................................        94,659         90,999         83,444
   Transportation ........................................       254,003        220,477        201,190
   Agents' commissions and station costs .................       185,772        175,550        158,248
   Marketing, advertising and traffic ....................        31,535         31,325         27,349
   Insurance and safety ..................................        52,867         51,178         49,748
   General and administrative ............................       125,234        119,396         99,836
   Depreciation and amortization .........................        45,067         44,396         36,332
   Operating taxes and licenses ..........................        61,209         59,818         56,703
   Operating rents .......................................        84,912         78,222         65,756
   Cost of goods sold - food services ....................        28,812         26,045         20,656
   Other operating expenses ..............................         6,447          3,054          2,352
                                                             -----------    -----------    -----------
         Total Operating Expenses ........................       970,517        900,460        801,614
                                                             -----------    -----------    -----------
Operating Income .........................................        43,800         25,530         46,831
Settlement of Stock Options ..............................            --         21,294             --
Interest Expense .........................................        23,542         21,993         27,899
                                                             -----------    -----------    -----------
Net Income (Loss) Before Income Taxes ....................        20,258        (17,757)        18,932
Income Tax Provision (Benefit) ...........................         7,702         (4,612)       (16,856)
Minority Interests .......................................           (14)         1,278            556
                                                             -----------    -----------    -----------
Net Income (Loss) Before Extraordinary Item ..............        12,570        (14,423)        35,232
Extraordinary Item (net of a tax benefit of $1,021) ......            --          1,897             --
                                                             -----------    -----------    -----------
Net Income (Loss) ........................................   $    12,570    $   (16,320)   $    35,232
                                                             ===========    ===========    ===========



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)



                                                            PREFERRED STOCK             COMMON STOCK             TREASURY STOCK
                                                           SHARES      AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT
                                                         ---------    ---------    ---------    ---------    ---------    ---------
BALANCE, JANUARY 1, 1998 .............................       2,400    $  60,000       59,438    $     594          109    $  (1,038)
Issuance of stock in connection with employee
 benefit plans including tax benefit of $844 .........          --           --          817            9           --           --
Dividends on preferred stock .........................          --           --           --           --           --           --
Benefit of pre-bankruptcy deferred tax assets ........          --           --           --           --           --           --
Comprehensive Income (Loss):
 Market value adjustment for securities held .........          --           --           --           --           --           --
 Adjustment for unfunded accumulated
 pension obligation, net of tax of $857 ..............          --           --           --           --           --           --
 Deferred tax benefit on prior years
 unfunded accumulated pension obligation .............          --           --           --           --           --           --
 Net Income ..........................................          --           --           --           --           --           --

       Total Comprehensive Income ....................
                                                         ---------    ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1998 ...........................       2,400       60,000       60,255          603          109       (1,038)

Reclassification of preferred stock due to Merger ....      (2,400)     (60,000)          --           --           --           --
Issuance of stock in connection with
 employee benefits plans .............................          --           --            6           --           --           --
Dividends on preferred stock .........................          --           --           --           --           --           --
Purchase and cancellation of shares ..................          --           --       (1,518)         (16)        (109)       1,038
Redemption of preferred stock ........................          --           --           --           --           --           --
Issuance of stock to Laidlaw .........................          --           --           --           --           --           --
Comprehensive Income (Loss):
 Market value adjustment for securities held .........          --           --           --           --           --           --
 Adjustment for unfunded accumulated
 pension obligation, net of tax of $1,821 ............          --           --           --           --           --           --
 Net Loss ............................................          --           --           --           --           --           --

       Total Comprehensive (Loss) ....................
                                                         ---------    ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1999 ...........................          --           --       58,743          587           --           --

Dividends on preferred stock .........................          --           --           --           --           --           --
Redemption of preferred stock ........................          --           --           --           --           --           --
Purchase and cancellation of shares ..................          --           --           --           --           --           --
Issuance of stock to Laidlaw .........................          --           --           --           --           --           --
Comprehensive Income (Loss):
 Adjustment for unfunded accumulated
 pension obligation, net of tax of $1,396 ............          --           --           --           --           --           --
 Net Income ..........................................          --           --           --           --           --           --

       Total Comprehensive Income ....................
                                                         ---------    ---------    ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 2000 ...........................          --    $      --       58,743    $     587           --    $      --
                                                         =========    =========    =========    =========    =========    =========

                                                                                      ACCUMULATED       TOTAL
                                                          CAPITAL IN                      OTHER      COMPREHENSIVE
                                                          EXCESS OF    RETAINED       COMPREHENSIVE     INCOME
                                                          PAR VALUE    DEFICIT            LOSS          (LOSS)
                                                          ---------    ---------        ---------    -------------
BALANCE, JANUARY 1, 1998 .............................    $ 229,365    $(101,809)       $  (7,513)
Issuance of stock in connection with employee
 benefit plans including tax benefit of $844 .........        3,785           --               --
Dividends on preferred stock .........................           --       (5,184)              --
Benefit of pre-bankruptcy deferred tax assets ........        4,291           --               --
Comprehensive Income (Loss):
 Market value adjustment for securities held .........           --           --             (682)   $        (682)
 Adjustment for unfunded accumulated
 pension obligation, net of tax of $857 ..............           --           --           (1,361)          (1,361)
 Deferred tax benefit on prior years
 unfunded accumulated pension obligation .............           --           --            2,324            2,324
 Net Income ..........................................           --       35,232               --           35,232
                                                                                                     -------------
       Total Comprehensive Income ....................                                               $      35,513
                                                          ---------    ---------        ---------    =============
BALANCE, DECEMBER 31, 1998 ...........................      237,441      (71,761)          (7,232)

Reclassification of preferred stock due to Merger ....           --           --               --
Issuance of stock in connection with
 employee benefits plans .............................         (108)          --               --
Dividends on preferred stock .........................           --       (4,101)              --
Purchase and cancellation of shares ..................     (267,953)          --               --
Redemption of preferred stock ........................       (6,012)          --               --
Issuance of stock to Laidlaw .........................      358,658           --               --
Comprehensive Income (Loss):
 Market value adjustment for securities held .........           --           --              682    $         682
 Adjustment for unfunded accumulated
 pension obligation, net of tax of $1,821 ............           --           --            4,025            4,025
 Net Loss ............................................           --      (16,320)              --          (16,320)
                                                                                                     -------------
       Total Comprehensive (Loss) ....................                                               $     (11,613)
                                                          ---------    ---------        ---------    =============
BALANCE, DECEMBER 31, 1999 ...........................      322,026      (92,182)          (2,525)

Dividends on preferred stock .........................           --       (1,333)              --
Redemption of preferred stock ........................      (13,096)          --               --
Purchase and cancellation of shares ..................     (256,884)          --               --
Issuance of stock to Laidlaw .........................      268,604           --               --
Comprehensive Income (Loss):
 Adjustment for unfunded accumulated
 pension obligation, net of tax of $1,396 ............           --           --           (2,593)   $      (2,593)
 Net Income ..........................................           --       12,570               --           12,570
                                                                                                     -------------
       Total Comprehensive Income ....................                                               $       9,977
                                                          ---------    ---------        ---------    =============
BALANCE, DECEMBER 31, 2000 ...........................    $ 320,650    $ (80,945)       $  (5,118)
                                                          =========    =========        =========



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                         2000         1999         1998
                                                                       ---------    ---------    ---------
Cash Flows From Operating Activities
   Net Income (Loss) ...............................................   $  12,570    $ (16,320)   $  35,232
   Extraordinary item ..............................................          --        1,897           --
   Non-cash expenses and gains included in net income (loss)
     Depreciation and amortization .................................      45,067       44,396       36,332
     Other non-cash expenses and gains, net ........................       3,385      (10,922)     (19,134)
  Net Change in Certain Operating Assets and Liabilities
     Accounts receivable ...........................................     (11,093)      (4,855)      (4,121)
     Inventories ...................................................        (294)      (1,789)      (1,032)
     Prepaid expenses ..............................................         847         (482)         273
     Other current assets ..........................................         626        8,052        1,608
     Insurance and security deposits ...............................      (2,472)      45,828        3,042
     Intangible assets .............................................      (5,312)      (4,583)      (5,911)
     Accounts payable ..............................................         899       (3,964)      (5,469)
     Due to Laidlaw ................................................     (18,904)      28,505           --
     Accrued liabilities and rents payable .........................      14,683       17,451         (545)
     Environmental and insurance reserves ..........................         981      (28,350)       1,985
     Unredeemed tickets ............................................        (206)        (186)       1,817
     Other liabilities .............................................      (8,304)         269        2,012
                                                                       ---------    ---------    ---------
        Net Cash Provided by Operating Activities ..................      32,473       74,947       46,089
                                                                       ---------    ---------    ---------

Cash Flows From Investing Activities
     Capital expenditures ..........................................     (63,735)     (78,915)     (33,706)
     Proceeds from assets sold .....................................      23,059        6,052        3,935
     Payments for business acquisitions, net of cash acquired ......          --       (7,491)     (10,924)
     Other investing activities ....................................        (521)        (796)      (6,753)
                                                                       ---------    ---------    ---------
        Net Cash Used for Investing Activities .....................     (41,197)     (81,150)     (47,448)
                                                                       ---------    ---------    ---------

Cash Flows From Financing Activities
     Payments on debt and capital lease obligations ................      (5,812)     (11,919)      (5,730)
     Redemption of Preferred Stock .................................     (52,399)     (24,058)          --
     Proceeds from issuance of Common Stock to Laidlaw .............     268,604      358,658           --
     Purchase of Common Stock from Laidlaw .........................    (256,884)    (266,931)          --
     Redemption of 8 1/2% Debentures ...............................        (205)      (3,740)          --
     Payment of Preferred Stock dividends ..........................      (2,241)      (4,355)      (5,184)
     Issuance of Common Stock in connection with employee
        benefit plans ..............................................          --         (108)       2,950
     Net change in revolving credit facility .......................      62,148      (37,785)      12,007
     Other financing activities ....................................      (2,576)          --           --
                                                                       ---------    ---------    ---------
        Net Cash Provided by Financing Activities ..................      10,635        9,762        4,043
                                                                       ---------    ---------    ---------

Net Increase in Cash and Cash Equivalents ..........................       1,911        3,559        2,684
Cash and Cash Equivalents, Beginning of Year .......................       8,295        4,736        2,052
                                                                       ---------    ---------    ---------
Cash and Cash Equivalents, End of Year .............................   $  10,206    $   8,295    $   4,736
                                                                       =========    =========    =========


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. BACKGROUND AND OPERATING ENVIRONMENT

    Greyhound Lines, Inc. and subsidiaries (the "Company") is the only nationwide provider of scheduled intercity bus service in the United States. The Company provides various services including scheduled passenger service, package express service and food service at certain terminals. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of 2,900 buses and approximately 1,800 sales outlets. The Company's operating subsidiaries include Texas, New Mexico & Oklahoma Coaches, Inc. ("TNM&O"), Vermont Transit Co., Inc. ("Vermont Transit"), Carolina Coach Company ("Carolina Coach"), Valley Transit Co., Inc., Sistema Internacional de Transporte de Autobuses, Inc., On Time Delivery Service, Inc., LSX Delivery, L.L.C., and Peoria Rockford Bus Lines, L.L.C. The Company is subject to regulation by the Department of Transportation (the "DOT") and certain states.

     On March 16, 1999, the Company's stockholders approved the Agreement and Plan of Merger with Laidlaw Inc. ("Laidlaw") pursuant to which the Company became a wholly owned subsidiary of Laidlaw (the "Merger). The consolidated financial statements of the Company do not reflect any purchase accounting adjustments relating to the Merger.

     As a result of the Merger, the Company incurred $21.3 million in charges during 1999 related to the settlement of the Company's outstanding stock options.

     In its audited financial statements for the year ended August 31, 2000 (the "Laidlaw Annual Report"), Laidlaw reported that it had declared an interest payment moratorium on all advances under its syndicated banking facility (the "Laidlaw Facility") and on certain of its debentures totaling $2.044 billion (the "Laidlaw Debentures"). As a consequence of the Laidlaw Facility covenant violations and interest payment moratorium, the Laidlaw Facility and the Laidlaw Debentures have become due on demand. In the Laidlaw Annual Report, Laidlaw further reported that should repayment be demanded for the Laidlaw Facility and/or the Laidlaw Debentures, Laidlaw may not be able to satisfy these obligations, nor other obligations which become due in the normal course of operations.

     In August 2000, Laidlaw requested and authorized the Company to seek funding from outside sources to satisfy the Company's seasonal cash requirements and capital expenditure programs. In September 2000, Laidlaw obtained the requisite consents from its lenders and bondholders allowing the Company to enter into a revolving credit facility. On October 24, 2000, the Company entered into a two-year, $125 million revolving credit facility to fund its working capital and near-term capital expenditure needs. With the closure of this agreement Greyhound became independent of Laidlaw for financing purposes.

     The Laidlaw Facility and Laidlaw Debentures are not collateralized by any assets or stock of the Company, nor has the Company guaranteed such indebtedness. As such, management believes that the creditors of these obligations do not have any legal recourse to require a partial liquidation of assets of the Company or to force the Company into bankruptcy. In addition, the defaults under the Laidlaw Facility and Laidlaw Debentures do not cause a cross default with any of the Company's debt which would place the Company's debt in default with its financial institutions and, as of the date of this report, the Company is in compliance with all covenants in its various debt agreements.

     Laidlaw is endeavoring to renegotiate and restructure the Laidlaw Facility and Laidlaw Debentures. Although the outcome of the foregoing matters is uncertain, management believes that the likely outcome will have no material impact on the Company's financial position, cash flows or results of operations.

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

Investments and Security Deposits

     At December 31, 2000, the Company held one equity security and several debt securities which are classified as "available-for-sale" securities and reported at fair value. Any temporary gains and losses associated with changes in market value of the securities are excluded from operating results and are recognized, net of taxes, as a separate component of stockholders' equity until realized. Fair value of securities is determined based on market prices and gains and losses are determined using the securities' cost.

     During 1999, the Company's equity investment had ceased trading on a national exchange and the Company accounted for this investment on the historical cost basis at December 31, 1999. During 2000, this investment resumed active trading at a significantly lower trading value than its historical cost. As a result, the Company recognized in its operating results for 2000 a permanent reduction of value of $1.8 million, before taxes, for this investment.

Goodwill

     Goodwill represents the excess of cost over fair value of assets as prescribed by the purchase method of accounting. The Company is amortizing goodwill on a straight-line basis over a 10 to 30 year period. Periodically, the Company evaluates goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded asset costs.

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

Insurance Coverage

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

Environmental Reserves

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

3. STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

     Cash paid for interest was $22.4 million, $22.3 million and $26.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. During the year ended December 31, 2000, the Company made cash payments of $5.8 million to Laidlaw for the Company's share of federal income taxes, based upon the Company's separate taxable income, incurred by Laidlaw on its U.S. consolidated tax return for the tax year ended August 31, 1999. There were no cash payments for federal income taxes for the years ended December 31, 1999 and 1998.

     In 2000, non-cash investing and financing activities included the issuance of $33.3 million of subordinated debt to Laidlaw in satisfaction of accounts payable due from the Company to Laidlaw and $3.2 million of buses acquired under a capital lease. In 1999, non-cash investing and financing activities included a sale of property in exchange for a $2 million note that was repaid in 2000. In 1998, non-cash activity included a garage that was acquired under a capital lease for $1.0 million.

4. INVENTORIES

     Inventories consisted of the following (in thousands):

                                                     DECEMBER 31,
                                                ----------------------
                                                  2000         1999
                                                ---------    ---------
     Service parts ..........................   $   4,854    $   4,770
     Fuel ...................................         874          984
     Food service operations ................       2,089        1,966
                                                ---------    ---------
        Total Inventories ...................       7,817        7,720
        Less:  Allowance for shrinkage ......         (29)        (226)
                                                ---------    ---------
           Inventories, net .................   $   7,788    $   7,494
                                                =========    =========

5. PREPAID EXPENSES

     Prepaid expenses consisted of the following (in thousands):

                                                      DECEMBER 31,
                                                ---------------------
                                                   2000        1999
                                                ---------   ---------
     Taxes and licenses .....................   $   1,593   $   3,521
     Rents ..................................       1,203       1,238
     Other ..................................       2,051         935
                                                ---------   ---------
       Prepaid expenses .....................   $   4,847   $   5,694
                                                =========   =========

6. BENEFIT PLANS

Pension Plans

     The Company has nine defined benefit pension plans. The first plan (the "ATU Plan") covers substantially all of the ongoing hourly employees hired before November 1, 1983. The ATU Plan provides normal retirement benefits to the covered employees based upon a percentage of average final earnings, reduced pro rata for service of less than 15 years. Participants in this plan will continue to accrue benefits as long as no contributions are due from the Company. In the event a contribution is required, the plan benefits will be frozen until such time as the assets of the plan exceed 115% of the plan liabilities. The second plan covered salaried employees through May 7, 1990, when the plan was curtailed. The third plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics represented by the International Association of Machinists and Aerospace Workers. The fourth plan covered substantially all employees at Vermont Transit through June 30, 2000, when the plan was curtailed. The remaining plans are held by T.N.M.&O. and Carolina Coach and cover substantially all of their salaried and hourly personnel. It is the Company's policy to fund the minimum required contribution under existing laws.

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999       1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
   COMPONENTS OF NET PERIODIC PENSION COST:

   Service Cost ..................................   $  4,953    $  5,309    $  4,614
   Interest Cost .................................     51,966      50,605      51,011
   Expected Return on Assets .....................    (58,725)    (56,785)    (57,507)
   Amortization of Actuarial (Gain) Loss .........        438         (34)        303
                                                     --------    --------    --------
   Net Periodic Pension (Income) .................   $ (1,368)   $   (905)   $ (1,579)
                                                     ========    ========    ========


                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                                    2000         1999
                                                                 ----------    ----------
                                                                       (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:

Benefit Obligation at Beginning of Year .......................   $ 736,138    $ 749,372
Service Cost ..................................................       4,953        5,309
Interest Cost .................................................      51,966       50,605
Plan Participants' Contributions ..............................         110          210
Actuarial (Gain) Loss .........................................     (14,915)       9,922
Benefits Paid .................................................     (79,779)     (79,280)
                                                                  ---------    ---------
Benefit Obligation at End of Year .............................   $ 698,473    $ 736,138
                                                                  ---------    ---------

CHANGE IN PLAN ASSETS:

Fair Value of Plan Assets at Beginning of Year ................   $ 795,466    $ 810,160
Actual Return on Plan Assets ..................................      20,554       61,699
Employer Contributions ........................................       3,747        2,677
Plan Participants' Contributions ..............................         110          210
Benefits Paid .................................................     (79,779)     (79,280)
                                                                  ---------    ---------
Fair Value of Plan Assets at End of Year ......................   $ 740,098    $ 795,466
                                                                  ---------    ---------

Funded Status .................................................   $  41,625    $  59,328
Unrecognized Net Gain .........................................      (4,473)     (27,291)
                                                                  ---------    ---------
Prepaid Benefit Cost (Net Amount Recognized) ..................   $  37,152    $  32,037
                                                                  =========    =========

AMOUNTS RECOGNIZED IN THE STATEMENTS OF FINANCIAL POSITION:

Prepaid Benefit Cost ..........................................   $  32,483    $  29,983
Accrued Benefit Liability .....................................      (3,205)      (1,831)
Accumulated Other Comprehensive Loss ..........................       7,874        3,885
                                                                  ---------    ---------
Prepaid Benefit Cost (Net Amount Recognized) ..................   $  37,152    $  32,037
                                                                  =========    =========

     As of December 31, 2000, two of the Company's pension plans have accumulated benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $43,438, $43,438 and $41,316, respectively. As of December 31, 1999, two of the Company's pension plans have accumulated benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $39,020, $39,020 and $38,455, respectively. As of December 31, 2000, four of the Company's pension plans have projected benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $49,514, $48,856 and $47,328, respectively. As of December 31, 1999, three of the Company's pension plans have projected benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $43,112, $42,403 and $42,548, respectively.

     Plan assets consist primarily of government-backed securities, corporate equity securities, guaranteed insurance contracts, annuities and corporate debt obligations.

     In determining the benefit obligations and service costs for the Company's defined benefit pension plans, the following assumptions were used:

                                                                 YEARS ENDED DECEMBER 31,
                                                                 -------------------------
                                                                     2000         1999
                                                                 ------------  -----------
   WEIGHTED-AVERAGE ASSUMPTIONS FOR END OF YEAR DISCLOSURE:

   Discount Rate ...............................................        7.76%        7.27%
   Rate of Salary Progression ..................................        4.10%        4.18%
   Expected Long-Term Rate of Return on Plan Assets ............        7.78%        7.83%

     Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions," required the Company to record an increase in the additional minimum liability of $2.6 million, net of a tax benefit of $1.4 million as of December 31, 2000 and a decrease in the additional minimum liability of $4.0 million, net of a $1.8 million tax liability as of December 31, 1999. These amounts are reflected as a component of comprehensive income.

     Included in the above is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics, for which the Company made contributions of $0.8 million and $0.6 million for the years ended December 31, 2000 and 1999, respectively.

Cash or Deferred Retirement Plans

     The Company sponsors 401(k) cash or deferred retirement plans that cover substantially all of its ongoing salaried, hourly and represented employees. Costs to the Company related to these plans were $3.3 million, $2.9 million, and $1.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Other Plans

     A contributory trusteed health and welfare plan has been established for all active hourly employees which are represented by collective bargaining agreements and a contributory health and welfare plan has been established for salaried employees and hourly employees who are not represented by collective bargaining agreements. For the years ended December 31, 2000, 1999 and 1998, the Company incurred costs of $27.5 million, $21.9 million, and $18.1 million, respectively, related to these plans. No post-retirement health and welfare plans exist.

     The Company also has a Supplemental Executive Retirement Plan (the "SERP"), which covers only key executives of the Company. During 1995, the SERP was converted from a defined benefit plan to a defined contribution plan. For the years ended December 31, 2000, 1999 and 1998, the Company incurred costs of $0.7 million, $0.8 million and $0.6 million, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                          DECEMBER 31,
                                                    ----------------------
                                                      2000         1999
                                                    ---------    ---------
   Land and improvements ........................   $  83,310    $  85,173
   Structures and improvements
     Owned ......................................     129,200      120,660
     Capitalized leased assets ..................       1,397        1,395
     Lease interests ............................       4,376        4,376
     Leasehold improvements .....................      38,989       37,633
   Revenue equipment
     Owned ......................................     242,707      221,990
     Capitalized leased assets ..................      21,719       23,153
     Leasehold improvements .....................       5,918        5,278
   Furniture and fixtures .......................      60,275       57,850
   Vehicles, machinery and equipment ............      14,903       12,842
                                                    ---------    ---------
   Property, plant and equipment ................     602,794      570,350
       Accumulated depreciation .................    (193,724)    (173,273)
                                                    ---------    ---------
           Property, plant and equipment, net ...   $ 409,070    $ 397,077
                                                    =========    =========

     During 2000, the Company took delivery of 289 new buses, all but 50 of which were manufactured by Motor Coach Industries, Inc. ("Motor Coach"). The Company purchased 117 of these buses, 162 were financed as long-term operating leases and 10 were financed as capital leases. In addition, the Company purchased 46 buses from an expiring operating lease.

     During 1999, the Company took delivery of 353 new buses, all of which were manufactured by Motor Coach. The Company purchased 302 of these buses, and the remaining were financed as long-term operating leases. In addition, the Company purchased 147 buses from expiring leases (97 from capital and 50 from operating leases).

     Accumulated depreciation of capitalized leased revenue equipment amounted to $4.8 million and $5.0 million at December 31, 2000, and 1999, respectively.

8. INSURANCE AND SECURITY DEPOSITS

    Insurance and security deposits consisted of the following (in thousands):

                                                        DECEMBER 31,
                                                   ---------------------
                                                      2000        1999
                                                   ---------   ---------
   Insurance deposits ..........................   $  17,294   $  15,270
   Security deposits ...........................       6,095       5,642
   Other .......................................       1,303       1,308
                                                   ---------   ---------
           Insurance and security deposits .....   $  24,692   $  22,220
                                                   =========   =========

9. INTANGIBLE ASSETS

     Intangible assets consisted of the following (in thousands):

                                            DECEMBER 31,
                                       ----------------------
                                         2000         1999
                                       ---------    ---------
   Trademarks ......................   $  10,237    $  10,198
   Software ........................      42,463       37,151
   Debt issuance costs .............       8,829        6,254
   Deferred lease costs ............       3,847        3,847
   Other ...........................         206          196
                                       ---------    ---------
   Intangible assets ...............      65,582       57,646
     Accumulated amortization ......     (37,571)     (31,825)
                                       ---------    ---------
       Intangible assets, net ......   $  28,011    $  25,821
                                       =========    =========

     Trademarks are amortized using the straight-line method over 15 years.

10. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                          ---------------------
                                                             2000        1999
                                                          ---------   ---------
   Compensation, benefits and payroll-related taxes ...   $  25,274   $  22,491
   Unvouchered invoices ...............................      11,730      12,693
   Interest ...........................................       4,255       3,971
   Operating, property and income taxes ...............       7,647       6,455
   Other expenses .....................................      17,901      16,727
                                                          ---------   ---------
       Accrued liabilities ............................   $  66,807   $  62,337
                                                          =========   =========

11. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                               DECEMBER 31,
                                                                          ----------------------
                                                                            2000         1999
                                                                          ---------    ---------
Secured Indebtedness
  Revolving bank loan, prime plus 0.50% or LIBOR plus 2.0% (weighted
    average 8.7% at December 31, 2000) due 2002 ......................... $  62,148    $      --
  Capital lease obligations (weighted average 9.9% at December 31, 2000
    and 10.7% at December 31, 1999) due through 2033 ....................    18,629       18,752
  Real estate mortgages (weighted average 8.3% at December 31, 2000
     and 8.6% at December 31, 1999) due through 2005 ....................       284          633
Unsecured Indebtedness
  11 1/2% Senior notes, due 2007 ........................................   150,000      150,000
  Laidlaw subordinated debt (5.9% at December 31, 2000) due 2003 ........    33,604           --
  8 1/2% Convertible debentures, due 2007 ...............................     5,674        6,064
  Other long-term debt (weighted average 8.6% at December 31, 2000
  and 8.3% at December 31, 1999) due through 2003 .......................     2,627        4,803
                                                                          ---------    ---------
Long-term debt ..........................................................   272,966      180,252
  Less current maturities ...............................................    (5,079)      (5,671)
                                                                          ---------    ---------
      Long-term debt, net ............................................... $ 267,887    $ 174,581
                                                                          =========    =========

Revolving Credit Facility

     On October 24, 2000, the Company entered into a two-year, $125 million revolving credit facility, with a $25 million letter of credit sub-facility, ("Revolving Credit Facility") with Foothill Capital Corporation. Letters of credit or borrowings are available under the Revolving Credit Facility subject to a maximum of $125 million based upon 85% of the appraised wholesale value of certain bus collateral and 50% of the fair market value of certain real property collateral. As of December 31, 2000, the Company had availability of $62.9 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility initially bear interest at a rate equal to Wells Fargo Bank's prime rate plus 0.50% per annum or LIBOR plus 2.0% as selected by the Company. After December 31, 2000, the interest rates are subject to quarterly adjustment based upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization as defined in the agreement ("EBITDA") for the four previous quarters. Initially, letter of credit fees were 2.00% per annum based upon the maximum amount available to be drawn under each letter of credit. After December 31, 2000, letter of credit fees are based on the then applicable LIBOR margin. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company and the stock and assets of certain of its subsidiaries. The Revolving Credit Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to EBITDA ratio; minimum EBITDA to interest ratio; minimum shareholder's equity; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interest, payment of dividends and transactions with affiliates, including Laidlaw. As of December 31, 2000, the Company was in compliance with all such covenants.

11 1/2% Senior Notes

     The Company's 11 1/2% Senior Notes due 2007 (the "11 1/2% Senior Notes") bear interest at the rate of 11 1/2% per annum, payable each April 15 and October 15. The 11 1/2% Senior Notes are redeemable at the option of the Company in whole or in part, at any time on or after April 15, 2002, at redemption prices of 105.750% in 2002, 103.834% in 2003, 101.917% in 2004 and 100% in 2005
and thereafter plus any accrued but unpaid interest. The 11 1/2% Senior Note indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, sell assets or enter into certain mergers or consolidations. As of December 31, 2000, the Company was in compliance with all such covenants.

Laidlaw Subordinated Debt

     Subsequent to the completion of the Revolving Credit Facility transaction, the Company paid $43 million of intercompany amounts due to Laidlaw, with all remaining intercompany amounts then due converting to an intercompany loan subordinate to the Revolving Credit Facility. The intercompany loan matures 91 days after the maturity of the Revolving Credit Facility. Interest on the loan accrues at the Applicable Federal Rate and is payable at maturity.

8 1/2% Convertible Debentures

     Interest on the 8 1/2% Convertible Subordinated Debentures due 2007 ("Convertible Debentures") is payable semiannually (each March 31 and September
30). Prior to the Merger, the Convertible Debentures were convertible into shares of Common Stock at any time prior to maturity (unless earlier redeemed or repurchased), at a conversion rate of approximately 80.81 shares of Common Stock per $1,000 principal amount of Convertible Debentures. Following the Merger, the Convertible Debentures may be converted into $525.27 in cash per $1,000 principal amount of Convertible Debentures.

     At December 31, 2000, maturities of long-term debt for the next five years ending December 31 and all years thereafter, are as follows (in thousands):


             2001.............................................  $    5,079
             2002.............................................      67,037
             2003.............................................      40,922
             2004 ............................................         688
             2005 ............................................         696
             Thereafter.......................................     158,544
                                                                ----------
                                                                $  272,966
                                                                ==========

     For the year ended December 31, 1999, the Company recorded an extraordinary loss of $1.9 million, net of tax benefit of $1.0 million, related to the termination of the Company's previous revolving credit facility. The amount represents the write-off of previously incurred debt issuance costs that were being amortized over the life of the revolving credit facility.

12. INCOME TAXES

Tax Allocation Agreement

Effective with the Merger, the Company became a member of Laidlaw's U.S. consolidated tax return group ("U.S. Group") and subject to a tax allocation agreement. The Company is allocated its share of the tax liability of the U.S. Group or receives a benefit for any losses used by the U.S. Group based on its separate taxable income or loss.

Income Tax Provision

     The income tax provision (benefit) consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
     Current
        Federal ..................................   $  2,087    $  2,313    $  6,843
        State ....................................      1,525         868         862
                                                     --------    --------    --------
              Total Current ......................      3,612       3,181       7,705
                                                     --------    --------    --------

     Deferred
        Federal ..................................      5,137      (7,843)    (22,376)
        State ....................................     (1,047)         50      (2,185)
                                                     --------    --------    --------
              Total Deferred .....................      4,090      (7,793)    (24,561)
                                                     --------    --------    --------
              Income tax provision (benefit) .....   $  7,702    $ (4,612)   $(16,856)
                                                     ========    ========    ========

     Additionally, the Company recorded a $1.0 million benefit for income taxes as an offset to the extraordinary loss recorded in 1999.

Effective Tax Rate

     The differences, expressed as a percentage of income before taxes and extraordinary item, between the statutory and effective federal income tax rates are as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                        2000      1999       1998
                                                                       ------    ------     ------
     Statutory tax rate ............................................     35.0%    (35.0)%     35.0%
     State income taxes, net of federal benefit ....................      1.5       3.4        4.6
     Recognition of previously unrecognized deferred tax assets ....       --        --     (132.6)
     Other .........................................................      1.5       5.6        4.0
                                                                       ------    ------     ------
        Effective tax rate .........................................     38.0%    (26.0)%    (89.0)%
                                                                       ======    ======     ======

Deferred Tax Assets

   Significant components of deferred income taxes were as follows (in thousands):

                                                                         DECEMBER 31,
                                                                    --------------------
                                                                      2000        1999
                                                                    --------    --------
   Deferred Tax Assets
     Federal and state NOL carryforwards ........................   $ 76,975    $ 54,427
     Other accrued expenses and liabilities .....................     12,653      20,295
     Other deferred tax assets ..................................      1,197         701
                                                                    --------    --------
       Total deferred tax assets ................................     90,825      75,423
                                                                    --------    --------
   Deferred Tax Liabilities

     Tax over book depreciation and amortization ................     18,649      20,881
     Pension cost for tax purposes in excess of books ...........      8,840       8,791
     Other deferred tax liabilities .............................        146         967
                                                                    --------    --------
       Total deferred tax liabilities ...........................     27,635      30,639
                                                                    --------    --------
   Net deferred tax assets ......................................     63,190      44,784
   Valuation allowance ..........................................    (25,050)     (3,950)
                                                                    --------    --------
       Net deferred tax assets, net of valuation allowance ......   $ 38,140    $ 40,834
                                                                    ========    ========

     During 2000, the Company recorded a $23.1 million increase in the valuation allowance for net operating losses from prior years which may not be used before they expire. Also in 2000, a $2.0 million reduction in the valuation allowance was recorded due to the expiration of a net operating loss of a subsidiary, which could only be used against its income.

Availability and Amount of NOL's

As a result of the ownership change from the Merger and in a previous period,
Section 382 of the Internal Revenue Code places an annual limitation on the amount of federal net operating loss ("NOL") carryforwards which the Company and the U.S. group may utilize. Consequently, the Company's NOL carryforwards are subject to an annual limitation of $22.2 million and a fifteen to twenty year carryforward period. The NOL carryforwards of $203.8 million expire as follows (in thousands):


             2005.............................................  $   55,511
             2006.............................................       2,865
             2007.............................................      10,019
             2008.............................................      18,239
             2009.............................................      30,128
             2010.............................................      20,105
             2011 ............................................      18,815
             2018 ............................................      46,811
             2020.............................................       1,272
                                                                ----------
                                                                $  203,765
                                                                ==========

During 2000, the Company refined its calculation of the amount of a Section 382 limit from a previous ownership change which resulted in additional NOLs of $66 million related to previous periods. At December 31, 2000, the Company has recorded a valuation allowance of $23.1 million for federal net operating losses which may not be used before they expire.

Included in the deferred tax assets at December 31, 2000 is $5.6 million, less a valuation allowance of $2.0 million, for the Company's various state NOLs which have carryforward periods of 3 to 20 years and expiration dates of 2001 and later.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

     For cash and cash equivalents, accounts receivable and revolving bank loans, the carrying amounts reported in the Consolidated Statements of Financial Position approximate fair value. The fair values of the short-term deposits and long-term insurance deposits and security deposits are based upon quoted market prices at December 31, 2000 and 1999, where available. For the portion of short-term deposits and long-term insurance deposits where no quoted market price is available, the carrying amounts are believed to approximate fair value. For the Laidlaw indebtedness and other long-term debt, the fair values are estimated using discounted cash flow analysis, based upon the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Senior Notes and the Convertible Debentures were based upon quoted market prices at December 31, 2000 and 1999.

     The carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):

                                                            DECEMBER 31, 2000         DECEMBER 31, 1999
                                                          ----------------------    ----------------------
                                                         CARRYING       FAIR       CARRYING       FAIR
                                                           AMOUNT        VALUE       AMOUNT        VALUE
                                                          ---------    ---------    ---------    ---------
     Other Current Assets
       Other Deposits .................................   $     345    $     345    $     289    $     289
     Insurance and Security Deposits
       Insurance Deposits .............................      17,294       17,294       15,270       15,270
       Security Deposits ..............................       6,095        6,095        5,642        5,642
     Long-Term Debt
       Laidlaw subordinated debt ......................     (33,604)     (29,646)          --           --
       11 1/2% Senior Notes ...........................    (150,000)    (112,500)    (150,000)    (168,000)
       8 1/2% Convertible Subordinated Debentures .....      (5,674)      (2,865)      (6,064)      (6,200)
       Other Long-term Debt ...........................     (21,540)     (21,945)     (24,188)     (23,666)

14. LEASE COMMITMENTS

     The Company leases certain operating vehicles and terminals from various parties pursuant to capital and operating lease agreements expiring at various dates through 2065. The leases on most of the operating vehicles contain certain purchase provisions or residual value guarantees and have terms of typically seven years. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $122.4 million, of which the Company has guaranteed $76.4 million. To date, the Company has never incurred any liability as a result of residual value guarantees.

     For the years ended December 31, 2000, 1999 and 1998, rental expenses for all operating leases (net of sublease rental income of approximately $3.5 million, $2.8 million and $2.2 million, respectively) amounted to $71.0 million, $76.5 million and $60.0 million, respectively. Rental expenses for bus operating leases, excluding casual rents and other short term leases during peak periods, amounted to $42.0 million, $39.4 million and $34.4 million in 2000, 1999 and 1998, respectively.

     At December 31, 2000, scheduled future minimum payments (excluding any payment related to the residual value guarantee which may be due upon termination of the lease) for the next five years ending December 31, under the capital leases and non-cancelable operating leases are as follows (in thousands):

                                                                               CAPITAL         OPERATING
                                                                               LEASES           LEASES
                                                                             ---------        ----------
           2001...........................................................   $   5,169        $   68,689
           2002...........................................................       5,486            58,354
           2003...........................................................       7,409            62,250
           2004...........................................................         927            55,856
           2005...........................................................         927            43,355
           Thereafter.....................................................       3,393            45,388
                                                                             ---------        ----------
                   Total minimum lease payments...........................      23,311        $  333,892
                                                                                              ==========
               Amounts representing interest..............................       4,682
                                                                             ---------
                   Present value of minimum lease payments................   $  18,629
                                                                             =========

15. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 46 active and 11 inactive locations have been identified as sites requiring potential clean-up and/or remediation as of December 31, 2000. Additionally, the Company has, or has assumed, potential liability with respect to two active and eight inactive locations which the Environmental Protection Agency ("EPA") has designated as Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of nominal settlement amounts.

     The Company has recorded a total environmental reserve of $8.3 million at December 31, 2000 of which approximately $1.5 million is indemnifiable by the predecessor owner of the Company's domestic bus operations, now known as Viad Corp. The environmental reserve relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. The Company expects the majority of this environmental liability to be paid over the next five to ten years. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

NEW YORK PORT AUTHORITY

     The Company operates out of its largest sales location, the Port Authority Bus Terminal of New York (the "Port Authority"), on a month-to-month basis pursuant to a license agreement which expired in 1994. The Company's fee is based upon a fixed charge for dedicated space, a fixed charge for each departing bus and a percentage of certain ticket sales. Because the majority of the other bus operators utilizing the Port Authority are principally commuter or local transit operators which are exempt from paying license fees on their sales, the Company pays a disproportionate share of the total fees received from bus operators that use the Port Authority relative to the Company's share of bus departures, passengers, bus gates or square footage utilized. The Company has been negotiating with the Port Authority for several years to structure a market-based fee for the renewal of the license agreement and, beginning in June 1999, without Port Authority concurrence, began paying a lower fixed fee in lieu of a percentage of sales. The lower fee payment was based on the Company's research of the local real estate market in Midtown Manhattan and transportation facilities nationwide, both of which demonstrate that this fee reflects fair market value. Nevertheless, because the Company does not have a revised agreement in place, the Company has continued to accrue for the license fee based upon the 1994 agreement and, as of February 28, 2001, has an accrued rents payable to the Port Authority of $15.9 million. At this time it is unknown whether or not the Company will be able to successfully negotiate a renewal of the license agreement on terms more favorable than the currently expired agreement or, if successful, whether or not the terms of the new agreement will be applied retroactively.

POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

     The Company maintains nine defined benefit pension plans, the most significant of which (the ATU Plan) covers approximately 14,900 current and former employees, fewer than 1,300 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and over 85% of its participants are over the age of 50. For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. Based upon the application of this table and other actuarial and investments assumptions, the Company believes that the ATU Plan is adequately funded.

     For funding purposes, legislation passed by the United States Congress in 1994, and amended in 1997, mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Nevertheless, based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by current regulations, and further assuming the Company can obtain investment returns consistent with long-term trends and assumptions, the Company does not anticipate that it will be required to make significant contributions to the ATU Plan during the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return or that contributions to the ATU Plan will not be significant. Additionally, there can be no assurance that new regulations may result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make substantial contributions in the future.

REDEEMABLE PREFERRED STOCK

     During 1997, the Company issued 2,400,000 shares of 8 1/2% convertible exchangeable preferred stock ("the Preferred Stock"). The Preferred Stock carries a liquidation preference of $25.00 per share plus accumulated and unpaid dividends. Dividends accrue at a rate per annum equal to 8 1/2% of the liquidation preference per share of Preferred Stock and are payable quarterly in arrears on February 1, May 1, August 1 and November 1. Each share of Preferred Stock is convertible into $33.33 in cash which, based upon the number of shares outstanding at December 31, 2000, results in a total conversion value of $3.5 million. The Company is recording the conversion of Preferred Stock as a reduction in the carrying value with the excess deducted from paid in capital. In late March 2001, the Company issued a redemption notice to the holders of all outstanding shares of Preferred Stock. Any shares which have not been validly tendered for conversion by April 27, 2001 will be redeemed by the Company at a price per share of $26.74625 which includes accumulated and unpaid dividends through the redemption date.

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

16. RELATED PARTY TRANSACTIONS

     Following the Merger, the Company began to purchase its insurance through Laidlaw. The Company has a $50,000 deductible for property damage claims and no deductible for all other claims. As a result, there is no insurance reserve associated with claims arising after March 16, 1999. For the years ended December 31, 2000 and 1999, the Company has recorded $44.2 million and $31.7 million in insurance expense under this program respectively, which the Company believes is comparative to the cost under its previous insurance program. Additionally, on December 31, 1999, the Company transferred liability for all known and unknown claims, and all related insurance reserves, associated with the period prior to March 16, 1999 to Laidlaw for aggregate consideration of $24.0 million, which equaled the book value of the reserves.

     During the year ended December 31, 2000, the Company made cash payments of $5.8 million to Laidlaw for the Company's share of federal income taxes, based upon the Company's separate taxable income, incurred by Laidlaw on its U.S. consolidated tax return for the tax year ended August 31, 1999.

     During 2000, the Company issued $33.3 million of subordinated debt to Laidlaw in satisfaction of accounts payable due from the Company to Laidlaw. At December 31, 2000, $33.6 million was outstanding on this note.

     Laidlaw provides certain management services to the Company including risk management, income tax and treasury services. During the year ended December 31, 2000, Laidlaw charged the Company $2.3 million for these services.

     Laidlaw has provided credit support in the form of corporate guarantees and letters of credit for certain of the Company's operating leases. As of December 31, 2000, Laidlaw has guaranteed $136.1 million of future minimum lease payments on buses under lease by the Company, and has provided $22.0 million in letters of credit.

     The Company's SERP has been funded, through a rabbi trust, with a $3.0 million letter of credit issued by Laidlaw.

     Certain of the Company's employees participate in a stock option program offered by Laidlaw.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years ended December 31, 2000 and 1999 are as follows (in thousands):

                                                             FIRST           SECOND          THIRD         FOURTH
               YEAR ENDED DECEMBER 31, 2000                  QUARTER         QUARTER        QUARTER        QUARTER
               ----------------------------                 --------       ---------      ---------       ---------
Operating revenues......................................     $215,085       $258,839       $291,275        $249,118
Operating expenses......................................      224,520        242,113        262,016         241,868
                                                            ---------      ---------      ---------       ---------
Operating income (loss).................................       (9,435)        16,726         29,259           7,250
Interest expense........................................        5,152          5,870          5,590           6,930
Income tax provision (benefit)..........................       (4,748)         3,255         10,243          (1,048)
Minority interest.......................................          (52)          (111)             7             142
                                                            ----------     ----------     ---------       ---------
Net income (loss).......................................    $  (9,787)     $   7,712      $  13,419       $   1,226
                                                            =========      =========      =========       =========


                                                             FIRST           SECOND          THIRD         FOURTH
               YEAR ENDED DECEMBER 31, 1999                  QUARTER         QUARTER        QUARTER        QUARTER
               ----------------------------                 --------       ---------      ---------       ---------
Operating revenues......................................   $  195,307      $ 228,945     $  268,799      $  232,939
Operating expenses......................................      207,719        220,247        242,785         229,709
                                                            ---------      ---------      ---------       ---------
Operating income (loss).................................      (12,412)         8,698         26,014           3,230
Settlement of stock options.............................       19,929          1,365              -               -
Interest expense........................................        6,280          5,377          5,304           5,032
Income tax provision (benefit)..........................      (17,353)           881         10,789           1,071
Minority interest.......................................           56            267            460             495
                                                            ---------      ---------      ---------       ---------
Net income (loss) before extraordinary item.............      (21,324)           808          9,461          (3,368)
Extraordinary item......................................        1,607              -              -             290
                                                            ---------      ---------      ---------       ---------
Net income (loss).......................................    $ (22,931)     $     808      $   9,461       $  (3,658)
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

                                                                     SCHEDULE II

                   GREYHOUND LINES, INC. AND SUBSIDIARIES (a)
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            ADDITIONS      ADDITIONS
                                                BALANCE AT  CHARGED TO     CHARGED TO                     BALANCE
                                                BEGINNING   COSTS AND        OTHER                        AT END
           CLASSIFICATION                        OF YEAR    EXPENSES       ACCOUNTS     DEDUCTIONS        OF YEAR
           --------------                       --------    --------       --------    ------------       --------
December 31, 1998:
    Allowance for Doubtful Accounts .........   $    268    $    342       $    (40)   $   (372)(b)      $    198
    Inventory Reserves ......................        175          30             --          --               205
    Accumulated Amortization of
       Intangible Assets ....................     22,188       6,908             --        (594)(c)        28,503
    Environmental and Insurance
       Reserves .............................     57,965      35,237         (1,021)    (31,822)(d)        60,359
                                                --------    --------       --------    --------          --------
         Total Reserves and Allowances ......   $ 80,596    $ 42,517       $ (1,061)   $(32,788)         $ 89,265
                                                ========    ========       ========    ========          ========

December 31, 1999:
    Allowance for Doubtful Accounts .........   $    198    $    510       $    224    $   (530)(b)      $    402
    Inventory Reserves ......................        205          21             --          --               226
    Accumulated Amortization of
       Intangible Assets ....................     28,503       4,996             --      (1,674)(c)        31,825
    Environmental and Insurance
    Reserves ................................     60,359      10,026             --     (63,072)(d)         7,313
                                                --------    --------       --------    --------          --------
         Total Reserves and Allowances ......   $ 89,265    $ 15,553       $    224    $(65,276)         $ 39,766
                                                ========    ========       ========    ========          ========

December 31, 2000:
    Allowance for Doubtful Accounts .........   $    402    $    535       $    202    $   (741)(b)      $    398
    Inventory Reserves ......................        226          --             --        (197)(e)            29
    Accumulated Amortization of
       Intangible Assets ....................     31,825       5,769             --         (23)(c)        37,571
    Environmental Reserves ..................      7,313         105          1,763        (887)(d)         8,294
                                                --------    --------       --------    --------          --------
         Total Reserves and Allowances ......   $ 39,766    $  6,409       $  1,965    $ (1,848)         $ 46,292
                                                ========    ========       ========    ========          ========

---------

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

(e)  Write-off of inventory shrinkage.

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

                                                                                                  PAGE NO.
                                                                                                  --------
     Management Report on Responsibility for Financial Reporting.................................      19
     Reports of Independent Public Accountants...................................................      20
     Consolidated Statements of Financial Position at December 31, 2000 and 1999.................      22
     Consolidated Statements of Operations for the years ended December 31, 2000, 1999
       and 1998..................................................................................      23
     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000,
       1999 and 1998.............................................................................      24
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999
       and 1998..................................................................................      25
     Notes to Consolidated Financial Statements..................................................      26
     Schedule II - Valuation and Qualifying Accounts.............................................      42

3. EXHIBITS


       3.1   --   Restated Certificate of Incorporation of Greyhound Lines, Inc.(11)

       3.2   --   Bylaws of Greyhound Lines, Inc.  (11)

       4.1   --   Indenture governing the 8 1/2% Convertible Subordinated
                  Debentures due March 31, 2007, including the form of 8 1/2%
                  Convertible Subordinated Debentures due March 31, 2007.  (1)

       4.2   --   First Supplemental Indenture to the 8 1/2% Convertible
                  Subordinated Debentures Indenture between the Registrant and
                  Shawmut Bank Connecticut,  N.A., as Trustee.(2)

       4.3   --   Second Supplemental Indenture to the 8 1/2% Convertible
                  Subordinated Debentures Indenture between the Registrant and
                  State Street Bank and Trust Company, as trustee.  (11)

       4.4   --   Indenture, dated April 16, 1997, by and among the Company, the Guarantors and PNC Bank, N.A., as Trustee.(5)

       4.5   --   First Supplemental Indenture dated as of July 9, 1997 between the Registrant and PNC Bank, N.A. as Trustee.(8)

       4.6   --   Second Supplemental Indenture dated as of August 25, 1997
                  between the Registrant and PNC Bank, N.A. as Trustee. (9)

       4.7   --   Third Supplemental Indenture dated as of February 1, 1999, between the Registrant and Chase Manhattan Trust Company as
                  Trustee.(12)

       4.8   --   Fourth Supplemental Indenture dated as of May 14, 1999,
                  between the Registrant and Chase Manhattan Trust Company as
                  Trustee.(12)


      4.9    --   Form of 11 1/2% Series A Senior Notes due 2007.(5)

      4.10   --   Form of 11 1/2% Series B Senior Notes due 2007.(7)

      4.11   --   Form of Guarantee of 11 1/2% Series A and B Senior Notes.(7)

      4.12   --   Indenture dated April 16, 1997, by and between the Company and
                  U.S.  Trust of Texas,  N.A., as Trustee.(6)

      10.1   --   Greyhound Lines, Inc. Supplemental Executive Retirement Plan.(3)

      10.2   --   First Amendment to Supplemental Executive Retirement Plan.(4)

      10.3   --   Second Amendment to Supplemental Executive Retirement Plan.(11)

      10.4   --   Supplemental Executive Retirement Plan Trust Agreement (11)

      10.5   --   Second Amended Employment Agreement dated March 16, 1999,
                  between Registrant and Craig R. Lentzsch.(11)

      10.6   --   Second Amended Employment Agreement dated March 16, 1999,
                  between Registrant and John Werner Haugsland.(11)

      10.7   --   First Amendment to the Second Amended Executive Employment
                  Agreement dated December 1999 between Registrant and John
                  Warner Haugsland.(13)

      10.8   --   Affiliated Companies Demand Loan Agreement dated March 16,
                  1999, between the Registrant and Laidlaw Transportation Inc. (13)

      10.9   --   Tax Allocation Agreement dated June 1, 1982, between the
                  Registrant and Laidlaw Transportation Inc.(13)

     10.10   --   Loss Portfolio Transfer Agreement dated December 31, 1999, between the Registrant and Laidlaw Transportation Inc.(13)

     10.11   --   Memorandum of Agreement, dated September 30, 1998, between the Registrant and the Amalgamated Transit Union National
                  Local 1700. (10)

     10.12   --   1998 Stock Option Plan for ATU Represented Drivers and
                  Mechanics, dated July 22, 1998. (10)

     10.13   --   Greyhound Lines, Inc. Change in Control Severance Pay
                  Program.(10)

     10.14   --   Form of Change in Control Agreement between the Company and certain officers of the Company.(10)

     10.15   --   Loan and Security Agreement among Greyhound Lines, Inc.,  as
                  Borrower, the Financial Institutions named as Lenders, and
                  Foothill Capital Corporation as Agent dated October 24, 2000.(14)

     10.16   --   Intercompany Agreement dated as of October 24, 2000, between
                  Registrant and Laidlaw Transportation, Inc.(15)

     10.17   --   Termination Agreement dated as of October 24, 2000, between
                  Registrant and Laidlaw Transportation, Inc.(15)

        21   --   Subsidiaries of the Registrant.(15)

---------

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-47908) regarding the Registrant's Common Stock and 10% Senior Notes Due 2001 held by the Contested Claims Pool Trust.

(2) Incorporated herein by reference from the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference from the Company's Registration Statement on Form S-4 regarding the Company's 11 1/2% Series B Senior Notes due 2007.

(6) Incorporated by reference from the Company's Registration Statement on Form S-3 regarding the Company's 8 1/2% Convertible Exchangeable preferred Stock, Common Stock and 8 1/2% Convertible Subordinated Debentures due 2009.

(7)  Incorporated by reference from Amendment 1 to Form S-4 filed on June 27,
     1997.

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(10) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(11) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(12) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(13) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(14) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 27, 2000.

(15) Filed herewith.

 (b) REPORTS ON FORM 8-K

     On October 27, 2000, the Company filed a current report on Form 8-K with the Securities and Exchange Commission to report that Greyhound Lines, Inc. had entered into a two year $125 million revolving credit facility with Foothill Capital Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas and the State of Texas, on March 30, 2001.


                                       GREYHOUND LINES, INC.

                                       By:         /s/ CRAIG R. LENTZSCH
                                          --------------------------------------
                                                    Craig R. Lentzsch
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)

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

              Signature                                Title                                Date
              ---------                                -----                                ----
            /s/  JOHN R. GRAINGER               Director                                 March 30, 2001
------------------------------------------
              John R. Grainger


           /s/  CRAIG R. LENTZSCH               President and Chief                      March 30, 2001
------------------------------------------      Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)



           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 30, 2001
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                 (Principal Financial Officer)




            /s/  CHERYL W. FARMER               Vice President and Controller            March 30, 2001
------------------------------------------      (Principal Accounting Officer)
              Cheryl W. Farmer


CO-REGISTRANTS

ATLANTIC GREYHOUND LINES OF VIRGINIA, INC.



By:

           /s/  CRAIG R. LENTZSCH               Director, Chairman of the Board,         March 30, 2001
------------------------------------------      President and Chief Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)


            /s/  J. FLOYD HOLLAND               Director                                 March 30, 2001
------------------------------------------
              J. Floyd Holland

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 30, 2001
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                 (Principal Financial and Accounting
                                                Officer)


GLI HOLDING COMPANY



By:

           /s/  CRAIG R. LENTZSCH               Director, President and                  March 30, 2001
------------------------------------------      Chief Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)


           /s/  JACK W. HAUGSLAND               Director                                 March 30, 2001
------------------------------------------
              Jack W. Haugsland

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 30, 2001
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                 (Principal Financial and Accounting
                                                Officer)




GREYHOUND de MEXICO, S.A. de C.V.


By:

           /s/  CRAIG R. LENTZSCH               Director and President                   March 30, 2001
------------------------------------------      (Principal Executive Officer)
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 30, 2001
------------------------------------------
              Jack W. Haugsland

           /s/  JEFFREY W. SANDERS              Director                                 March 30, 2001
------------------------------------------
             Jeffrey W. Sanders

            /s/  CHERYL W. FARMER               Examiner                                 March 30, 2001
------------------------------------------      (Principal Financial and Accounting
              Cheryl W. Farmer                  Officer)





SISTEMA INTERNACIONAL de TRANSPORTE de AUTOBUSES, INC.



By:

           /s/  CRAIG R. LENTZSCH               Director, President, and                 March 30, 2001
------------------------------------------      Chief Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)


           /s/  JACK W. HAUGSLAND               Director                                 March 30, 2001
------------------------------------------
              Jack W. Haugsland

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 30, 2001
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                 (Principal Financial and Accounting
                                                Officer)


TEXAS, NEW MEXICO & OKLAHOMA COACHES, INC.



By:

           /s/  CRAIG R. LENTZSCH               Director and Chief                       March 30, 2001
------------------------------------------      Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)


           /s/  JACK W. HAUGSLAND               Director                                 March 30, 2001
------------------------------------------
              Jack W. Haugsland

            /s/  J. FLOYD HOLLAND               Director                                 March 30, 2001
------------------------------------------
              J. Floyd Holland

          /s/  ROBERT D. GREENHILL              Director                                 March 30, 2001
------------------------------------------
             Robert D. Greenhill

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 30, 2001
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                 (Principal Financial and Accounting
                                                Officer)





T.N.M. & O. TOURS, INC.


By:

           /s/  CRAIG R. LENTZSCH               Director and Chief                       March 30, 2001
------------------------------------------      Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)


           /s/  JACK W. HAUGSLAND               Director                                 March 30, 2001
------------------------------------------
              Jack W. Haugsland

            /s/  J. FLOYD HOLLAND               Director                                 March 30, 2001
------------------------------------------
              J. Floyd Holland

          /s/  ROBERT D. GREENHILL              Director                                 March 30, 2001
------------------------------------------
             Robert D. Greenhill

          /s/  RICHARD M. PORTWOOD              Director                                 March 30, 2001
------------------------------------------
             Richard M. Portwood

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 30, 2001
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                 (Principal Financial and Accounting
                                                Officer)


VERMONT TRANSIT CO., INC.


By:

           /s/  CRAIG R. LENTZSCH               Director, President and                  March 30, 2001
------------------------------------------      Chief Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)


           /s/  JACK W. HAUGSLAND               Director                                 March 30, 2001
------------------------------------------
              Jack W. Haugsland

            /s/  J. FLOYD HOLLAND               Director                                 March 30, 2001
------------------------------------------
              J. Floyd Holland

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 30, 2001
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                 (Principal Financial and Accounting
                                                Officer)

                                INDEX TO EXHIBITS


EXHIBIT NO                      DESCRIPTION
----------                      -----------
10.16        Intercompany Agreement dated as of October 24, 2000, between Registrant and Laidlaw Transportation, Inc.

10.17        Termination Agreement dated as of October 24, 2000, between Registrant and Laidlaw Transportation, Inc.

21           Subsidiaries of the Registrant