Form 10-Q
period 2001-03-31
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC
filed 2001-05-15
CIK 813040, 813041, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


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


     As of May 10, 2001, the registrant had 58,743,069 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.



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
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of March 31, 2001, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES


                                                                                                      PAGE NO.
                                                                                                      --------

PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements:
                    Interim Consolidated Statements of Financial Position as of
                       March 31, 2001 (Unaudited) and December 31, 2000............................       5
                    Interim Consolidated Statements of Operations for the
                       Three Months Ended March 31, 2001 and 2000 (Unaudited)......................       6
                    Condensed Interim Consolidated Statements of Cash Flows for the
                       Three Months Ended March 31, 2001 and 2000 (Unaudited)......................       7
                    Notes to Interim Consolidated Financial Statements (Unaudited).................       8

  Item 2.         Management's Narrative Analysis of  Results of Operations........................       9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................................................      13


SIGNATURES ........................................................................................      14

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                          MARCH 31,       DECEMBER 31,
                                                                                            2001              2000
                                                                                        ------------      ------------
                                                                                        (UNAUDITED)
Current Assets
    Cash and cash equivalents .....................................................     $      9,318      $     10,206
    Accounts receivable, less allowance for doubtful accounts of $312 and $398 ....           49,393            57,923
    Inventories, less allowance for shrinkage of $75 and $29 ......................            8,198             7,788
    Prepaid expenses ..............................................................            5,858             4,847
    Assets held for sale ..........................................................            4,142             4,198
    Current portion of deferred tax assets ........................................           10,688            10,688
    Other current assets ..........................................................            2,338             1,225
                                                                                        ------------      ------------
         Total Current Assets .....................................................           89,935            96,875
Prepaid pension plans .............................................................           33,455            32,483
Property, plant and equipment, net of accumulated depreciation of
    $201,837 and $193,724 .........................................................          404,858           409,070
Investments in unconsolidated affiliates ..........................................           17,485            15,989
Deferred income taxes .............................................................           36,223            27,452
Insurance and security deposits ...................................................           25,504            24,692
Goodwill, net of accumulated amortization of $5,830 and $5,367 ....................           43,076            43,540
Intangible assets, net of accumulated amortization of $36,432 and $37,571 .........           27,875            28,011
                                                                                        ------------      ------------
         Total Assets .............................................................     $    678,411      $    678,112
                                                                                        ============      ============

Current Liabilities
    Accounts payable ..............................................................     $     24,861      $     24,714
    Accrued liabilities ...........................................................           68,907            66,807
    Rents payable .................................................................           28,633            27,211
    Unredeemed tickets ............................................................            9,748            11,750
    Current portion of environmental reserves .....................................            2,947             2,596
    Current maturities of long-term debt ..........................................            5,561             5,079
                                                                                        ------------      ------------
         Total Current Liabilities ................................................          140,657           138,157
Environmental reserves ............................................................            5,057             5,698
Long-term debt, net ...............................................................          277,079           267,887
Minority interests ................................................................            4,408             4,594
Other liabilities .................................................................           24,317            23,951
                                                                                        ------------      ------------
         Total Liabilities ........................................................          451,518           440,287
                                                                                        ------------      ------------

Redeemable preferred stock (2,400,000 shares authorized; 102,500 and 106,050
   issued as of March 31, 2001 and December 31, 2000) .............................            2,563             2,651
                                                                                        ------------      ------------

Stockholders' Equity
    Common stock (100,000,000 shares authorized; par value $.01;
       58,743,069 shares issued) ..................................................              587               587
    Capital in excess of par value ................................................          320,622           320,650
    Retained deficit ..............................................................          (91,761)          (80,945)
    Accumulated other comprehensive loss, net of tax benefit of $2,756 ............           (5,118)           (5,118)
                                                                                        ------------      ------------
         Total Stockholders' Equity ...............................................          224,330           235,174
                                                                                        ------------      ------------

       Total Liabilities and Stockholders' Equity .................................     $    678,411      $    678,112
                                                                                        ============      ============




        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              2001            2000
                                                            ---------      ---------
                                                                  (UNAUDITED)
OPERATING REVENUES
      Transportation service
          Passenger services ..........................     $ 191,623      $ 179,432
          Package express .............................         9,921         10,352
      Food services ...................................         9,976          9,506
      Other operating revenues ........................        17,177         15,795
                                                            ---------      ---------
          Total Operating Revenues ....................       228,697        215,085
                                                            ---------      ---------

OPERATING EXPENSES
      Maintenance .....................................        24,573         22,267
      Transportation ..................................        62,559         58,281
      Agents' commissions and station costs ...........        45,091         43,147
      Marketing, advertising and traffic ..............         8,698          7,478
      Insurance and safety ............................        12,177         11,570
      General and administrative ......................        31,811         28,954
      Depreciation and amortization ...................        11,330         10,517
      Operating taxes and licenses ....................        15,293         14,911
      Operating rents .................................        20,527         20,542
      Cost of goods sold - food services ..............         6,951          6,273
      Other operating expenses ........................         1,699            580
                                                            ---------      ---------
          Total Operating Expenses ....................       240,709        224,520
                                                            ---------      ---------

Operating Loss ........................................       (12,012)        (9,435)
Interest Expense ......................................         7,312          5,152
                                                            ---------      ---------
Loss Before Income Taxes ..............................       (19,324)       (14,587)
Income Tax Benefit ....................................        (8,440)        (4,748)
Minority Interests ....................................          (128)           (52)
                                                            ---------      ---------
Net Loss ..............................................     $ (10,756)     $  (9,787)
                                                            =========      =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              2001              2000
                                                                          ------------      ------------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss ......................................................     $    (10,756)     $     (9,787)
      Non-cash expenses and gains included in net loss ..............            3,457             4,834
      Net change in certain operating assets and liabilities ........            5,034             4,624
                                                                          ------------      ------------
          Net Cash Used for Operating Activities ....................           (2,265)             (329)
                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures ..........................................           (6,432)           (5,591)
      Proceeds from assets sold .....................................              234            12,265
      Other investing activities ....................................           (1,458)             (499)
                                                                          ------------      ------------
          Net Cash Provided by (Used for) Investing Activities ......           (7,656)            6,175
                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on debt and capital lease obligations ................           (2,256)           (2,318)
      Redemption of preferred stock .................................             (118)          (11,110)
      Proceeds from issuance of common stock to Laidlaw .............               --            95,491
      Purchase of common stock from Laidlaw .........................               --           (86,607)
      Redemption of 8 1/2% notes ....................................              (14)               --
      Payment of quarterly preferred dividends ......................              (57)             (891)
      Proceeds from equipment borrowing .............................            5,000                --
      Net change in revolving credit facility .......................            6,478                --
                                                                          ------------      ------------
          Net Cash Provided by (Used for) Financing Activities ......            9,033            (5,435)
                                                                          ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................             (888)              411
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................           10,206             8,295
                                                                          ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................     $      9,318      $      8,706
                                                                          ============      ============


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries (the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001, the results of its operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended March 31, 2001 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 2000. For the three months ended March 31, 2001 and 2000, the Company's comprehensive loss was equal to net loss.

2. REDEEMABLE PREFERRED STOCK

At March 31, 2001 the Company had 102,500 shares of Redeemable Preferred Stock outstanding which were convertible into cash at $33.33 per share. On March 30, 2001, the Company issued a redemption notice to the holders of the outstanding shares of Redeemable Preferred Stock whereby any shares which had not been validly tendered for conversion by April 27, 2001 were redeemed by the Company at a price per share of $26.74625. During the notice period 98,700 shares, representing an aggregate conversion value of $3.3 million, were validly tendered for conversion and the remaining 3,800 shares, representing an aggregate redemption value of $0.1 million, were redeemed by the Company on April 30, 2001.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 83.8%, 4.3% and 4.4%, respectively, of the Company's total operating revenues for the three months ended March 31, 2001. The Company's consolidated operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,900 buses and approximately 1,800 sales outlets.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the quarters ended March 31, 2001 and 2000:



                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                     2001             2000
                                                   ---------       ---------
OPERATING REVENUES
    Transportation Service
        Passenger services ...................          83.8%           83.4%
        Package express ......................           4.3             4.8
    Food services ............................           4.4             4.4
    Other operating revenues .................           7.5             7.4
                                                   ---------       ---------
        Total Operating Revenues .............         100.0           100.0
                                                   ---------       ---------

OPERATING EXPENSES
    Maintenance ..............................          10.7            10.3
    Transportation ...........................          27.4            27.1
    Agents' commissions and station costs ....          19.7            20.1
    Marketing, advertising and traffic .......           3.8             3.5
    Insurance and safety .....................           5.3             5.4
    General and administrative ...............          13.9            13.5
    Depreciation and amortization ............           5.0             4.9
    Operating taxes and licenses .............           6.7             6.9
    Operating rents ..........................           9.0             9.5
    Cost of goods sold - food services .......           3.0             2.9
    Other operating expenses .................           0.8             0.3
                                                   ---------       ---------
        Total Operating Expenses .............         105.3           104.4
                                                   ---------       ---------

Operating Loss ...............................          (5.3)           (4.4)
Interest Expense .............................           3.2             2.4
                                                   ---------       ---------
Loss Before Income Taxes .....................          (8.5)           (6.8)
Income Tax Benefit ...........................          (3.7)           (2.2)
Minority Interests ...........................          (0.1)            0.0
                                                   ---------       ---------
Net Loss .....................................          (4.7)           (4.6)
                                                   =========       =========

The following table sets forth certain operating data for the Company for the quarters ended March 31, 2001 and 2000. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.


                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,                    PERCENTAGE
                                                                        2001               2000               CHANGE
                                                                   -------------       -------------       -------------
Regular Service Miles (000's) ................................            79,937              77,858            2.7%
Total Bus Miles (000's) ......................................            82,263              80,114            2.7%
Passenger Miles (000's) ......................................         1,993,051           1,954,370            2.0%
Passengers Carried (000's) ...................................             5,733               5,636            1.7%
Average Trip Length (passenger miles/passengers carried) .....               348                 347            0.3%
Load (avg. number of passengers per regular service mile) ....              24.9                25.1           (0.8)%
Load Factor (% of available seats filled) ....................              50.0%               50.7%          (1.4)%
Yield (regular route revenue/passenger miles) ................     $      0.0961       $      0.0918            4.7%
Average Ticket Price .........................................     $       33.43       $       31.84            5.0%
Total Revenue Per Total Bus Mile .............................     $       2.780       $       2.685            3.5%
Operating Loss Per Total Bus Mile ............................     $      (0.146)      $      (0.118)         (23.7)%
Cost Per Total Bus Mile:
      Maintenance ............................................     $       0.299       $       0.278            7.6%
      Transportation .........................................     $       0.760       $       0.727            4.5%


THREE MONTHS ENDED MARCH 31, 2001 AND 2000 RESULTS OF OPERATIONS

Operating Revenues. Total operating revenues increased $13.6 million, up 6.3%, for the three months ended March 31, 2001, compared to the same period in 2000.

Passenger services revenues increased $12.2 million, or 6.8%, for the three months ended March 31, 2001, compared to the same period in 2000. The increases in regular route revenues reflect the combined impact of a 4.7% increase in yield coupled with a 1.7% increase in number of passengers carried. In response to rising fuel costs, the Company was able to start instituting ticket price increases during the first quarter of 2000. The yield improvement obtained during the first quarter of 2001 is the result of the Company being able to sustain, and in some cases further raise, ticket prices coupled with the comparative 2000 period including only a partial quarter of ticket price increases.

Package express revenues declined $0.4 million, or 4.2%, for the three months ended March 31, 2001, compared to the same period in 2000 due to reduced standard product deliveries (the traditional, low-value, terminal to terminal market segment) offset somewhat by gains in same day and priority product deliveries. The declines in the standard product are a result of continued competition, as well as expanded and improved product offerings (such as United Parcel Service's guaranteed service `brown label' product), from larger package delivery companies.

Food services revenues increased $0.5 million, or 4.9%, for the three months ended March 31, 2001, compared to the same period in 2000. Food services revenues increased over the prior year due primarily to the increase in passenger traffic, the opening of two additional locations and price increases on certain retail items and beverages.

Other operating revenues, consisting primarily of revenue from charter and other in-terminal sales and services, increased $1.4 million, or 8.7%, for the three months ended March 31, 2001, compared to the same period in 2000. The increase is primarily attributable to the Company's expansion into "meet and greet" services provided to cruise lines.

Operating Expenses. Total operating expenses increased $16.2 million, or 7.2%, for the three months ended March 31, 2001, compared to the same period in 2000. The increase is attributable to a 2.7% increase in bus miles operated, loss on asset sales, increased fuel cost, wage increases, driver hiring costs, increased marketing spending, increased ticket and express commissions due to higher sales, and health and welfare and management fee increases.

Maintenance costs increased $2.3 million, or 10.4%, for the three months ended March 31, 2001, compared to the same period in 2000. On a per-mile basis, maintenance cost increased by 7.6% due to fewer buses under warranty, increased material and labor related to body repairs ($0.7 million) and brake jobs ($0.6 million) and higher utility costs ($0.3 million). During 1997 the Company started introducing 45 foot buses into the fleet and has experienced a 38% reduction in miles between brake jobs and a greater frequency of drum replacement compared to the 40 foot buses the Company is using.

Transportation expenses which consist primarily of fuel costs and driver salaries, increased $4.3 million, or 7.3%, for the three months ended March 31, 2001, compared to the same period in 2000, due primarily to increased bus miles, fuel costs, and higher driver wages. Transportation expenses increased on a per-mile basis by 4.5% due largely to a 6.0% ($0.7 million) increase in fuel prices for the first quarter of 2001 compared to the prior year, increased drivers hired resulting in increased hiring costs ($1.3 million) and the impact of driver wage increases.

Agents' commissions and station costs increased $1.9 million, or 4.5%, for the three months ended March 31, 2001, compared to the same period in 2000. The increase is primarily due to commissions from increased ticket sales, terminal salaries associated with staffing for the increase in passengers and terminal salary raises. As a percentage of revenue, agent's commissions and station costs declined to 19.7%.

Marketing, advertising and traffic expenses increased $1.2 million, or 16.3% for the three months ended March 31, 2001, compared to the same period in 2000, due to increased spending to support the increase in revenues, as well as the timing of media advertising.

Insurance and safety costs increased $0.6 million, or 5.2% for the three months ended March 31, 2001, compared to the same period in 2000 due to the increased revenue. As a percentage of sales, insurance and safety costs were virtually flat compared to prior year.

General and administrative expenses increased $2.9 million, or 9.9%, for the three months ended March 31, 2001, compared to the same period in 2000 due to higher health and welfare costs ($1.3 million) as a result of increased cost per participant and management fees ($1.3 million) charged by the Company's parent, Laidlaw Inc.

Depreciation and amortization increased by $0.8 million, or 7.7%, for the three months ended March 31, 2001, compared to the same period in 2000 primarily due to increased capital expenditures in prior periods.

Operating taxes and licenses expense increased $0.4 million, or 2.6%, for the three months ended March 31, 2001, compared to the same period in 2000 due to increased payroll taxes resulting from increased salaries and head-counts related to higher business volume (including increased miles operated), and increased fuel taxes due to increased miles.

Operating rents changed only slightly for the three months ended March 31, 2001, compared to the same period in 2000 as the Company has not had a significant change in the number of leased properties or buses.

Food services cost of goods sold increased $0.7 million, or 10.8%, for the three months ended March 31, 2001, compared to the same period in 2000, primarily due to the increase in food services revenues as well as food and labor cost increases.

Other operating expenses increased $1.1 million for the three months ended March 31, 2001, compared to the same period in 2000 principally due to losses on disposal of property, plant and equipment in the first quarter of 2001.

Interest expense increased $2.2 million, or 41.9%, for the three months ended March 31, 2001, compared to the same period in 2000 due primarily to an increase in average debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions and to meet debt service requirements, including the payment of interest on the 11 1/2% Senior Notes. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will fund its working capital and near-term capital expenditure needs. As of March 31, 2001, the Company had outstanding borrowings under the Revolving Credit Facility of $68.6 million and availability of $56.4 million.

Net cash used in operating activities for the three months ended March 31, 2001 was $2.3 million, an increase of $1.9 million from the $0.3 million used during the same period of 2000. The principal reason for the increase is the higher net loss resulting from increased expenses during the first quarter of 2001. Net cash used for investing activities for the first quarter of 2001 was $7.7 million compared to the $6.2 million in net proceeds from investing during the first quarter of 2000. The $13.8 million change is principally due to sale-leaseback proceeds in the first quarter of 2000. Net cash provided by financing activities in the first quarter of 2001 was $9.0 million versus $5.4 million used for financing activities during the same period in 2000. The $14.5 million difference is principally due to the redemption of $11.1 million of Redeemable Preferred Stock in the first quarter of 2000.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

    None.

(b)  REPORTS ON FORM 8-K

    During the three months ended March 31, 2001, the Company did not file any current reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2001


                                             GREYHOUND LINES, INC.

                                             By: /s/ Jeffrey W. Sanders
                                                 -------------------------------
                                                 Jeffrey W. Sanders
                                                 Senior Vice President and Chief
                                                 Financial Officer

                                             ATLANTIC GREYHOUND LINES OF
                                             VIRGINIA, INC.

                                             By: /s/ Jeffrey W. Sanders
                                                 ------------------------------
                                                 Jeffrey W. Sanders
                                                 Senior Vice President and Chief
                                                 Financial Officer

                                             GLI HOLDING COMPANY

                                             By: /s/ Jeffrey W. Sanders
                                                 -------------------------------
                                                 Jeffrey W. Sanders
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                             GREYHOUND de MEXICO, S.A. de C.V.

                                             By: /s/ Cheryl W. Farmer
                                                 -------------------------------
                                                 Cheryl W. Farmer
                                                 Examiner


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