Form 10-Q
period 2001-09-30
GREYHOUND LINES INC; VERMONT TRANSIT CO INC; TNM & O TOURS INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; GREYHOUND DE MEXICO SA DE CV; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC
filed 2001-11-14
CIK 813040, 1041402, 1041401, 1041400, 1041398, 1041396, 813041, 1041393

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from     to
                                                     ---     ---

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

     As of November 9, 2001, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.



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

CO-REGISTRANTS

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

                                                                                    I.R.S. EMPLOYER       JURISDICTION
                                                              COMMISSION             IDENTIFICATION            OF
NAME                                                            FILE NO.                   NO.               INCORP.
----                                                          -----------           ---------------       ------------
Atlantic Greyhound Lines of Virginia, Inc.                   333-27267-01              58-0869571        Virginia

GLI Holding Company                                          333-27267-04              75-2146309        Delaware

Greyhound de Mexico, S.A. de C.V.                            333-27267-05                 None           Republic of
                                                                                                         Mexico

Sistema Internacional de Transporte de Autobuses, Inc.       333-27267-08              75-2548617        Delaware
802 Commerce Street, 3rd Floor
Dallas, Texas 75201
(214) 849-8616

Texas, New Mexico & Oklahoma Coaches, Inc.                   333-27267-10              75-0605295        Delaware
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.                                      333-27267-11              75-1188694        Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.                                    333-27267-12              03-0164980        Vermont
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of September 30, 2001, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements:
                    Interim Consolidated Statements of Financial Position as of
                       September 30, 2001 (Unaudited) and December 31, 2000........................       5
                    Interim Consolidated Statements of Operations for the Three and
                       Nine months Ended September 30, 2001 and 2000 (Unaudited)...................       6
                    Condensed Interim Consolidated Statements of Cash Flows for the
                       Nine months Ended September 30, 2001 and 2000 (Unaudited)...................       7
                    Notes to Interim Consolidated Financial Statements (Unaudited).................       8

  Item 2.  Management's Narrative Analysis of Results of Operations................................      11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .........................................................      16

SIGNATURES ........................................................................................      17

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                                 2001              2000
                                                                                             -------------     -------------
                                                                                              (UNAUDITED)
Current Assets
       Cash and cash equivalents .......................................................     $      11,657     $      10,206
       Accounts receivable, less allowance for doubtful accounts of $743 and $398 ......            54,194            57,923
       Inventories, less allowance for shrinkage of $158 and $29 .......................             8,852             7,788
       Prepaid expenses ................................................................             4,963             4,847
       Assets held for sale ............................................................             4,142             4,198
       Current portion of deferred tax assets ..........................................            10,688            10,688
       Other current assets ............................................................             1,629             1,225
                                                                                             -------------     -------------
               Total Current Assets ....................................................            96,125            96,875
Prepaid pension plans ..................................................................            31,362            32,483
Property, plant and equipment, net of accumulated depreciation of $217,806
     and $193,724 ......................................................................           431,360           409,070
Investments in unconsolidated affiliates ...............................................            15,526            15,989
Deferred income taxes ..................................................................            23,127            27,452
Insurance and security deposits ........................................................            29,451            24,692
Goodwill, net of accumulated amortization of $6,774 and $5,367 .........................            43,563            43,540
Intangible assets, net of accumulated amortization of $39,660 and $37,571 ..............            28,139            28,011
                                                                                             -------------     -------------
               Total Assets ............................................................     $     698,653     $     678,112
                                                                                             =============     =============

Current Liabilities
       Accounts payable ................................................................     $      24,622     $      24,714
       Accrued liabilities .............................................................            97,909            66,807
       Rents payable ...................................................................             8,873            27,211
       Unredeemed tickets ..............................................................             9,169            11,750
       Current portion of claims liability .............................................             2,935             2,596
       Current maturities of long-term debt ............................................             7,602             5,079
                                                                                             -------------     -------------
               Total Current Liabilities ...............................................           151,110           138,157
Claims liability .......................................................................             9,256             5,698
Long-term debt, net ....................................................................           260,789           267,887
Minority interests .....................................................................             6,031             4,594
Other liabilities ......................................................................            31,748            23,951
                                                                                             -------------     -------------
               Total Liabilities .......................................................           458,934           440,287
                                                                                             -------------     -------------

Redeemable preferred stock (2,400,000 shares authorized and 106,050
     shares issued as of December 31, 2000) ............................................                --             2,651

Stockholders' Equity
       Common stock (1,000 shares authorized; par value $.01; 587
             shares issued) ............................................................                --                --
       Capital in excess of par value ..................................................           320,393           321,237
       Retained deficit ................................................................           (75,556)          (80,945)
       Accumulated other comprehensive loss, net of tax benefit of $2,756 ..............            (5,118)           (5,118)
                                                                                             -------------     -------------
               Total Stockholders' Equity ..............................................           239,719           235,174
                                                                                             -------------     -------------
               Total Liabilities and Stockholders' Equity ..............................     $     698,653     $     678,112
                                                                                             =============     =============


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                         2001         2000         2001         2000
                                                       --------     --------     --------     --------
                                                            (Unaudited)               (Unaudited)
OPERATING REVENUES
       Transportation service
               Passenger services ................     $249,139     $251,852     $664,391     $648,203
               Package express ...................       10,646       10,729       30,965       31,961
       Food services .............................       12,472       12,169       33,472       32,599
       Other operating revenues ..................       17,673       16,525       54,737       50,382
                                                       --------     --------     --------     --------
               Total Operating Revenues ..........      289,930      291,275      783,565      763,145
                                                       --------     --------     --------     --------
OPERATING EXPENSES
       Maintenance ...............................       26,016       25,442       75,785       71,394
       Transportation ............................       68,910       68,499      197,781      190,323
       Agents' commissions and station costs .....       50,160       50,815      142,707      138,729
       Marketing, advertising and traffic ........        8,166        8,055       26,565       23,809
       Insurance and safety ......................       17,458       14,124       43,896       39,627
       General and administrative ................       31,730       35,188      101,485       93,375
       Depreciation and amortization .............       12,214       12,137       35,417       33,654
       Operating taxes and licenses ..............       16,565       15,473       47,942       45,927
       Operating rents ...........................       19,638       21,405       52,922       63,275
       Cost of goods sold - food services ........        7,920        8,015       22,359       21,364
       Other operating expenses ..................        1,250        2,863        3,937        5,119
                                                       --------     --------     --------     --------
               Total Operating Expenses ..........      260,027      262,016      750,796      726,596
                                                       --------     --------     --------     --------

Operating Income .................................       29,903       29,259       32,769       36,549
Interest Expense .................................        7,011        5,590       21,974       16,612
                                                       --------     --------     --------     --------
Income Before Income Taxes .......................       22,892       23,669       10,795       19,937
Income Tax Provision .............................       10,136       10,243        4,783        8,750
Minority Interests ...............................          553            7          579         (156)
                                                       --------     --------     --------     --------
Net Income .......................................     $ 12,203     $ 13,419     $  5,433     $ 11,343
                                                       ========     ========     ========     ========



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                      2001            2000
                                                                  -----------      -----------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ................................................     $     5,433      $    11,343
  Non-cash expenses and gains included in net income ........          46,547           37,608
  Net change in certain operating assets and liabilities ....          13,598           47,162
                                                                  -----------      -----------
    Net cash provided by operating activities ...............          65,578           96,113
                                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ......................................         (46,203)         (61,498)
  Proceeds from assets sold .................................             498           20,200
  Payments for business acquisitions, net of cash acquired ..          (1,320)              --
  Other investing activities ................................            (648)          (1,662)
                                                                  -----------      -----------
    Net cash used for investing activities ..................         (47,673)         (42,960)
                                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt and capital lease obligations ............          (4,616)          (5,139)
  Redemption of preferred stock .............................          (3,497)         (48,982)
  Proceeds from issuance of common stock to Laidlaw .........              --          243,158
  Purchase of common stock from Laidlaw .....................              --         (237,325)
  Payment of quarterly preferred dividends ..................             (43)          (2,108)
  Proceeds from equipment borrowings ........................           7,850               --
  Net change in revolving credit facility ...................         (16,148)              --
                                                                  -----------      -----------
    Net cash used for financing activities ..................         (16,454)         (50,396)
                                                                  -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...................           1,451            2,757
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............          10,206            8,295
                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................     $    11,657      $    11,052
                                                                  ===========      ===========



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries ("Greyhound" or the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2001, the results of its operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended September 30, 2001 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 2000. For the three and nine months ended September 30, 2001 and 2000, the Company's comprehensive income approximated its net income.


2.  LAIDLAW BANKRUPTCY

On June 28, 2001, as part of a financial restructuring, Laidlaw USA, Inc., Laidlaw Inc., Laidlaw International Finance Corporation, Laidlaw Investments Ltd., Laidlaw One, Inc. and Laidlaw Transportation, Inc. filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York, under a jointly administered case captioned, In re: Laidlaw USA, Inc., et al, Case No. 01-14099. On that date, Laidlaw Inc. and Laidlaw Investments Ltd. also filed cases under the Canada Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Canada, court file no. 01-CL-4178.

Laidlaw Inc. ("Laidlaw") is the ultimate parent company of Greyhound. Neither Greyhound, nor any of its subsidiaries were included in, or made party to, these reorganization filings and proceedings.

In August 2000, Laidlaw requested and authorized Greyhound to seek funding from outside sources to satisfy the Company's seasonal cash requirements and capital expenditure programs. On October 24, 2000, the Company entered into a two-year $125 million revolving credit facility to fund its working capital and near-term capital expenditure needs. With the closure of this agreement Greyhound became independent of Laidlaw for financing purposes.

The reorganization filings and proceedings do not cause a cross default with any of the Company's debt which would place the Company's debt in default with its financial institutions and, as of the date of this report, the Company is in compliance with all covenants in its various debt agreements. Although the outcome of the foregoing matters is uncertain, management believes that the likely outcome will have no material impact on the Company's financial position, cash flows or results of operations.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



3.  REDEEMABLE PREFERRED STOCK

On March 30, 2001, the Company issued a redemption notice to the holders of the outstanding shares of Redeemable Preferred Stock whereby any shares which had not been validly tendered for conversion by April 27, 2001 were redeemed by the Company at a price per share of $26.74625. During the notice period 98,700 shares, representing an aggregate conversion value of $3.3 million, were validly tendered for conversion and the remaining 3,800 shares, representing an aggregate redemption value of $0.1 million, were redeemed by the Company on April 30, 2001. In May 2001 the Company's Restated Certificate of Incorporation was amended to eliminate the authorization of preferred stock.


4.  COMMON STOCK

In May 2001 the Company effectuated a reverse stock split whereby one share of common stock was exchanged for every 100,000 shares outstanding. As a result the number of common shares outstanding was reduced from 58,743,069 to 587. Additionally, the Company's Restated Certificate of Incorporation was amended such that the authorized number of shares of common stock, par value $.01, was reduced from 100,000,000 shares to 1,000 shares. All of the historical shares have been restated to reflect this reverse stock split.


5.  NEW YORK PORT AUTHORITY

The Company operated out of its largest sales location, the Port Authority Bus Terminal of New York (the "Port Authority"), on a month-to-month basis pursuant to a license agreement which expired in 1994. The Company's fee was based upon a fixed charge for dedicated space, a fixed charge for each departing bus and a percentage of certain ticket sales. Because the majority of the other bus operators utilizing the Port Authority are principally commuter or local transit operators which are exempt from paying license fees on their sales, the Company had paid a disproportionate share of the total fees received from bus operators that use the Port Authority relative to the Company's share of bus departures, passengers, bus gates or square footage utilized. The Company had been negotiating with the Port Authority for several years to structure a market-based fee for the renewal of the license agreement and, beginning in June 1999, without Port Authority concurrence, began paying a lower fixed fee in lieu of a percentage of sales. The lower fee payment was based on the Company's research of the local real estate market in Midtown Manhattan and transportation facilities nationwide, both of which demonstrated that this fee reflected fair market value. Nevertheless, because the Company did not yet have Port Authority concurrence for the new fee structure, the Company continued to accrue for the license fee based upon the 1994 agreement.

In May 2001, the Port Authority and the Company reached an agreement in principle related to fees for the periods June 1999 through March 31, 2001 (the "arrearage"), as well as on the form of the ongoing license fees. In August 2001, the Company and the Port Authority executed the arrearage agreement. The agreement on the arrearage calls for payment to the Port Authority of $12 million over a 10-year period, interest free. The terms of the agreement required an initial lump sum payment of $1 million and equal monthly installments of $91,667 thereafter. In the second quarter of 2001, the Company recorded a reduction in operating rents of approximately $7.5 million which represented the accrued rent outstanding to the Port Authority at March 31, 2001 less the present value, using a discount rate of 11%, of the $12 million payback agreement. The present value of the payback agreement, less the current portion, is classified as part of other liabilities while the current portion is classified as part of rents payable on the Interim Consolidated Statements of Financial Position. Additionally, effective April 1, 2001, with Port Authority concurrence, the Company began paying the monthly license fee based upon a flat fee per gate utilized and bus departure. For the period from April 1, 2001 through September 30, 2001, the license fee expense recorded by the Company utilizing this new methodology was approximately $4.0 million lower than the fee as calculated under the expired agreement. The Company and the Port Authority are currently negotiating the final details of the license agreement.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)



6.  ACQUISITIONS

In May 2001, the Company acquired for $1.3 million, the remaining 50% interest it had not already owned in a regional line-haul carrier operating in west Texas. This acquisition has been included in the Company's results of operations and financial condition since the date of acquisition.

7.  INSURANCE COVERAGE

The Company had previously purchased insurance through Laidlaw with coverage subject to a $50,000 deductible for physical damage to Company property and no deductible for all other claims. Effective with the beginning of the Company's new policy year, September 1, 2001, the Company purchased coverage from third-party insurers for claims up to $5 million with coverage subject to a $3 million deductible for automobile liability and a $1 million deductible for both general liability and workers' compensation. The Company purchases excess coverage for automobile liability, general liability and workers' compensation insurance through Laidlaw for claims which exceed $5 million. The Company has continued to purchase from Laidlaw coverage for physical damage to Company property subject to $50,000 deductible. The Company is required by the Department of Transportation, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At September 30, 2001, the Company maintained $22.1 million of collateral deposits and had issued $20.0 million of letters of credit in support of these programs.

8.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Accounting for Goodwill and Other Intangible Assets", was issued. This statement establishes new accounting rules for goodwill and intangible assets and is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill is not amortized, but is subject to specific impairment testing at least on an annual basis. During the three and nine months ended September 30, 2001, the Company recorded amortization expense related to goodwill and indefinite lived intangible assets of $0.6 million and $1.9 million, respectively. The Company is currently evaluating the effect of this statement and has not yet determined the effect on its results of operations and financial position.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals. The Company's consolidated operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 3,000 buses and approximately 1,800 sales outlets.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the three and nine months ended September 30, 2001 and 2000:


                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                        2001           2000           2001           2000
                                                       -------        -------        -------        -------
OPERATING REVENUES
 Transportation service
  Passenger services .........................           85.9%          86.5%          84.8%          84.9%
  Package express ............................            3.7            3.7            3.9            4.2
 Food services ...............................            4.3            4.1            4.3            4.3
 Other operating revenues ....................            6.1            5.7            7.0            6.6
                                                       ------         ------         ------         ------
  Total Operating Revenues ...................          100.0          100.0          100.0          100.0
                                                       ------         ------         ------         ------
OPERATING EXPENSES
 Maintenance .................................            9.0            8.7            9.7            9.4
 Transportation ..............................           23.8           23.5           25.2           24.9
 Agents' commissions and station costs .......           17.3           17.4           18.2           18.2
 Marketing, advertising and traffic ..........            2.8            2.8            3.4            3.1
 Insurance and safety ........................            6.0            4.8            5.6            5.2
 General and administrative ..................           10.9           12.1           12.9           12.2
 Depreciation and amortization ...............            4.2            4.2            4.5            4.4
 Operating taxes and licenses ................            5.7            5.3            6.1            6.0
 Operating rents .............................            6.8            7.4            6.8            8.3
 Cost of goods sold - food services ..........            2.8            2.8            2.9            2.8
 Other operating expenses ....................            0.4            1.0            0.5            0.7
                                                       ------         ------         ------         ------
  Total Operating Expenses ...................           89.7           90.0           95.8           95.2
                                                       ------         ------         ------         ------
Operating  Income ...........................            10.3           10.0            4.2            4.8
Interest Expense ............................             2.4            1.9            2.8            2.2
                                                       ------         ------         ------         ------
Income Before Income Taxes ..................             7.9            8.1            1.4            2.6
Income Tax Provision ........................             3.5            3.5            0.6            1.1
Minority Interests ..........................             0.2             --            0.1             --
                                                       ------         ------         ------         ------
Net Income ..................................             4.2            4.6            0.7            1.5
                                                       ======         ======         ======         ======

The following table sets forth certain operating data for the Company for the three and nine months ended September 30, 2001 and 2000. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.


                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                           2001         2000     % CHANGE      2001          2000      % CHANGE
                                        ----------   ----------  --------  ------------  ------------  --------
Regular Service Miles (000's) .........     97,996       98,091    (0.1%)       266,167       263,935     0.8%
Total Bus Miles (000's) ...............     99,290       99,262     0.0%        272,615       270,410     0.8%
Passenger Miles (000's) ...............  2,679,005    2,714,214    (1.3%)     6,956,912     7,040,729    (1.2%)
Passengers Carried (000's) ............      7,102        7,149    (0.7%)        19,222        19,196     0.1%
Average Trip Length (passenger miles
  divided by passengers carried) ......        377          380    (0.8%)           362           367    (1.4%)
Load (avg. number of passengers per
  regular service mile) ...............       27.3         27.7    (1.4%)          26.1          26.7    (2.2%)
Load Factor (% of available seats
  filled) .............................       55.1%        55.9%   (1.4%)          52.5%         53.9%   (2.6%)
Yield (regular route revenue divided
  by passenger miles) ................. $   0.0930   $   0.0928     0.2%     $   0.0955    $   0.0921     3.7%
Average Ticket Price .................. $    35.08   $    35.23    (0.4%)    $    34.56    $    33.77     2.3%
Total Revenue Per Total Bus Mile ...... $    2.920   $    2.934    (0.5%)    $    2.874    $    2.822     1.8%
Cost Per Total Bus Mile:
  Maintenance ......................... $    0.262   $    0.256     2.3%     $    0.278    $    0.264     5.3%
  Transportation ...................... $    0.694   $    0.690     0.6%     $    0.725    $    0.704     3.0%


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 RESULTS OF OPERATIONS

Operating Revenues. Total operating revenues decreased $1.3 million, down 0.5%, and increased $20.4 million, up 2.7% for the three and nine months ended September 30, 2001, compared to the same periods in 2000.

Passenger services revenues decreased $2.7 million, down 1.1%, and increased $16.2 million, up 2.5%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000. The decrease in regular route revenues for the three months ended September 30, 2001 is the result of a 1.3% decline in passenger miles offset slightly by a 0.2% increase in yield. Although passenger miles are also down for the nine months ended September 30, 2001 a 3.7% increase in yield more than offset the decrease in passenger miles. During 2000, rising fuel costs, which dramatically increased automobile travel costs and resulted in the airlines adding fuel surcharges to their ticket prices, allowed the Company to implement broad-based ticket price increases (which increased yield) throughout 2000 while still maintaining growth in passenger miles. During the first half of 2001 the Company further raised ticket prices and, through the first quarter, continued to achieve growth in passenger miles. The continued ticket price increases, combined with stabilized fuel costs and airline price discounting due to softening business travel demand, resulted in a 3.5% decline in passenger miles during the second quarter. In response to this decline, during the third quarter the Company reduced both prices and restrictions on advance purchase fares and lowered some walkup fares. The slight reduction in ticket prices that these actions produced were not enough to offset the effects of significant reductions in retail fuel prices and airline ticket prices which resulted in continued declines in passenger miles during the third quarter. This decline was somewhat mitigated by a substantial increase in passengers during the shutdown of the air system following the events of September 11th.

Package express revenues decreased $0.1 million, down 0.8%, and $1.0 million, down 3.1%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000. The Company has continued to experience reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) as a result of continued competition, as well as expanded and improved product offerings, from larger package delivery companies.

Food services revenues increased $0.3 million, up 2.5%, and $0.9 million, up 2.7%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000. Food services revenues increased over the prior year due primarily to product price increases and increased locations, offset somewhat by volume declines as a result of the decline in passenger miles.

Other operating revenues, consisting primarily of revenue from charter and in-terminal sales and services, increased $1.1 million, up 6.9%, and $4.4 million, up 8.6%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000. The increase is primarily attributable to the Company's expansion during 2001 into "meet and greet" service provided to cruise lines.

Operating Expenses. Total operating expenses decreased $2.0 million, down 0.8%, and increased $24.2 million, up 3.3%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000.

Maintenance costs increased $0.6 million, up 2.3%, and $4.4 million, up 6.2%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000. On a per mile basis, maintenance costs increased 2.3% and 5.3% for the three and nine months ended September 30, 2001, due to fewer buses under warranty, wage increases for mechanics, increased material and labor related to body repairs and brake jobs and higher utility costs.

Transportation expenses which consist primarily of fuel costs and driver wages, increased $0.4 million, up 0.6%, and $7.5 million, up 3.9%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000. During the three months ended September 30, 2001, the average cost per gallon of fuel decreased to $0.863, down from $0.945 per gallon in the prior period, resulting in savings of $1.3 million. For the nine months ended September 30, 2001, the average cost per gallon was flat compared to the prior year. On a per mile basis, excluding the effects of fuel price changes, transportation expenses increased 2.5% and 3.0% for the three and nine months ended September 30, 2001, due to driver wage increases and, during the nine months ended September 30, 2001, higher driver training and hiring costs of $1.2 million.

Agents' commissions and station costs decreased $0.7 million, down 1.3%, and increased $4.0 million, up 2.9%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000. Reduced commission expense due to the decline in passenger revenues and communication rates more than offset wage increases for customer service employees and increased utility costs during the three months ended September 30, 2001. The increase during the nine months ended September 30, 2001 is due to increased commission expense, wage increases for customer service employees and increased utility costs, offset somewhat by lower communication rates.

Marketing, advertising and traffic expenses increased slightly ($0.1 million, up 1.4%), for the three months ended September 30, 2001, compared to the same period in 2000. During the nine months ended September 30, 2001, production costs related to new television advertisements resulted in a 11.6% increase in marketing, advertising and traffic expenses.

Insurance and safety costs increased $3.3 million, up 23.6%, and $4.3 million, up 10.8%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000. The increase is due to an increase in the cost of excess insurance coverage, growth in the average cost per claim due principally to medical inflation and an increase in the number of severe accidents.

General and administrative expenses decreased $3.5 million, down 9.8%, and increased $8.1 million, up 8.7%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000. During the nine months ended September 30, 2001, the increase is primarily due to higher management fee charges ($2.7 million) from the Company's parent, Laidlaw and a $5.3 million increase to pension expense due to a reduction in interest rates and deterioration in plan returns principally related to equity investments. For the three months ended September 30, 2001, the decrease was due to the timing of incentive plan costs which resulted in a $5.3 million decrease in expense in the quarter, partially offset by increased pension costs ($1.5 million).

Depreciation and amortization increased $0.1 million, or 0.6%, and $1.8 million, or 5.2%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000. The increases are primarily due to higher capital expenditures in prior periods.

Operating taxes and licenses expense increased $1.1 million, up 7.1%, and $2.0 million, up 4.4%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000 due to increased payroll taxes resulting from increased wages and unusual state fuel tax refunds received in the prior year.

Operating rents decreased $1.8 million, down 8.3%, and $10.4 million, down 16.4%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000. The decrease is mainly due to the settlement of the Port Authority license agreement during the second quarter of 2001. See Note 5 to the Interim Consolidated Financial statements for further discussion.

Food services cost of goods sold decreased $0.1 million, down 1.2%, and increased $1.0 million, up 4.7%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000. For the nine months ended September 30, 2001, the increase in cost is primarily due to the increases in food costs and the addition of new locations. During the three months ended September 30, 2001, volume declines due to reduced passenger counts more than offset the increases in food costs.

Other operating expenses decreased $1.6 million, down 56.3%, and $1.2 million, down 23.1%, for the three and nine months ended September 30, 2001, compared to the same periods in 2000. The decrease for the three and nine months ended September 30, 2001 are due to the write-down of an investment during the three months ended September 30, 2000 which was partially offset by losses on disposal of property, plant and equipment in 2001.

Interest expense increased $1.4 million, up 25.4%, for the three months ended September 30, 2001 and $5.4 million, up 32.3%, for the nine months ended September 30, 2001, compared to the same periods in 2000, due to an increase in the average debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions and to meet debt service requirements, including the payment of interest on the 11 1/2% Senior Notes. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will fund its working capital and near-term capital expenditure needs. As of September 30, 2001, the Company had outstanding borrowings under the Revolving Credit Facility of $46.0 million, issued letters of credit of $20.5 million and availability of $58.5 million.

Net cash provided by operating activities for the nine months ended September 30, 2001 was $65.6 million, a decrease of $30.5 million compared to the same period in 2000. The principal reason for the decrease is a reduction, during the nine months ended September 30, 2001, in rents payable and amounts due to Laidlaw. Net cash used for investing activities for the nine months ended September 30, 2001 was $47.7 million compared to $43.0 million during the same period in 2000. The $4.7 million change is principally due to sale proceeds from assets sold in the nine months of 2000. Net cash used in financing activities for the nine months ended September 30, 2001 was $16.5 million as compared to $50.4 million during the same period in 2000. The $33.9 million difference is principally due to the redemption of $49.0 million of Redeemable Preferred Stock in the nine months ended September 30, 2000.

The Company had previously purchased insurance through Laidlaw with coverage subject to a $50,000 deductible for physical damage to Company property and no deductible for all other claims. Effective with the beginning of the Company's new policy year, September 1, 2001, the Company purchased coverage from third-party insurers for claims up to $5 million with coverage subject to a $3 million deductible for automobile liability and a $1 million deductible for both general liability and workers' compensation. The Company purchases excess coverage for automobile liability, general liability and workers' compensation insurance through Laidlaw for claims which exceed $5 million. The Company has continued to purchase from Laidlaw coverage for physical damage to Company property subject to $50,000 deductible. Management believes the cash flow requirements of the new insurance program will be modestly higher during the first half of the policy year, but comparable during the entire policy year to what the requirements would have been had the old program been extended.

RECENT EVENTS

Subsequent to the events of September 11, 2001 the Company experienced significant declines in its short haul markets (450 miles and less), principally due to the reduced travel in the Northeastern United States, while long haul travel (over 450 miles) increased dramatically as passengers chose bus travel instead of air travel. On October 3, 2001 an incident on one of the Company's buses resulted in a six-hour shutdown of operations nationwide. This shutdown, and attendant heightened security concerns, caused material declines in sales during the week after the incident. Although the level of sales decline lessened each subsequent week in October, the Company continued to experience declines in both long haul and short haul travel compared to the prior year. During the month of October, passenger ticket sales at the Company's 300 largest electronic ticket locations declined by 11.9% due to an 8.3% decline in passenger miles coupled with a 3.9% decline in yield. As a result of these events the Company has increased spending for security and management anticipates passenger revenue declines of as much as 10% compared to prior year through the first quarter of 2002.


RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

Statements in this Form 10-Q that are not purely historical facts, including statements regarding our beliefs, expectations, intentions, projections or strategies for the future, may be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the general economic condition of the United States and the future level of bus travel demand; operational disruptions as a result of bad weather; the Company's future yields; increased costs for security; the cost and availability of excess insurance coverage and the Company's ability to retain authority to self-insure; the impact of changes in fuel prices; the effect of future Government regulations; potential pension plan funding requirements; limitations on financing flexibility and availability due to changing credit markets and the uncertainty surrounding the outcome of the Laidlaw Inc. reorganization proceedings; and other factors described from time to time in the Company's publicly available Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

None

(B)      REPORTS ON FORM 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2001



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

                        By: /s/ Jeffrey W. Sanders
                           ---------------------------------------------
                            Jeffrey W. Sanders
                            Senior Vice President and Chief Financial Officer


                        GREYHOUND de MEXICO, S.A. de C.V.

                        By: /s/ Cheryl W. Farmer
                           ---------------------------------------------
                            Cheryl W. Farmer
                            Examiner


                        SISTEMA INTERNACIONAL de
                        TRANSPORTE de AUTOBUSES, INC.

                        By: /s/ Cheryl W. Farmer
                           ---------------------------------------------
                            Cheryl W. Farmer
                            Senior Vice President and Chief Financial Officer


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