Form 10-K405
period 2001-12-31
GREYHOUND LINES INC; VERMONT TRANSIT CO INC; TNM & O TOURS INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; GREYHOUND DE MEXICO SA DE CV; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GLI HOLDING CO
filed 2002-04-01
CIK 813040, 1041402, 1041401, 1041400, 1041398, 1041396, 1041393, 813041

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

8 1/2 % CONVERTIBLE SUBORDINATED DEBENTURES, DUE MARCH 31, 2007                   AMERICAN STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by non-affiliates of the registrant on March 15, 2002, was $0.

     As of March 15, 2002, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.


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
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of December 31, 2001, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-K


                                                                                          PAGE NO.
                                                                                          --------
                                                  PART I

Item 1.     Business.....................................................................     4
Item 2.     Properties...................................................................     9
Item 3.     Legal Proceedings............................................................    10
Item 4.     Submission of Matters to a Vote of Security Holders..........................    11

                                                 PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters....    12
Item 6.     Selected Consolidated Financial Information..................................    13
Item 7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................................    14
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...................    26
Item 8.     Financial Statements and Supplementary Data..................................    27
Item 9.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure.................................................    53

                                                PART III

Item 10.    Directors and Executive Officers of the Registrant...........................    54
Item 11.    Executive Compensation.......................................................    54
Item 12.    Security Ownership of Certain Beneficial Owners and Management...............    54
Item 13.    Certain Relationships and Related Transactions...............................    54

                                                PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............    55

                                     PART I

ITEM 1. BUSINESS


GENERAL

     Greyhound Lines, Inc. and subsidiaries ("Greyhound" or the "Company") is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company serves the value-oriented customer by connecting rural and urban markets throughout the United States, offering scheduled passenger service to more than 2,600 destinations with a fleet of approximately 2,900 buses and approximately 1,800 sales locations. The Company also provides package express service, travel services and, in many terminals, food service. For the year ended December 31, 2001, the Company generated total operating revenues of $1.0 billion.

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


MARKETS

     Passengers. While the Company's major passenger markets are large metropolitan areas, its business is geographically fragmented with the 50 largest sales outlets accounting for approximately 50% of 2001 ticket sales, and the 1,200 largest origin/destination city pairs producing only 45% of 2001 ticket sales. Demographic studies have shown that the Company's potential riders are concentrated in the northeastern, southern and industrial mid-western United States, as well as Texas and California. The typical passenger travels to visit friends and relatives and generally has an annual income below $35,000. In many cases, the Company's passengers report that they own automobiles considered sufficiently reliable for a trip of a similar distance, but travel by bus because they are traveling alone or because of the lower cost of bus travel. The majority of the Company's customers usually make the decision to take a trip only a short time before actually traveling and, for the most part, pay cash for their tickets on the day of departure.

     Package Express. The Company's package express service targets commercial shippers and delivery companies that require rapid delivery of small parcels, typically within 400 miles. The Company's product offerings include standard delivery, the traditional low-value, terminal-to-terminal delivery product, as well as priority and same day delivery, premium priced products typically delivered door to door. The Company satisfies the door-to-terminal portion of priority and same day deliveries principally through relationships with over 300 courier companies, which serve over 400 markets. Shipments include automotive repair parts, wholesale foods, computer parts and forms, fresh flowers, eyeglasses, medical and dental supplies, architectural and legal documents and pharmaceutical products. With its extensive network and multiple schedules, the Company is able to provide expedited service, especially to rural areas. Most shipments arrive at their destination on the same day they are shipped or by 8:00 a.m. the following morning. The Company also provides local courier services through its subsidiaries On Time Delivery in Minneapolis, MN, LSX Delivery in Chicago, IL and Greyhound Xpress Delivery in Houston, TX, and offers a full compliment of shipping services through Greyhound Direct Logistics, acting as a freight forwarder utilizing air, rail and trucking transportation. During 2001 the Company began providing shipping services at its retail counters in selected markets as an Authorized Shipping Outlet for United Parcel Service and plans to expand this service to all major markets.

     Food Service. The Company's food service division gives passengers the ability to enjoy quality food and purchase gifts and logo merchandise while reaching their destinations in over 60 locations. In addition to cafeteria-style restaurants, convenience store type "grab and go" facilities and gift shops, the Company also offers national brand concepts such as Star Hardee's, KFC, Blimpies and Pizza Hut.

     Travel Services. The Company offers charter services whereby a group of individuals can reserve a bus and driver in certain cities for transportation to and from specific events, such as concerts, sporting events, casinos, conventions, etc. Generally the passenger business provides the bus and driver resources for these charters on an "as available" basis, consequently resources are primarily available in off-peak periods, generally weekdays outside of the peak summer and holiday periods. During 2001, the Company expanded its travel services offerings by establishing dedicated bus and driver resources for charter operations in certain cities so that the operations in these cities are not completely dependent on resource availability from the passenger business. Additionally the Company began operating "meet and greet" services for cruise lines at five ports in the United States. The "meet and greet" service consists of meeting cruise line passengers (usually at airports) and transferring these passengers and their baggage to and from cruise ships.


MARKETING AND ADVERTISING

     The Company's marketing and advertising philosophy is geared toward stimulating extra travel through price awareness, improving the awareness and image of Greyhound among potential customers and inducing first-time and repeat travel. The Company uses various means to advertise its passenger travel business including radio, television and print media (primarily yellow pages). Additionally, the Company offers convenient around-the-clock fare and schedule quotations via a toll-free telephone number through its telephone information centers and through the Company's internet web site. The Company's telephone centers and web site handled 38.6 million requests in 2001, a slight increase over 2000. The Company also markets its passenger and in-terminal services through advertising in the terminal facilities and on its ticket jackets.


OPERATIONS

     The Company utilizes approximately 172 company-operated bus terminals and approximately 1,628 agency-operated terminals and/or sales agencies. Maintenance garages are maintained at 26 strategic locations and are supplemented by company-operated service islands and fueling points. The Company currently has approximately 4,800 drivers based in approximately 89 different locations across the country. In the Greyhound Lines unit, drivers report to driver supervisors who are organized into 11 districts reporting to district managers of driver operations. The scheduling and dispatch of the buses and drivers is a centralized function that coordinates with the districts in the planning and execution of daily operations. The flexing of capacity to meet demand is accomplished through the management of national dispatch operations for equipment and drivers, rental of additional buses to cover peak demand periods, planning and coordinating extra sections with the districts and analyzing and implementing pooling and through service arrangements with other carriers. Annual planning of the fleet size and driver requirements by location is also centralized. Subsidiaries of Greyhound Lines independently coordinate and manage their own driver and fleet resources.

     Information technology is an integral component of the Company's operations. The Company's information systems support, among other things, its web site, scheduling and pricing, dispatch, operations planning, bus maintenance, telephone information center, customer service, point of sale, payroll and finance functions. As of December 31, 2001, the Company's automated fare and schedule quotation and ticketing system, called TRIPS, was in use at 383 locations.

COMPETITION

     Passengers. The transportation industry is highly competitive. The Company's primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines, and in certain markets, regional bus companies and trains. Typically, the Company's customers decide to travel only a short time before their trip and purchase their tickets on the day of travel. The Company's everyday low pricing strategy results in "walk-up" fares substantially below comparable airline fares. In instances where the Company's fares exceed an airline discount fare, the Company believes the airline fares are temporary or are typically more restrictive and less readily available than travel provided by the Company. However, the Company has also instituted numerous advance purchase programs in order to attract the price sensitive customer. Price, destination choices and convenient schedules are the ways in which the Company meets this competitive challenge.

     The automobile is the most significant form of competition to the Company. The out-of-pocket costs of operating an automobile are generally less expensive than bus travel, particularly for multiple persons traveling in a single car. The Company meets this competitive threat through price and convenient scheduling.

     Additionally, the Company experiences competition from regional bus companies. Price, frequency of service, and convenient scheduling are the current strategies of the Company to meet this competition. The Company's competitors possess operating authority for, but do not currently operate over, numerous routes potentially competitive to the Company. Based on market and competitive conditions, the regional bus companies could operate such routes in the future. Competition by U.S.-based bus and van operators for the market represented by Spanish speaking customers in the U.S. is growing. As of January 1, 1997, barriers to entry into the regular-route cross-border bus market between the U.S. and Mexico were scheduled to be reduced under the North American Free Trade Agreement ("NAFTA"), although entry into either market would still be regulated by the respective U.S. and Mexican regulatory authorities. The U.S. government currently has a blanket moratorium on grants of cross-border authority to Mexican-domiciled regular-route motor carriers of passengers. However, on March 19, 2002, the U.S. Department of Transportation ("DOT") issued a series of rules establishing the process that Mexican-domiciled companies must follow to obtain authority to perform cross-border bus operations into the United States. These rules require Mexican companies to comply with all U.S. safety requirements and labor and immigration laws. The establishment of these procedures could lead to the lifting of the cross-border moratorium in 2002. Should the moratorium be lifted, the Company could experience significant new competition on routes, to, from and across Mexican border points. Additionally, certain U.S.-based operators are providing cross-border service into Mexico at this time. NAFTA also permits U.S. carriers to make controlling investments in carriers domiciled in Mexico and permits Mexican carriers to make controlling investments in carriers domiciled in the United States. In addition to bringing new competition, the Company believes that the changes under NAFTA will increase the volume of bus travel along both sides of the border and provide the Company with a growth opportunity. The Company believes that the most effective way to service passengers in this market is through joint ventures or other business combinations with Mexico-based bus carriers and U.S.-based bus operators that primarily serve these Spanish-speaking markets. The Company has established a separate operating subsidiary that, through several joint ventures, provides through-bus service at all major gateways between the United States and Mexico.

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

     Travel Services. Charter services are provided by several thousand local operators as well as a few regional and national carriers. Pricing, type of equipment and consistency in service are the principal factors both in generating new business and retaining existing customers. The Company principally competes based upon price and consistency of service, and continues to develop diversified product offerings as well as upgrade its bus resources in order to meet the customers' demands.


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


WORKFORCE

     At March 1, 2002, the Company employed approximately 12,700 workers, consisting of approximately 4,300 terminal employees, 4,800 drivers, 1,500 supervisory personnel, 900 mechanics, 500 telephone information agents, and 700 clerical workers. Of the total workforce, approximately 10,700 are full-time employees and approximately 2,000 are part-time employees.

     At March 1, 2002, approximately 43% of the Company's employees were represented by collective bargaining agreements. The Amalgamated Transit Union (the "ATU") represents approximately 4,800 of the Company's employees, including drivers, telephone information agents in the Omaha location, terminal workers in seven locations and about half of the Company's mechanics. The largest ATU agreement, which covers the drivers and maintenance employees, expires on January 31, 2004. The International Association of Machinists and Aerospace Workers (the "IAM") represents approximately 400 of the Company's employees, including the remaining mechanics. The IAM agreements expire on October 1, 2004. The Company also has bargaining agreements with the International Brotherhood of Teamsters, which represent approximately 200 employees at five terminal locations and the United Transportation Union, which represents approximately 100 employees at two of the Company's subsidiaries.


TRADEMARKS

     The Company owns the Greyhound name and trademarks and the "image of the running dog" trademarks worldwide. The Company believes that this name and the trademarks have substantial consumer awareness.


GOVERNMENT REGULATION

     The Department of Transportation. As a motor carrier engaged in interstate, as well as intrastate, transportation of passengers and express shipments, the Company is, and must remain, registered with the DOT. Failure to maintain a satisfactory safety rating, designate agents for service of process or to meet minimum financial responsibility requirements, after notice and opportunity to remedy, may result in the DOT's ordering the suspension or revocation of the registration of the Company and its right to provide transportation. DOT regulations also govern the qualifications, duties and hours of service of drivers, the standards for vehicles, parts and accessories, the maintenance of records and the submission of reports pertaining to the Company's drivers, buses and operations. The Company is subject to periodic and random inspections and audits by the DOT or, pursuant to cooperative arrangements with the DOT, by state police or officials, to determine whether the Company's drivers, buses and records are in compliance with the DOT's regulations. The Company, from time to time, has been cited by the DOT for noncompliance with its regulations but, nevertheless, has retained a satisfactory safety rating. The DOT establishes minimum financial responsibility requirements for motor carriers; the Company has met these requirements and has been authorized to partially self-insure its bodily injury and property damage liability. See "Insurance Coverage." The DOT also administers regulations to assure compliance with vehicle noise and emission standards prescribed by the Environmental Protection Agency (the "EPA"). All of the buses in the Company's fleet contain engines that comply with, or are exempt from compliance with, EPA regulations, but, on occasion, the Company has been cited and fined for non-compliance with noise or emission standards.

     Surface Transportation Board. The Company is also regulated by the DOT's Surface Transportation Board (the "STB"). The STB must grant advance approval for the Company to pool operations or revenues with another passenger carrier. The STB, moreover, must authorize any merger by the Company with, or its acquisition or control of, another motor carrier of passengers. The Company must maintain reasonable through routes with other motor carriers of passengers, and, if found not to have done so, the STB can prescribe them. The Company is party to certain agreements, which are subject to STB authorization and supervision.

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

     Other. The Company is subject to regulation under the Americans with Disabilities Act (the "ADA") pursuant to regulations adopted by DOT in September 1998. Beginning in October 2000, all new buses acquired by the Company for its fixed route operations must be equipped with wheelchair lifts. Additionally, by October 2006, one-half of the Company's fleet involved in fixed route operations will be required to be lift-equipped, and by October 2012, such fleet will need to be entirely lift-equipped. The regulations do not require the retrofitting of existing buses with lift equipment. Nor do the regulations require the purchase of accessible used buses. Under an initiative implemented in the spring of 2000, and continuing until the fleet is fully equipped, the Company has begun to provide an accessible bus to any disabled passenger who provides at least 48 hours notice. This initiative was implemented over 18 months in advance of the October 2001 deadline required by DOT. Currently the added cost of a built-in lift device in a new bus is approximately $35,000 plus the Company incurs additional maintenance and employee training costs. Passenger revenues could also be impacted by the loss of seating capacity when wheelchair passengers are on the bus, partially offset by potentially increased ridership by disabled persons.


INSURANCE COVERAGE

     Following the Merger, the Company began to purchase its insurance through Laidlaw with coverage subject to a $50,000 deductible for property damage claims and no deductible for all other claims. Additionally, on December 31, 1999, the Company transferred liability for all known, and unknown claims, and all related insurance reserves, associated with the period prior to March 16, 1999 to Laidlaw for which Laidlaw received compensation in an amount equal to the book value of the reserves. Effective with the beginning of the Company's new policy year, September 1, 2001, the Company purchased coverage from third-party insurers for claims up to $5.0 million with coverage subject to a $3.0 million deductible for automobile liability and a $1.0 million deductible for both general liability and workers' compensation. The Company purchases excess coverage for automobile liability, general liability and workers' compensation insurance through Laidlaw for claims which exceed $5.0 million. The Company has continued to purchase from Laidlaw coverage for physical damage to Company property subject to a $50,000 deductible.

     The predecessor agency to the STB granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the DOT. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million (as of December 31, 2001, the Company's tangible net worth was $116.0 million) and a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. The Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At December 31, 2001, the Company maintained $22.2 million of collateral deposits including the above $15.0 million trust fund and had issued $20.5 million of letters of credit in support of these programs.

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


ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs at the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 30 active and 13 inactive locations have been identified as sites requiring potential clean-up and/or remediation as of December 31, 2001. Additionally, the Company is potentially liable with respect to five active and seven inactive locations which the Environmental Protection Agency ("EPA") has designated as Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of nominal settlement amounts.

     The Company has recorded a total environmental liability of $8.3 million at December 31, 2001 of which approximately $1.4 million is indemnifiable by the predecessor owner of the Company's domestic bus operations, now known as Viad Corp. The environmental liability relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. The Company expects the majority of this environmental liability to be paid over the next five to ten years. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.


ITEM 2. PROPERTIES


LAND AND BUILDINGS

     At December 31, 2001, the Company used 584 parcels of real property in its operations, of which it owned 170 properties and leased 414 properties. Of those properties, 417 are bus terminals, 33 are maintenance facilities, 29 are terminal/maintenance facilities, and the remaining properties consist of driver dormitories, parking/storage lots, office/storage/warehouse buildings and telephone information centers. These properties are located throughout the United States, with one in Canada. The Company believes the current makeup of its properties is adequate for its operations, and although there can be no assurance, based on its recent experience, the Company believes that it will be able to find suitable replacement properties on acceptable terms for any properties the Company chooses to replace, or which are condemned, or for which leases are not renewed or are otherwise terminated.

     The Company operates out of its largest sales location, the Port Authority Bus Terminal of New York (the "Port Authority"), on a month-to-month basis pursuant to several lease agreements and a license agreement. The Port Authority has been in discussions to develop the air rights above the terminal and should an agreement on the development be reached the Company would likely be required to temporarily relocate its operations within the Port Authority. Such relocation, if required, could result in an increase in the costs to operate out of the Port Authority and potentially impact ticket and food service revenues.

FLEET COMPOSITION AND BUS ACQUISITIONS

     During 2001, the Company took delivery of 154 new buses, and retired 84 buses, resulting in a fleet of 2,902 buses at December 31, 2001 of which the Company owned 1,208 buses and leased an additional 1,694 buses. The average age of the Company's bus fleet at December 31, 2001, was 6.2 years compared to 5.8 years at December 31, 2000.

     Motor Coach Industries, Inc. or its affiliate, Motor Coach Industries Mexico, S.A. de C.V., hereafter referred to collectively as "MCI", produced all but 66 of these buses. The Company is party to a long-term supply agreement with MCI. The agreement extends through 2007, but may be canceled at the end of any year upon six months notice. If the Company decides to acquire new buses, the Company and its affiliates must purchase at least 80% of its new bus requirements from MCI pursuant to the agreement, however, during 2002 the Company is not obligated to maintain the 80% minimum under certain conditions.


ITEM 3. LEGAL PROCEEDINGS

GOLDEN STATE INDICTMENT

     In December 2001, Gonzalez, Inc. d/b/a Golden State Transportation ("Golden State") and 22 current and former employees and agents of Golden State were indicted as part of a 42-count federal criminal proceeding. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. Gonzalez, Inc, et al., Case No. CR 01-1696-TUC-RCC. The indictment alleges that the defendants were engaged in a conspiracy, spanning over a two-year period, to transport and harbor illegal aliens within the United States. As part of the indictment, the U.S. Government has sought a forfeiture of substantially all of Golden State's assets and obtained a restraining order restricting access to bank accounts and restraining certain other real property and vehicles. The restraining order allows Golden State to continue to operate its business in the ordinary course and the order has been modified to permit the payment of certain normal course expenses.

     Golden State and the individuals have pleaded not guilty to the charges. Golden State intends to vigorously defend the matter. No trial date has been set for this case. Golden State is currently in the process of obtaining and assessing the significant volume of evidence amassed by the Government. At this early stage in the proceeding, the probable outcome of this case cannot be predicted. Additionally, management is unable to make a reasonable estimate of the liability that may result from the final resolution of the indictment. Accordingly, no liability relating to this matter has been recorded in the Company's Consolidated Financial Statements.

     Greyhound has a 51.4% ownership interest in Golden State and as such includes Golden State's results of operations and financial condition in the Company's Consolidated Financial Statements. For the year ended December 31, 2001, Golden State accounted for 3.3% of the Company's consolidated revenues and 5.5% of consolidated operating income. At December 31, 2001, the Company's investment in Golden State totaled $7.9 million. In addition, the Company leases to, or guarantees the leases of, 67 of Golden State's buses. As of the date of this report these buses are subject to $12.4 million of third-party liens, which is comparable to management's estimate of the fair market value of the buses.

OTHER LEGAL PROCEEDINGS

     In addition to the matter discussed above, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment-related claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the deductible portion of the policies. Management believes that there are no proceedings either threatened or pending against the Company relating to such personal injury, property damage and employment-related claims that, if resolved against the Company, would materially exceed the amounts recorded as estimated liabilities by the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     All of the Company's outstanding common stock is held by a subsidiary of Laidlaw Inc. and, therefore, the common stock is not traded on any established public trading market. The Company has not paid dividends in the past and, furthermore, the indenture governing the Company's 11 1/2 % Senior Notes and the agreement governing the Company's revolving credit facility limit the ability of the Company to pay dividends. At December 31, 2001, the maximum dividend that the Company could pay to Laidlaw was $33.1 million under the most restrictive of the agreements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The statement of operations data and statement of financial position data set forth below have been derived from the audited Consolidated Financial Statements of the Company for each of the respective periods indicated. The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and the Consolidated Financial Statements and notes thereto included elsewhere in this filing. Certain reclassifications have been made to prior period statements to conform them to the December 31, 2001 classifications.

                                                                      YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------------------------
                                               2001           2000          1999(a)         1998(b)        1997(c)
                                           ------------   ------------   ------------    ------------   ------------
                                                                        (IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:

Total Operating Revenues ...............      1,022,420      1,014,317        925,990         848,445        773,816

Operating Income .......................         29,912         43,800         25,530          46,831         37,106

Net Income (Loss) ......................   $      1,986   $     12,570   $    (16,320)   $     35,232   $    (16,925)
                                           ============   ============   ============    ============   ============


STATEMENT OF FINANCIAL POSITION DATA:
Total Assets ...........................   $    688,457   $    678,121   $    652,056    $    643,378   $    566,593
Long-Term Debt (d) .....................        280,566        275,617        222,206         233,658        212,422
Stockholders' Equity ...................        187,919        235,174        227,906         218,013        179,599

----------

(a) For the year ended December 31, 1999, the Company recorded a $21.3 million charge related to the settlement of the Company's outstanding stock options.

(b) During the third quarter of 1998, the Company recognized a tax benefit related to previously reserved deferred tax assets. As a result, the Company had a $16.9 million tax benefit for the year.

(c) For the year ended December 31, 1997, the Company recorded an extraordinary loss of $25.3 million relating to (i) the retirement of an interest rate swap ($2.5 million), (ii) the retirement of the 10% Senior Notes ($21.3 million) and (iii) the write-off of debt issuance costs ($1.5 million).

(d) Long-term debt includes current maturities of long-term debt of $8.0 million in 2001, $5.1 million in 2000, $5.7 million in 1999, $8.0 million in 1998 and $4.5 million in 1997; also included is redeemable preferred stock of $2.7 million in 2000 and $42.0 million in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 84.5%, 4.0% and 4.3%, respectively, of the Company's total operating revenues for 2001. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,900 buses and approximately 1,800 sales outlets.

RESULTS OF OPERATIONS

     The following table sets forth the Company's results of operations as a percentage of total operating revenues for 2001, 2000 and 1999:

                                                             YEARS ENDED DECEMBER 31,
                                                     ----------     ----------    ----------
                                                        2001           2000          1999
                                                     ----------     ----------    ----------

     Operating Revenues
       Passenger services ........................         84.5%          85.0%         84.6%
       Package express ...........................          4.0            4.2           4.5
       Food services .............................          4.3            4.2           4.2
       Other operating revenues ..................          7.2            6.6           6.7
                                                     ----------     ----------    ----------
              Total Operating Revenues ...........        100.0          100.0         100.0
                                                     ----------     ----------    ----------
     Operating Expenses
       Maintenance ...............................          9.9            9.3           9.8
       Transportation ............................         25.1           25.0          23.8
       Agents' commissions and station costs .....         18.6           18.3          19.0
       Marketing, advertising and traffic ........          3.5            3.1           3.4
       Insurance and safety ......................          5.9            5.2           5.5
       General and administrative ................         12.7           12.4          12.9
       Depreciation and amortization .............          4.8            4.5           4.8
       Operating taxes and licenses ..............          6.2            6.0           6.5
       Operating rents ...........................          7.1            8.4           8.4
       Cost of goods sold - Food services ........          2.9            2.9           2.8
       Other operating expenses ..................          0.4            0.6           0.3
                                                     ----------     ----------    ----------
              Total Operating Expenses ...........         97.1           95.7          97.2
                                                     ----------     ----------    ----------
     Operating Income ............................          2.9            4.3           2.8
     Settlement of Stock Options .................          0.0            0.0           2.3
     Interest Expense ............................          2.8            2.3           2.4
     Income Tax Provision (Benefit) ..............         (0.1)           0.8          (0.5)
     Minority Interest ...........................          0.0            0.0           0.2
     Extraordinary Item ..........................          0.0            0.0           0.2
                                                     ----------     ----------    ----------
     Net Income (Loss) ...........................          0.2%           1.2%         (1.8)%
                                                     ==========     ==========    ==========

     The following table sets forth certain operating data for the Company for 2001, 2000 and 1999. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.

                                                                           YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                     2001            2000            1999
                                                                 ------------    ------------    ------------

Regular Service Miles (000's) ................................        349,978         348,789         339,752
Total Bus Miles (000's) ......................................        358,502         356,831         347,392
Passenger Miles (000's) ......................................      9,069,687       9,190,943       8,739,219
Passengers Carried (000's) ...................................         24,825          25,386          24,698
Average Trip Length (passenger miles / passengers carried) ...            365             362             354
Load (avg. number of passengers per regular service mile) ....           25.9            26.4            25.7
Load Factor (% of available seats filled) ....................           51.8%           53.3%           52.9%
Yield (regular route revenue / passenger miles) ..............   $     0.0953    $     0.0938    $     0.0896
Average Ticket Price .........................................   $      34.81    $      33.95    $      31.72
Total Revenue Per Total Bus Mile .............................   $       2.85    $       2.84    $       2.66
Operating Income Per Total Bus Mile ..........................   $       0.08    $       0.12    $       0.07
Cost per Total Bus Mile:
  Maintenance ................................................   $      0.283    $      0.265    $      0.262
  Transportation .............................................   $      0.717    $      0.712    $      0.635


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Operating Revenues. Total operating revenues increased $8.1 million, up 0.8% for the year ended December 31, 2001 compared to the same period in 2000.

     Passenger services revenues increased $2.3 million, or 0.3%, in 2001 compared to 2000 as a 1.6% increase in yield offset a 1.3% decrease in passenger miles. During 2000, rising fuel costs, which dramatically increased automobile travel costs and resulted in the airlines adding fuel surcharges to their ticket prices, allowed the Company to implement broad-based ticket price increases (which increased yield) throughout 2000 while still maintaining growth in passenger miles. During the first half of 2001 the Company further raised ticket prices resulting in a 5.9% increase in yield and, through the first quarter, continued to achieve growth (2.0%) in passenger miles. The continued ticket price increases, combined with stabilized fuel costs and airline price discounting due to softening business travel demand, however, resulted in a 3.5% decline in passenger miles during the second quarter. In response to this decline, during the third quarter the Company reduced both prices and restrictions on advance purchase fares and lowered some walkup fares. The slight reduction in ticket prices that these actions produced were not enough to offset the effects of significant reductions in retail fuel prices and airline ticket prices which resulted in continued declines (1.3%) in passenger miles during the third quarter. This decline was somewhat mitigated by a substantial increase in passengers during the shutdown of the air system following the events of September 11, 2001. Subsequent to the events of September 11, 2001 the Company experienced significant declines in its short haul markets (450 miles and less), principally due to the reduced travel in the Northeastern United States, while long haul travel (over 450 miles) increased dramatically as passengers chose bus travel instead of air travel. On October 3, 2001 an incident on one of the Company's buses resulted in a six-hour shutdown of operations nationwide. This shutdown and general heightened security concerns, caused material declines in sales during the week of the incident. Although the level of sales decline lessened each subsequent week, passenger revenue declined 6.5% during the fourth quarter compared to prior year. While long haul passenger traffic grew, declines in short haul passengers more than offset this growth resulting in a 1.9% decline in passenger miles during the fourth quarter. This change in passenger mix resulted in an increase in average trip length of 8.3% and, because longer trips produce lower revenue per passenger mile, also produced a 4.6% decline in yield.

     Package express revenues decreased $1.2 million, down 2.9% in 2001 compared to 2000. The Company has continued to experience reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) as a result of continued competition, as well as expanded and improved product offerings from larger package delivery companies. In response, the Company continues to increase its focus on the same day delivery market niche through the selling of Daily Direct, a guaranteed same day or early next morning service. In addition, in November 2000 the Company began offering freight forwarding services and in May 2001 began providing shipping services as an Authorized Shipping Outlet for United Parcel Service. During 2001, Daily Direct and these new services accounted for $1.8 million in revenues, an 86.2% increase over the prior year.

     Food services revenues increased $0.6 million, up 1.5% for the year ended December 31, 2001 compared to the same period in 2000. Food services revenues increased over the prior year due primarily to product price increases and increased locations, offset somewhat by volume declines as a result of the decline in passenger miles.

     Other operating revenues, consisting primarily of revenue from travel services and in-terminal sales and other services increased $6.4 million, up 9.5% in 2001 compared to 2000. The increase is primarily attributable to the Company's expansion during 2001 into "meet and greet" service provided to cruise lines.

     Operating Expenses. Total operating expenses increased $22.0 million, up 2.3% for the year ended December 31, 2001 compared to the same period in 2000. The increase in expenses is due primarily to wage increases, higher driver hiring costs, increased maintenance costs due to fewer buses under warranty, increased insurance, marketing and pension costs, partially offset by lower fuel costs and lower terminal rents.

     Maintenance costs increased $6.8 million, up 7.2% in 2001 compared to 2000. On a per mile basis, maintenance costs increased 6.8% due to 190 fewer buses under warranty in 2001 compared to 2000, a slightly higher average fleet age, wage increases for mechanics, increased material and labor related to body repairs and brake jobs and higher utility costs.

     Transportation expenses, which consist primarily of fuel costs and driver wages, increased $3.0 million, up 1.2% for the year ended December 31, 2001 compared to the same period in 2000. During 2001 the average cost per gallon of fuel decreased to $0.85 from $0.94 in 2000 resulting in reduced costs of $5.4 million. On a per mile basis, excluding the effects of fuel price changes, transportation expenses increased 2.9% during 2001, due mainly to contractual driver wage increases and higher driver training and hiring costs.

     Agents' commissions and station costs increased $4.7 million, up 2.5% in 2001 compared to 2000. The increase for the year ended December 31, 2001 is due to wage increases for customer service employees and increases in utility and security costs. As a percentage of revenue, agents commissions and station costs increased slightly to 18.6%, compared to 18.3% in the prior year, principally due to increased security costs and passenger revenue declines experienced in the fourth quarter of 2001.

     Marketing, advertising and traffic expenses increased $4.0 million, or 12.7%, in 2001 compared to 2000 and increased as a percent of revenue to 3.5% compared to 3.1% in the prior year. The increase in 2001 was principally due to production costs related to new television advertisements, spending for development of new markets, and media spending to raise brand awareness with certain targeted demographic groups.

     Insurance and safety costs increased $7.3 million, up 13.8% in 2001 compared to 2000, and increased as a percentage of revenue to 5.9% compared to 5.2% in the prior year. The increase is due to an increase in the cost of excess insurance coverage, growth in the average cost per claim due principally to medical inflation and an increase in the number of severe accidents.

     General and administrative expenses increased $4.2 million, up 3.3% for the year ended December 31, 2001 compared to the same period in 2000, increasing slightly as a percentage of revenue. The increase is primarily due to a $5.2 million increase in pension expense due to a reduction in interest rates and deterioration in plan returns principally related to equity investments, higher management fee charges ($1.6 million) from the Company's parent Laidlaw, offset by a decrease in management incentive plan costs ($2.6 million).

     Depreciation and amortization increased $3.8 million, or 8.5% for the year ended December 31, 2001 compared to the same period in 2000. The increase is primarily due to higher capital expenditures in prior periods.

     Operating taxes and licenses expense increased $2.0 million, up 3.2% in 2001 compared to 2000 due to increased payroll taxes resulting from increased wages, increased property and real estate taxes and unusual state fuel tax refunds received in the prior year.

     Operating rents decreased $12.4 million, down 14.6% for the year ended December 31, 2001 compared to the same period in 2000. The decrease is mainly due to the restructuring of the Port Authority license agreement. See Note 16 of the Consolidated Financial Statements for further discussion.

     Food services cost of goods sold increased $0.5 million, up 1.6% in 2001 compared to 2000 due primarily to increases in food costs and the addition of new locations.

     Other operating expenses decreased $1.9 million, down 29.2% for the year ended December 31, 2001 compared to the same period in 2000. The decrease is due to the write-down of an investment in 2000.

     Interest expense increased $5.4 million, up 23.0% for the year ended December 31, 2001 compared to the same period in 2000, due to an increase in the average debt outstanding, partially offset by a reduction in rates.

     For the year ended December 31, 2001, the Company's income tax benefit includes a $2.5 million benefit for the recognition of previously unrecognized deferred tax assets. Exclusive of this item, the Company would have recorded tax expense at an effective rate of 143.1%, compared to a 38.0% rate in the prior period. The lower level of pre-tax income in 2001 compared to 2000, combined with the effects of non-deductible goodwill amortization and other permanent tax differences, produces a higher effective rate.

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

     Passenger services revenues increased $78.5 million (or 10.0%) in 2000 compared to 1999. The increase in regular route revenues reflects the consolidated impact of a 4.7% increase in yield and a 5.2% increase in passenger miles. These improvements were principally due to the following:

     1) Since the marginal cost of intercity travel by automobile is principally fuel, the fuel price increases that occurred during 2000 produced dramatic increases in automobile travel costs, thus allowing the Company to increase yield and still remain price competitive.

     2) As a result of the fuel price increases, many airlines increased ticket prices by instituting fuel price surcharges. These surcharges allowed the Company to raise prices (and increase yield). And, because bus travel is more fuel efficient than air travel, the ticket price differential between long-haul bus travel and air travel increased, thus improving long-haul bus travel economics which resulted in an increased average trip length and increased passenger miles.

     3) During the first half of 2000, the Company modified its promotional pricing program so that longer trip length ticket prices were generally increased compared to the old program and shorter, intermediate, trip length ticket prices were generally decreased. The overall effect of this change was to increase yield and decrease average trip length. The decrease in average trip length due to promotional ticket sales was more than offset by increases in walk-up sales due to the factors discussed above.

     Package Express revenue increased $0.9 million (or 2.2%) in 2000 compared to 1999 (including $1.6 million related to the On Time Delivery and LSX Delivery acquisitions). Excluding the acquisitions, the Company experienced a $0.7 million decrease in revenue due to reduced standard product deliveries (the traditional, low-value, terminal to terminal market segment) offset somewhat by gains in same day and priority product deliveries. The declines in the standard product are a result of continued competition, as well as expanded and improved product offerings from larger package delivery companies.

     Food services revenues increased $3.9 million (or 10.0%) for the year ended December 31, 2000, compared to the same period in 1999. The restaurant acquisitions contributed $0.9 million of this increase while the remaining $3.0 million was due primarily to the increase in passenger traffic discussed above.

     Other operating revenues, consisting primarily of revenue from travel services and other in-terminal sales and services, increased $5.0 million (or 8.0%) for the year ended December 31, 2000 compared to the same period in 1999. The increase was primarily due to increases in tenant income received by the Company for sharing its terminal space with other bus companies and increased commissions on long distance calls placed from Company pay phones.

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

     Depreciation and amortization expense increased $0.7 million (or 1.5%) for the year ended December 31, 2000, compared to the same period in 1999, primarily due to increased capital expenditures in the current and prior periods, offset somewhat by lower software amortization costs.

     Operating taxes and license costs increased $1.4 million (or 2.3%) for the year ended December 31, 2000, compared to the same period in 1999, primarily due to increased payroll taxes resulting from increased salaries and head-counts related to higher business volume (including increased miles operated) and increased fuel taxes due to increased miles, partially offset by unusual state fuel tax refunds received in 2000.

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


CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions. The following are the Company's most critical accounting policies, which are those that require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     Contingencies. As discussed in Note 16 of the Consolidated Financial Statements, management is unable to make a reasonable estimate of the liability that may result from the final resolution of the Golden State indictment. Further assessments of the potential liability will be made as additional information becomes available. Management currently does not believe this proceeding will have a material adverse effect on the Company's consolidated financial position. It is possible; however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to this proceeding.

     Accounting for Income Taxes. The Consolidated Statements of Financial Position reflect deferred tax assets as of December 31, 2001 of $60.8 million, net of a valuation allowance of $27.5 million. The valuation allowance is required due to uncertainties related to the Company's ability to utilize all of its net operating loss ("NOL") carryforwards before they expire, which is based on estimates of future taxable income over the fifteen and twenty year NOL carryforward period. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company may need to change the valuation allowance. Subsequent revisions to the valuation allowance could cause the Company's provision for income taxes to vary significantly from period to period, although cash tax payments would remain unaffected until the benefit of the NOL is utilized.

     Claims Liability. The Company establishes reserves for automobile liability, general liability and worker's compensation claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are developed using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in health care costs and property damage repairs, and the discount rate. The amount of these reserves could differ from the Company's ultimate liability related to these claims due to changes in the Company's accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases and discount rates.

     The Company may be liable for certain environmental liabilities and clean-up costs in the various facilities presently or formerly owned or leased by the Company. Additionally, the Company has potential liability with respect to locations that the EPA has designated as Superfund sites. The Company has recorded an environmental liability for those sites identified for potential clean-up and/or remediation based upon the present value of estimated future cash flows discounted at 8.0%. The future cash flows are estimated by the Company's internal staff and outside environmental consultants based on testing and remediation work plans that have been established for the various projects. Management expects the majority of this environmental liability to be paid over the next five to ten years. The recorded liability could differ from the Company's ultimate liability due to timing and cost uncertainties related to variations in the required scope of work that are inherent in any clean-up project.

     Pension. The determination of the Company's obligation and expense for pension benefits is dependent on the selection of certain assumptions and factors. These include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by management. In addition, the Company's actuarial consultants also use factors to estimate such items as retirement age and mortality rates. The assumptions and factors used by the Company may differ materially from actual results due to changing market and economic conditions, earlier or later retirement ages or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension obligation or expense recorded by the Company. Due to a reduction in interest rates and deterioration in plan returns, during 2001 the Company was required to increase its additional minimum pension liability by $48.5 million, net of tax effect of $26.1 million and recorded a $5.2 million increase in pension expense.


NEW ACCOUNTING PRONOUNCEMENTS

     In 2002, Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" became effective and as a result, the Company will cease to amortize goodwill and indefinite lived intangible assets. During 2001, the Company recorded $2.6 million of amortization related to these items and would have recorded a similar amount during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill during the first six months of 2002 and then on a periodic basis thereafter. The Company has not yet determined what effect, if any, the initial impairment review will have on the Company's financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions and to meet debt service requirements, including the payment of interest on the 11 1/2% Senior Notes. The Company's principal sources of liquidity are expected to be cash flow from operations, proceeds from operating lease or other equipment financings for new bus purchases and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will fund its working capital and near-term capital expenditure needs.

     Net cash provided by operating activities was $51.0 million, $32.5 million and $74.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash provided by operating activities in 2001 includes cash used by changes in operating assets and liabilities of $9.0 million, principally due to spending on intangible assets, compared to $28.5 million in 2000, principally due to repayments of intercompany amounts due Laidlaw. In 1999, net cash provided by operating activities included cash provided by changes in operating assets and liabilities of $55.9 million, principally due to a reduction in insurance and security deposits, offset by a $21.3 million payment for the settlement of stock options. Net cash used for investing activities was $33.7 million, $41.2 million and $81.2 million for 2001, 2000 and 1999, respectively, principally due to capital expenditures, consisting primarily of acquisitions of buses and real estate and facility improvements, totaling $36.0 million, $63.7 million and $78.9 million for 2001, 2000 and 1999, respectively. Net cash provided (used) by financing activities was $(6.6) million, $10.6 million and $9.8 million for 2001, 2000 and 1999, respectively. The decrease in cash provided by financing activities in 2001 is principally due to the reduced level of capital expenditures.

     The Company requires significant cash flows to meet its debt service and other continuing obligations. As of December 31, 2001, the Company had $280.6 million of long-term indebtedness outstanding (including current portions), including $58.0 million of borrowings under the Revolving Credit Facility and $150.0 million of 11 1/2% Senior Notes. As of December 31, 2001, the Company had availability of $40.5 million under the Revolving Credit Facility.

     The Revolving Credit Facility provides for advances up to a maximum of $125 million based upon 85% of the appraised wholesale value of certain bus collateral and 50% of the fair market value of certain real property collateral. The Revolving Credit Facility has two interest rate options, prime and LIBOR. As of December 31, 2001, borrowings under the Revolving Credit Facility were available to the Company at prime rate plus 0.5% and LIBOR plus 2.0%. The weighted-average interest rate for all Revolving Credit Facility borrowings was 4.0% at December 31, 2001. Borrowings under the Revolving Credit Facility mature on October 24, 2003.

     The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company and the stock and assets of certain of its subsidiaries. The Revolving Credit Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to EBITDA ratio; minimum EBITDA to interest ratio; minimum shareholder's equity; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interests, payment of dividends and transactions with affiliates, including Laidlaw. As of December 31, 2001, the Company was in compliance with all such covenants.


BUS OPERATING LEASES

     The Company generally uses lease financing with purchase options (residual values) as the principal source of bus financing in order to achieve the lowest net cost of bus financing. These leases typically have terms of seven years and contain set residual values and residual value guarantees; although some leases are for terms as long as twelve years and contain no residual values or residual value guarantees. Because the Company generally retires buses after twelve to fourteen years of operation, buses are typically purchased at lease expiration at the residual value, or fair market value for those leases that do not contain residual values.

     Most of the leases are designed to qualify as operating leases for accounting purposes and, as such, only the monthly lease payment is recorded in the statement of operations and the liability and value of the underlying buses are not recorded on the statement of financial position. At December 31, 2001, the net present value of future operating lease payments, plus the residual value or estimated fair market value for those leases that do not contain residual values, discounted at the rate implicit in the lease was $316.7 million.

     Of those operating leases that contain residual value guarantees, the aggregate residual value at lease expiration is $140.3 million, of which the Company has guaranteed $87.6 million. Based on current and historical used bus values, management believes the value of the buses at lease expiration will exceed the residual value guarantees, therefore, the Company has also recorded no liability related to the residual value guarantees. To date, the Company has never incurred any liability as a result of residual value guarantees.


LAIDLAW REORGANIZATION

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


POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

     The Company maintains nine defined benefit pension plans, the most significant of which (the "ATU Plan") covers approximately 14,500 current and former employees, fewer than 1,200 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and over 85% of its participants are over the age of 50. Under the terms of the Company's collective bargaining agreement participants in the ATU Plan continue to accrue benefits as long as no contributions are due from the Company. The ATU Plan actuary advised the Company and the union that the decline in the stock market during 2001 had made it likely that contributions to the ATU Plan would be required in calendar year 2002. The Company and union met and agreed to freeze service and wage accruals effective March 15, 2002. Before November 1, 2002, the ATU Plan actuary will review the situation for 2003. If no contributions from the Company will be required in 2003, the current freeze of accruals may be lifted on January 1, 2003. If it is determined that a contribution will be required, the union and the Company will meet to negotiate a method of avoiding the contribution. If the Company and the union are unable to agree upon a method to avoid a contribution the freeze will continue for at least an additional year.

     For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. For funding purposes, legislation passed by the United States Congress mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by current regulations, and further assuming a continuation of the freeze of wage and service accruals and that the ATU Plan assets can obtain annual investment returns of 7.5%, estimated Company contributions to the ATU Plan total $51 million over the next five years. Lowering the assumed investment return on ATU plan assets to 5% results in estimated contributions over the next five years of $84 million, while a 10% return results in estimated contributions over the next five years of $26 million. However, no contributions are projected during the next two years under either of the three scenarios discussed above. Nevertheless, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make contributions in the future that differ significantly from the estimates above.


SELF INSURANCE

     The Company had previously purchased its insurance through Laidlaw with coverage subject to a $50,000 deductible for property damage claims and no deductible for all other claims. Effective with the beginning of the Company's new policy year, September 1, 2001, the Company purchased coverage from third-party insurers for claims up to $5.0 million with coverage subject to a $3.0 million deductible for automobile liability and a $1.0 million deductible for both general liability and workers' compensation. The Company purchases excess coverage for automobile liability, general liability and workers' compensation insurance through Laidlaw for claims which exceed $5.0 million. The Company has continued to purchase from Laidlaw coverage for physical damage to Company property subject to a $50,000 deductible.

     The Company maintains deposits and letters of credit that support its self-insurance program and secure insurance claims. At December 31, 2001, the Company maintained $22.2 million of collateral deposits, including a $15.0 million trust fund to support its self-insurance program pursuant to the DOT's approval of such program, and had issued $20.5 million of letters of credit.

     Management believes the cash flow requirements of the new insurance program will be modestly higher during the first half of the policy year, but comparable during the entire policy year to what the requirements would have been had the old program with Laidlaw been extended. Although not currently expected, the loss of self-insurance authority from the DOT or a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company's liquidity, financial condition, and results of operations.


GOLDEN STATE INDICTMENT

     In December 2001, Gonzalez, Inc. d/b/a Golden State Transportation ("Golden State") and 22 current and former employees and agents of Golden State were indicted as part of a 42-count federal criminal proceeding. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. Gonzalez, Inc, et al., Case No. CR 01-1696-TUC-RCC. The indictment alleges that the defendants were engaged in a conspiracy, spanning over a two-year period, to transport and harbor illegal aliens within the United States. As part of the indictment, the U.S. Government has sought a forfeiture of substantially all of Golden State's assets and obtained a restraining order restricting access to bank accounts and restraining certain other real property and vehicles. The restraining order allows Golden State to continue to operate its business in the ordinary course and the order has been modified to permit the payment of certain normal course expenses.

     Golden State and the individuals have pleaded not guilty to the charges. Golden State intends to vigorously defend the matter. No trial date has been set for this case. Golden State is currently in the process of obtaining and assessing the significant volume of evidence amassed by the Government. At this early stage in the proceeding, the probable outcome of this case cannot be predicted. Additionally, management is unable to make a reasonable estimate of the liability that may result from the final resolution of the indictment. Accordingly, no liability relating to this matter has been recorded in the Company's Consolidated Financial Statements.

     Greyhound has a 51.4% ownership interest in Golden State and as such includes Golden State's results of operations and financial condition in the Company's Consolidated Financial Statements. For the year ended December 31, 2001, Golden State accounted for 3.3% of the Company's consolidated revenues and 5.5% of consolidated operating income. At December 31, 2001, the Company's investment in Golden State totaled $7.9 million. In addition, the Company leases to, or guarantees the leases of, 67 of Golden State's buses. As of the date of this report these buses are subject to $12.4 million of third-party liens, which is comparable to management's estimate of the fair market value of the buses.

NEW YORK PORT AUTHORITY

     The Company operates out of its largest sales location, the Port Authority, on a month-to-month basis pursuant to several lease agreements and a license agreement. The Port Authority has been in discussions to develop the air rights above the terminal and should an agreement on the development be reached the Company would likely be required to temporarily relocate its operations within the Port Authority. Such relocation, if required, could result in an increase in the costs to operate out of the Port Authority and potentially impact ticket and food service revenues.

FOURTH QUARTER OF 2001 AND 2002 OUTLOOK

     Subsequent to the events of September 11, 2001 the Company experienced significant declines in its short haul markets (450 miles and less), principally due to the reduced travel in the Northeastern United States, while long haul travel (over 450 miles) increased dramatically as passengers chose bus travel instead of air travel. On October 3, 2001 an incident on one of the Company's buses resulted in a six-hour shutdown of operations nationwide. This shutdown and general heightened security concerns, caused material declines in sales during the week of the incident. Although the level of sales decline lessened each subsequent week, passenger revenue declined 6.5% during the fourth quarter compared to prior year. While long haul passenger traffic grew, declines in short haul passengers more than offset this growth resulting in a 1.9% decline in passenger miles during the fourth quarter. This change in passenger mix resulted in an increase in average trip length of 8.3% and, because longer trips produce lower revenue per passenger mile, also produced a 4.6% decline in yield. In response to the decline in passenger revenues the Company began reducing schedule service miles in late October, with further reductions in early and late November, resulting in a 1.4% decline in regular service miles during the fourth quarter of 2001 as compared to the same period in 2000. The decline in revenue and an increase in security costs more than offset the cost reductions produced by the decline in regular service miles, resulting in an operating loss of $2.9 million during the fourth quarter of 2001, compared to operating income of $7.3 million during the fourth quarter of 2000.

     The Company has continued to experience declines in passenger revenue, although the amounts of the declines have appeared to plateau. During the two months ended February 28, 2002, passenger revenues were 5.8% below the comparable period in 2001. Continuing strength in long haul passenger traffic was more than offset by weakness in short haul passengers, resulting in a 2.5% decline in passenger miles and a 3.4% decline in yield during the first two months of 2002. Reductions in regular service miles implemented during the fourth quarter have continued, producing a 2.4% decline in regular service miles during the first two months of 2002 compared to the first two months of 2001.

     Management anticipates that passenger revenue will continue to be below prior year until the fourth quarter of 2002, with the summer approaching prior year levels when the Company normally experiences increased long haul ridership. To align costs with the decrease in revenue, the Company has put in place several cost reduction initiatives including reductions in regular service miles and hiring of field personnel, limiting corporate hiring to critical positions, deferring merit wage increases and reducing spending for advertising, consulting, travel and training.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K

     Statements in this Form 10-K that are not purely historical facts, including statements regarding our beliefs, expectations, intentions, projections or strategies for the future, may be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the general economic condition of the United States and the future level of bus travel demand; the impact of future terrorist incidents; operational disruptions as a result of bad weather; the Company's future yields; increased costs for security; the cost and availability of excess insurance coverage and the Company's ability to retain authority to self-insure; the impact of changes in fuel prices; the effect of future Government regulations; potential pension plan funding requirements; limitations on financing flexibility and availability due to changing credit markets and the uncertainty surrounding the outcome of the Laidlaw Inc. reorganization proceedings; and other factors described from time to time in the Company's publicly available Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

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

COMMODITY PRICES. The Company currently has exposure to commodity risk from its fuel inventory and its advance purchase commitments for fuel. The Company has fuel inventory at December 31, 2001, at a carrying value of $0.7 million. The Company's fuel inventory is used in operations before a change in the market price of fuel could have a material effect on the Company's results of operation. Additionally, the Company has entered into an advance purchase commitment for fuel whereby the Company has agreed to take delivery of a total of 4.2 million gallons through July 2002 at a fixed price of $2.5 million. A 10% increase or decrease in the cost of fuel would not have a material effect on this commitment or the Company's results of operations. For the year ended December 31, 2001, the Company recorded $49.4 million in fuel expense (exclusive of fuel taxes). While a 10% increase or decrease in the cost of fuel would have a material effect on the Company's operating expenses, generally periods of rising fuel costs have allowed the Company to increase average ticket prices and periods of declining fuel costs have required the Company to lower ticket costs, thus providing some hedge against fuel price fluctuations.

INVESTMENT PRICES. The Company currently has exposure in the market price of investments in its available for sale securities. At December 31, 2001, the Company has approximately $6.8 million of investments classified as available for sale and a 10% decrease in the market price would not have a material effect on the Company's financial position. As required by generally accepted accounting principles, the Company has reported these investments at fair value, with any unrecognized gains or losses excluded from earnings and reported in a separate component of stockholders' equity.

INTEREST RATE SENSITIVITY. The Company currently has exposure to interest rates from its long-term debt as it relates to the Company's Revolving Credit Facility and the Laidlaw subordinated debt. The Revolving Credit Facility utilizes a variable rate based on prime and LIBOR. As of December 31, 2001, the Revolving Credit Facility utilized prime plus 0.5% and LIBOR plus 2.0% with an outstanding balance of $58.0 million. The weighted-average interest rate for all Revolving Credit Facility borrowings was 4.0% at December 31, 2001. Borrowings under the Revolving Credit Facility mature on October 24, 2003.

The Laidlaw subordinated debt matures 91 days after the maturity of the Revolving Credit Facility. Interest on the debt accrues at the Applicable Federal Rate (2.5% at December 31, 2001) and is payable at maturity. The outstanding balance as of December 31, 2001 was $35.0 million.

A 10% increase or decrease in variable interest rates would not have a material effect on the Company's results of operations or cash flows.

The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates for fixed rate debt as of December 31, 2001:

Long Term Debt:

                                   2002        2003        2004        2005        2006      THEREAFTER       TOTAL      FAIR VALUE
                                 --------    --------    --------    --------    --------    ----------    ----------    ----------

Fixed Rate Debt (in thousands)   $  6,114    $  8,898    $  2,054    $  2,193    $  1,687    $  162,346    $  183,292    $  172,175
Average Interest Rate ........        9.8%        9.7%        9.3%        9.4%        9.7%         11.3%         11.1%           --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE NO.
                                                                                                      --------

Management Report on Responsibility for Financial Reporting .......................................      28

Report of Independent Accountants..................................................................      29

Consolidated Statements of Financial Position as of December 31, 2001 and 2000.....................      30

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999........      31

Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 2001, 2000,
     and 1999......................................................................................      32

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999........      33

Notes to Consolidated Financial Statements.........................................................      34

Schedule II - Valuation and Qualifying Accounts - For the Years Ended December 31, 2001, 2000,
     and 1999......................................................................................      52

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

     The Company's consolidated financial statements have been audited by PricewaterhouseCoopers LLP (the "Independent Accountants"). Management has made available to the Independent Accountants all the Company's financial records and related data, as well as the minutes of the stockholders' and directors' meetings. Furthermore, management believes that all representations made to the Independent Accountants during their audits were valid and appropriate.

     Management of the Company has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process and updated as necessary. Management continually monitors the internal control system for compliance. The Company maintains an internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of their audits of the Company's consolidated financial statements, the Independent Accountants considered the Company's system of internal control to the extent they deemed necessary to determine the nature, timing and extent of audit tests to be applied. Management has considered the internal auditors' and Independent Accountants' recommendations concerning the Company's system of internal control and has taken actions that the Company believes respond appropriately to these recommendations. Management believes that the Company's system of internal control is adequate to accomplish the objectives discussed herein.

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

Jeffrey W. Sanders
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Cheryl W. Farmer
Vice President and Controller
(Principal Accounting Officer)

Dallas, Texas
March 28, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholder of Greyhound Lines, Inc:

     In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Greyhound Lines, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
PricewaterhouseCoopers LLP
Dallas, Texas
March 25, 2002

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                     2001            2000
                                                                                 ------------    ------------
Current Assets
   Cash and cash equivalents .................................................   $     20,913    $     10,206
   Accounts receivable, less allowance for doubtful accounts of $915 and $398          59,977          57,932
   Inventories, less allowance for shrinkage of $177 and $29 .................          8,409           7,788
   Prepaid expenses ..........................................................          7,158           4,847
   Current portion of deferred tax assets ....................................         12,238          10,688
   Other current assets ......................................................          2,154           5,423
                                                                                 ------------    ------------
         Total Current Assets ................................................        110,849          96,884
Prepaid pension plans ........................................................           --            32,483
Property, plant and equipment, net of accumulated depreciation of $229,502
    and $193,724 .............................................................        412,027         409,070
Investments in unconsolidated affiliates .....................................         15,896          15,989
Deferred income taxes ........................................................         48,609          27,452
Insurance and security deposits ..............................................         29,142          24,692
Goodwill, net of accumulated amortization of $7,250 and $5,367 ...............         43,087          43,540
Intangible assets, net of accumulated amortization of $41,411 and $37,571 ....         28,847          28,011
                                                                                 ------------    ------------
         Total Assets ........................................................   $    688,457    $    678,121
                                                                                 ============    ============

Current Liabilities
    Accounts payable .........................................................   $     24,638    $     24,723
    Accrued liabilities ......................................................         66,961          66,807
    Rents payable ............................................................         11,839          27,211
    Unredeemed tickets .......................................................         12,001          11,750
    Current portion of claims liability ......................................          2,935           2,596
    Current maturities of long-term debt .....................................          7,975           5,079
                                                                                 ------------    ------------
         Total Current Liabilities ...........................................        126,349         138,166

Pension obligation ...........................................................         46,432           3,205
Claims liability .............................................................         18,615           5,698
Long-term debt, net ..........................................................        272,591         267,887
Minority interests ...........................................................          6,166           4,594
Other liabilities ............................................................         30,385          20,746
                                                                                 ------------    ------------
         Total Liabilities ...................................................        500,538         440,296

Redeemable preferred stock (2,400,000 shares authorized; 106,050
         shares issued as of December 31, 2000) ..............................             --           2,651

Commitments and Contingencies (Notes 1, 2, 15 and 16)

Stockholder's Equity
     Common stock (1,000 shares authorized; par value $.01; 587 shares issued)             --              --
     Capital in excess of par value ..........................................        320,391         321,237
     Retained deficit ........................................................        (79,003)        (80,945)
     Accumulated other comprehensive loss, net of tax benefit of $28,791
         and $2,756 ..........................................................        (53,469)         (5,118)
                                                                                 ------------    ------------
         Total Stockholder's Equity ..........................................        187,919         235,174
                                                                                 ------------    ------------
         Total Liabilities and Stockholder's Equity ..........................   $    688,457    $    678,121
                                                                                 ============    ============

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                              2001            2000            1999
                                                          ------------    ------------    ------------
Operating Revenues
   Passenger services .................................   $    864,101    $    861,790    $    783,299
   Package express ....................................         41,222          42,441          41,510
   Food services ......................................         43,673          43,042          39,124
   Other operating revenues ...........................         73,424          67,044          62,057
                                                          ------------    ------------    ------------
         Total Operating Revenues .....................      1,022,420       1,014,317         925,990
                                                          ------------    ------------    ------------
Operating Expenses
   Maintenance ........................................        101,507          94,659          90,999
   Transportation .....................................        257,013         254,003         220,477
   Agents' commissions and station costs ..............        190,445         185,772         175,550
   Marketing, advertising and traffic .................         35,536          31,535          31,325
   Insurance and safety ...............................         60,165          52,867          51,178
   General and administrative .........................        129,406         125,234         119,396
   Depreciation and amortization ......................         48,911          45,067          44,396
   Operating taxes and licenses .......................         63,161          61,209          59,818
   Operating rents ....................................         72,527          84,912          78,222
   Cost of goods sold - food services .................         29,275          28,812          26,045
   Other operating expenses ...........................          4,562           6,447           3,054
                                                          ------------    ------------    ------------
         Total Operating Expenses .....................        992,508         970,517         900,460
                                                          ------------    ------------    ------------
Operating Income ......................................         29,912          43,800          25,530
Settlement of Stock Options ...........................           --              --            21,294
Interest Expense ......................................         28,963          23,542          21,993
                                                          ------------    ------------    ------------
Net Income (Loss) Before Income Taxes .................            949          20,258         (17,757)
Income Tax Provision (Benefit) ........................         (1,092)          7,702          (4,612)
Minority Interests ....................................             55             (14)          1,278
                                                          ------------    ------------    ------------
Net Income (Loss) Before Extraordinary Item ...........          1,986          12,570         (14,423)
Extraordinary Item (net of a tax benefit of $1,021) ...             --              --           1,897
                                                          ------------    ------------    ------------
Net Income (Loss) .....................................   $      1,986    $     12,570    $    (16,320)
                                                          ============    ============    ============



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                         ACCUMULATED       TOTAL
                                                                                 CAPITAL IN                 OTHER      COMPREHENSIVE
                                           COMMON STOCK      TREASURY STOCK      EXCESS OF    RETAINED  COMPREHENSIVE     INCOME
                                         SHARES    AMOUNT   SHARES     AMOUNT    PAR VALUE     DEFICIT       LOSS         (LOSS)
                                         ------    ------   ------    -------    ----------   --------  -------------  ------------

BALANCE, JANUARY 1, 1999                    602    $   --        1    $(1,038)   $ 238,044    $(71,761)   $ (7,232)
Issuance of stock in connection with
   employee benefits plans                   --        --       --         --         (108)         --          --
Dividends on preferred stock                 --        --       --         --           --      (4,101)         --
Purchase and cancellation of shares         (15)       --       (1)     1,038     (267,969)         --          --
Redemption of preferred stock                --        --       --         --       (6,012)         --          --
Issuance of stock to Laidlaw                 --        --       --         --      358,658          --          --
Comprehensive Income (Loss):
   Market value adjustment for
     securities held                         --        --       --         --           --          --         682    $      682
   Adjustment for minimum pension
       obligation, net of tax of $1,821      --        --       --         --           --          --       4,025         4,025
   Net Loss                                  --        --       --         --           --     (16,320)         --       (16,320)
                                                                                                                      ----------
              Total Comprehensive (Loss)                                                                              $  (11,613)
                                         ------    ------   ------    -------    ---------    --------    --------    ==========

BALANCE, DECEMBER 31, 1999                  587        --       --         --      322,613     (92,182)     (2,525)

Dividends on preferred stock                 --        --       --         --           --      (1,333)         --
Redemption of preferred stock                --        --       --         --      (13,096)         --          --
Purchase and cancellation of shares          --        --       --         --     (256,884)         --          --
Issuance of stock to Laidlaw                 --        --       --         --      268,604          --          --
Comprehensive Income (Loss):
   Adjustment for minimum pension
       obligation, net of tax of $1,396      --        --       --         --           --          --      (2,593)   $   (2,593)
   Net Income                                --        --       --         --           --      12,570          --        12,570
                                                                                                                      ----------
              Total Comprehensive Income                                                                              $    9,977
                                         ------    ------   ------    -------    ---------    --------    --------    ==========
BALANCE, DECEMBER 31, 2000                  587        --       --         --      321,237     (80,945)     (5,118)

Dividends on preferred stock                 --        --       --         --           --         (44)         --
Redemption of preferred stock                --        --       --         --         (846)         --          --
Comprehensive Income (Loss):
   Market value adjustment for
     securities held, net of tax of $89      --        --       --         --           --          --         166    $      166
   Adjustment for minimum pension
       obligation, net of tax of $26,124     --        --       --         --           --          --     (48,517)      (48,517)
   Net Income                                --        --       --         --           --       1,986          --         1,986
                                                                                                                      ----------
              Total Comprehensive (Loss)                                                                              $  (46,365)
                                         ------    ------   ------    -------    ---------    --------    --------    ==========

BALANCE, DECEMBER 31, 2001                  587    $   --       --    $    --    $ 320,391    $(79,003)   $(53,469)
                                         ======    ======   ======    =======    =========    ========    ========



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        2001            2000            1999
                                                                    ------------    ------------    ------------
Cash Flows From Operating Activities
   Net Income (Loss)............................................... $      1,986    $     12,570    $    (16,320)
   Extraordinary item..............................................           --              --           1,897
   Non-cash expenses and gains included in net income (loss)
     Depreciation and amortization.................................       48,911          45,067          44,396
     Other non-cash expenses and gains, net........................        9,087           3,385         (10,922)
  Net Change in Certain Operating Assets and Liabilities
     Accounts receivable...........................................       (2,045)        (11,093)         (4,855)
     Inventories...................................................         (621)           (294)         (1,789)
     Prepaid expenses..............................................       (2,311)            847            (482)
     Other current assets..........................................          783             626           8,052
     Insurance and security deposits...............................       (4,450)         (2,472)         45,828
     Intangible assets.............................................       (7,082)         (5,312)         (4,583)
     Accounts payable..............................................          (85)            899          (3,964)
     Due to Laidlaw................................................           --         (18,904)         28,505
     Accrued liabilities and rents payable.........................      (15,232)         14,683          17,451
     Claims liability..............................................       13,256             981         (28,350)
     Unredeemed tickets............................................          251            (206)           (186)
     Other liabilities.............................................        8,557          (8,304)            269
                                                                    ------------    ------------    ------------
        Net Cash Provided by Operating Activities..................       51,005          32,473          74,947
                                                                    ------------    ------------    ------------

Cash Flows From Investing Activities
     Capital expenditures..........................................      (36,011)        (63,735)        (78,915)
     Proceeds from assets sold.....................................        2,035          23,059           6,052
     Payments for business acquisitions, net of cash acquired......       (1,320)             --          (7,491)
     Other investing activities....................................        1,548            (521)           (796)
                                                                    ------------    ------------    ------------
        Net Cash Used for Investing Activities.....................      (33,748)        (41,197)        (81,150)
                                                                    ------------    ------------    ------------

Cash Flows From Financing Activities
     Payments on debt and capital lease obligations................       (5,765)         (5,812)        (11,919)
     Redemption of Preferred Stock.................................       (3,497)        (52,399)        (24,058)
     Proceeds from issuance of Common Stock to Laidlaw.............           --         268,604         358,658
     Purchase of Common Stock from Laidlaw.........................           --        (256,884)       (266,931)
     Redemption of 8 1/2% Debentures...............................          (32)           (205)         (3,740)
     Payment of Preferred Stock dividends..........................          (44)         (2,241)         (4,355)
     Net change in revolving credit facility.......................       (4,148)         62,148         (37,785)
     Proceeds from equipment borrowings............................        7,850              --              --
     Other financing activities....................................         (914)         (2,576)           (108)
                                                                    ------------    ------------    ------------
        Net Cash (Used) Provided by Financing Activities...........       (6,550)         10,635           9,762
                                                                    ------------    ------------    ------------

Net Increase in Cash and Cash Equivalents..........................       10,707           1,911           3,559
Cash and Cash Equivalents, Beginning of Year.......................       10,206           8,295           4,736
                                                                    ------------    ------------    ------------
Cash and Cash Equivalents, End of Year............................. $     20,913    $     10,206    $      8,295
                                                                    ============    ============    ============


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1. BACKGROUND AND OPERATING ENVIRONMENT

     Greyhound Lines, Inc. and subsidiaries ("Greyhound" or the "Company") is the only nationwide provider of scheduled intercity bus service in the United States. The Company provides various services including scheduled passenger service, package express service, travel services and food service at certain terminals. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,900 buses and approximately 1,800 sales outlets. The Company's wholly-owned operating subsidiaries include Texas, New Mexico & Oklahoma Coaches, Inc. ("TNM&O"), Vermont Transit Co., Inc. ("Vermont Transit"), Carolina Coach Company ("Carolina Coach"), Valley Transit Co., Inc., On Time Delivery Service, Inc., LSX Delivery, L.L.C., Greyhound Xpress Delivery, L.L.C., Greyhound Shore Services, L.L.C., and Peoria Rockford Bus Lines, L.L.C. Additionally, the Company maintains investments in several other companies, principally joint ventures with Mexico-based bus carriers and U.S.-based carriers that primarily serve Spanish-speaking markets. The Company is subject to regulation by the Department of Transportation (the "DOT") and certain states.

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

     On June 28, 2001, as part of a financial restructuring, Laidlaw USA, Inc., Laidlaw Inc., Laidlaw International Finance Corporation, Laidlaw Investments Ltd., Laidlaw One, Inc. and Laidlaw Transporation, Inc. filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York, under a jointly administered case captioned, In re: Laidlaw USA, Inc., et al, Case No. 01-14099. On that date, Laidlaw Inc. and Laidlaw Investments Ltd. also filed cases under the Canada Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Canada, court file no. 01-CL-4178.

     Laidlaw is the ultimate parent company of Greyhound. Neither Greyhound nor any of its subsidiaries were included in, or made party to, these reorganization filings and proceedings.

     In August 2000, Laidlaw requested and authorized Greyhound to seek funding from outside sources to satisfy the Company's seasonal cash requirements and capital expenditure programs. On October 24, 2000, the Company entered into a two-year $125 million revolving credit facility to fund its working capital and near-term capital expenditure needs. With the closure of this agreement Greyhound became independent of Laidlaw for financing purposes. On November 14, 2001, the revolving credit agreement was amended whereby the expiration date was extended one year and the letter of credit sub-facility was increased from $25.0 million to $35.0 million.

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

Investments in Equity and Debt Securities

     At December 31, 2001, the Company held one equity security and several debt securities which are classified as "available-for-sale" securities and reported at fair value. Any temporary gains and losses associated with changes in market value of the securities are excluded from operating results and are recognized, net of taxes, as a separate component of stockholders' equity until realized. Fair value of securities is determined based on market prices and gains and losses are determined using the securities' cost.

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

Claims Liability

     The Company maintains comprehensive automobile liability, general liability, worker's compensation and property insurance to insure its assets and operations. The Company had previously purchased insurance through Laidlaw with coverage subject to a $50,000 deductible for physical damage to Company property and no deductible for all other claims. Effective with the beginning of the Company's new policy year, September 1, 2001, the Company purchased coverage from third-party insurers for claims up to $5 million with coverage subject to a $3 million deductible for automobile liability and a $1 million deductible for both general liability and workers' compensation. The Company purchases excess coverage for automobile liability, general liability and workers' compensation insurance through Laidlaw for claims which exceed $5 million. The Company has continued to purchase from Laidlaw coverage for physical damage to Company property subject to a $50,000 deductible.

     Claims resolved against the Company, which do not exceed the deductible, are paid out of operating cash flows. A claims liability has been established for these claims payments and is based on an assessment of actual claims and claims incurred but not reported, discounted at 6.0%. The reserve is developed using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in health care costs and property damage repairs, and the discount rate. The amount of these reserves could differ from the Company's ultimate liability related to these claims due to changes in the Company's accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases and discount rates. This liability also includes an estimate of environmental liabilities. The environmental liability includes all sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%.

Revenue Recognition

     Passenger services revenue is recognized when transportation is provided rather than when a ticket is sold. The amount of passenger ticket sales not yet recognized as revenue is reflected as unredeemed tickets on the Consolidated Statements of Financial Condition. Evaluations of this estimated liability are performed periodically and any adjustments are included in results of operations during the periods in which the evaluations are completed. These adjustments relate primarily to differences between the Company's statistical estimation of refunds, travel dates, interline transactions, and sales from manual locations, for which the final settlement or travel occurs in periods subsequent to the sale of the related tickets at amounts or for travel dates other than as originally estimated. Because the majority of the Company's customers purchase their tickets on the day of departure, the liability for unredeemed tickets, and any related adjustments, have been materially consistent from year to year.

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

Long-Lived Assets

     Identifiable intangibles, long-lived assets and goodwill are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of property and equipment and intangibles, including goodwill, in relation to the projection of future undiscounted cash flows of the underlying business. Projected cash flows are based on historical results adjusted to reflect management's best estimate of future market and operating conditions, which may differ from actual cash flow.

New Accounting Pronouncements

     In 2002, Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" became effective and as a result, the Company will cease to amortize goodwill and indefinite lived intangible assets. During 2001, the Company recorded $2.6 million of amortization related to these items and would have recorded a similar amount during 2002. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill during the first six months of 2002 and then on a periodic basis thereafter. The Company has not yet determined what effect, if any, the initial impairment review will have on the Company's financial position and results of operations.


3. STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

     Cash paid for interest was $27.4 million, $22.4 million and $22.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 2000, the Company made cash payments of $5.8 million to Laidlaw for the Company's share of federal income taxes, based upon the Company's separate taxable income, included by Laidlaw on its U.S. consolidated tax return for the tax year ended August 31, 1999. There were no cash payments for federal income taxes for the years ended December 31, 2001 and 1999.

     In 2001, non-cash investing and financing activities included $7.2 million of buses acquired with seller provided financing. In 2000, non-cash investing and financing activities included the issuance of $33.3 million of subordinated debt to Laidlaw in satisfaction of accounts payable due from the Company to Laidlaw and $3.2 million of buses acquired under a capital lease. In 1999, non-cash investing and financing activities included a sale of property in exchange for a $2 million note that was repaid in 2000.


4. INVENTORIES

     Inventories consisted of the following (in thousands):

                                                 DECEMBER 31,
                                         ----------------------------
                                             2001            2000
                                         ------------    ------------

Service parts ........................   $      5,822    $      4,854
Fuel .................................            700             874
Food service operations ..............          2,064           2,089
                                         ------------    ------------
   Total Inventories .................          8,586           7,817
   Less:  Allowance for shrinkage ....           (177)            (29)
                                         ------------    ------------
      Inventories, net ...............   $      8,409    $      7,788
                                         ============    ============

5. PREPAID EXPENSES

     Prepaid expenses consisted of the following (in thousands):

                                    DECEMBER 31,
                            ---------------------------
                                2001           2000
                            ------------   ------------

Taxes and licenses ......   $      2,773   $      2,241
Insurance ...............          2,102            598
Rents ...................            660          1,205
Other ...................          1,623            803
                            ------------   ------------
  Prepaid expenses ......   $      7,158   $      4,847
                            ============   ============


6. BENEFIT PLANS

Pension Plans

     The Company has nine defined benefit pension plans. The first plan (the "ATU Plan") covers substantially all of the ongoing hourly employees hired before November 1, 1983. The ATU Plan provides normal retirement benefits to the covered employees based upon a percentage of average final earnings, reduced pro rata for service of less than 15 years. Under the terms of the Company's collective bargaining agreement participants in the ATU Plan continue to accrue benefits as long as no contributions are due from the Company. The ATU Plan actuary advised the Company and the union that the decline in the stock market during 2001 had made it likely that contributions to the ATU Plan would be required in calendar year 2002. The Company and union met and agreed to freeze service and wage accruals effective March 15, 2002. Before November 1, 2002, the ATU Plan actuary will review the situation for 2003. If no contributions from the Company will be required in 2003, the current freeze of accruals may be lifted on January 1, 2003. If it is determined that a contribution will be required, the union and the Company will meet to negotiate a method of avoiding the contribution. If the Company and the union are unable to agree upon a method to avoid a contribution the freeze will continue for at least an additional year. The second plan covered salaried employees through May 7, 1990, when the plan was curtailed. The third plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics represented by the International Association of Machinists and Aerospace Workers. The fourth plan covered substantially all employees at Vermont Transit through June 30, 2000, when the plan was curtailed. The remaining plans are held by T.N.M.&O. and Carolina Coach and cover substantially all of their salaried and hourly personnel. It is the Company's policy to fund the minimum required contribution under existing laws.

                                                          YEARS ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    2001            2000            1999
                                                ------------    ------------    ------------
                                                               (IN THOUSANDS)

COMPONENTS OF NET PERIODIC PENSION COST:

Service Cost ................................   $      4,828    $      4,953    $      5,309
Interest Cost ...............................         51,405          51,966          50,605
Expected Return on Assets ...................        (53,191)        (58,725)        (56,785)
Amortization of Actuarial (Gain) Loss .......            692             438             (34)
                                                ------------    ------------    ------------
Net Periodic Pension Expense (Income) .......   $      3,734    $     (1,368)   $       (905)
                                                ============    ============    ============

                                                                       YEARS ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                        2001             2000
                                                                    ------------     ------------
                                                                           (IN THOUSANDS)

CHANGE IN BENEFIT OBLIGATION:


Benefit Obligation at Beginning of Year .........................   $    698,473     $    736,138
Service Cost ....................................................          4,828            4,953
Interest Cost ...................................................         51,405           51,966
Plan Participants' Contributions ................................            448              110
Actuarial (Gain) Loss ...........................................         37,201          (14,915)
Benefits Paid ...................................................        (78,850)         (79,779)
                                                                    ------------     ------------
Benefit Obligation at End of Year ...............................   $    713,505     $    698,473
                                                                    ------------     ------------

CHANGE IN PLAN ASSETS:

Fair Value of Plan Assets at Beginning of Year ..................   $    740,098     $    795,466
Actual Return on Plan Assets ....................................         (7,473)          20,554
Employer Contributions ..........................................          2,665            3,747
Plan Participants' Contributions ................................            448              110
Benefits Paid ...................................................        (78,850)         (79,779)
                                                                    ------------     ------------
Fair Value of Plan Assets at End of Year ........................   $    656,888     $    740,098
                                                                    ------------     ------------

Funded Status ...................................................   $    (56,617)    $     41,625
Unrecognized Net Loss (Gain) ....................................         92,700           (4,473)
                                                                    ------------     ------------
Prepaid Benefit Cost (Net Amount Recognized) ....................   $     36,083     $     37,152
                                                                    ============     ============

AMOUNTS RECOGNIZED IN THE STATEMENTS OF FINANCIAL POSITION:

Prepaid Benefit Cost ............................................   $         --     $     32,483
Accrued Benefit Liability .......................................        (46,432)          (3,205)
Accumulated Other Comprehensive Loss ............................         82,515            7,874
                                                                    ------------     ------------
Prepaid Benefit Cost (Net Amount Recognized) ....................   $     36,083     $     37,152
                                                                    ============     ============

     In determining the benefit obligations and service costs for the Company's defined benefit pension plans, the following assumptions were used:

                                                                       YEARS ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                        2001             2000
                                                                    ------------     ------------

WEIGHTED-AVERAGE ASSUMPTIONS FOR END OF YEAR DISCLOSURE:

Discount Rate ...................................................           7.25%            7.76%
Rate of Salary Progression ......................................           4.10%            4.10%
Expected Long-Term Rate of Return on Plan Assets ................           7.52%            7.78%

     Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions," required the Company to record an increase in the minimum liability of $48.5 million, net of a tax benefit of $26.1 million, as of December 31, 2001 and an increase in the minimum liability of $2.6 million, net of a tax benefit of $1.4 million, as of December 31, 2000. These amounts are reflected as a component of comprehensive income.

     As of December 31, 2001, five of the Company's pension plans have accumulated benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $705,271, $697,388 and $649,417, respectively. As of December 31, 2000, two of the Company's pension plans have accumulated benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $43,438, $43,438 and $41,316, respectively. As of December 31, 2001, seven of the Company's pension plans have projected benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $713,310, $704,302 and $656,680, respectively. As of December 31, 2000, four of the Company's pension plans have projected benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $49,514, $48,856 and $47,328, respectively.

     Plan assets consist primarily of government-backed securities, corporate equity securities, guaranteed insurance contracts, annuities and corporate debt obligations.

     Included in the above is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics, for which the Company made contributions of $0.7 million and $0.8 million for the years ended December 31, 2001 and 2000, respectively.

Cash or Deferred Retirement Plans

     The Company sponsors 401(k) cash or deferred retirement plans that cover substantially all of its ongoing salaried, hourly and represented employees. Costs to the Company related to these plans were $3.1 million, $3.3 million, and $2.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Other Plans

     A contributory trusteed health and welfare plan has been established for all active hourly employees represented by the ATU National Local 1700 for drivers, mechanics, and the Omaha Ticket Information Center. Other employees who are represented by a collective bargaining agreement may be under a Greyhound contributory health and welfare plan or a multi-employer plan established by the respective union. A contributory health and welfare plan has been established for salaried employees and all other hourly employees who are not represented by collective bargaining agreements. For the years ended December 31, 2001, 2000 and 1999, the Company incurred costs of $28.5 million, $27.5 million, and $21.9 million, respectively, related to these plans. No post-retirement health and welfare plans exist.

     The Company also has a defined contribution Supplemental Executive Retirement Plan (the "SERP"), which covers only key executives of the Company. For the years ended December 31, 2001, 2000 and 1999, the Company incurred costs of $0.8 million, $0.7 million and $0.8 million, respectively, related to the SERP.

7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                          DECEMBER 31,
                                                 ----------------------------
                                                     2001            2000
                                                 ------------    ------------

Land and improvements ........................   $     90,000    $     83,310
Structures and improvements
  Owned ......................................        139,042         129,200
  Capitalized leased assets ..................          1,172           1,397
  Lease interests ............................          4,376           4,376
  Leasehold improvements .....................         42,272          38,989
Revenue equipment
  Owned ......................................        256,324         242,707
  Capitalized leased assets ..................         18,005          21,719
  Leasehold improvements .....................          7,906           5,918
Furniture and fixtures .......................         66,449          60,275
Vehicles, machinery and equipment ............         15,983          14,903
                                                 ------------    ------------
Property, plant and equipment ................        641,529         602,794
    Accumulated depreciation .................       (229,502)       (193,724)
                                                 ------------    ------------
        Property, plant and equipment, net ...   $    412,027    $    409,070
                                                 ============    ============


     During 2001, the Company took delivery of 154 new buses, all but 10 of which were manufactured by Motor Coach Industries, Inc. ("Motor Coach"). The Company purchased 49 of these buses and 105 were financed as long-term operating leases.

     During 2000, the Company took delivery of 289 new buses, all but 50 of which were manufactured by Motor Coach. The Company purchased 117 of these buses, 162 were financed as long-term operating leases and 10 were financed as capital leases. In addition, the Company purchased 46 buses from an expiring operating lease.

     Accumulated depreciation of capitalized leased revenue equipment amounted to $5.4 million and $4.8 million at December 31, 2001, and 2000, respectively.


8. INSURANCE AND SECURITY DEPOSITS

     Insurance and security deposits consisted of the following (in thousands):

                                                        DECEMBER 31,
                                                ---------------------------
                                                    2001           2000
                                                ------------   ------------
Insurance deposits ..........................   $     22,241   $     17,294
Security deposits ...........................          5,862          6,095
Other .......................................          1,039          1,303
                                                ------------   ------------
        Insurance and security deposits .....   $     29,142   $     24,692
                                                ============   ============

     The Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. In addition to the collateral deposits reflected in the table above, at December 31, 2001 the Company also issued $20.5 million of letters of credit in support of these programs.

9. INTANGIBLE ASSETS

     Intangible assets consisted of the following (in thousands):

                                          DECEMBER 31,
                                  ----------------------------
                                      2001            2000
                                  ------------    ------------

Trademarks ....................   $     10,237    $     10,237
Software ......................         46,070          42,463
Debt issuance costs ...........          9,758           8,829
Deferred lease costs ..........          3,847           3,847
Other .........................            346             206
                                  ------------    ------------
Intangible assets .............         70,258          65,582
  Accumulated amortization ....        (41,411)        (37,571)
                                  ------------    ------------
    Intangible assets, net ....   $     28,847    $     28,011
                                  ============    ============

     Trademarks are amortized using the straight-line method over 15 years.


10. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                       ---------------------------
                                                           2001           2000
                                                       ------------   ------------

Compensation, benefits and payroll-related taxes ...   $     26,889   $     25,274
Unvouchered invoices ...............................         11,010         11,730
Interest ...........................................          4,083          4,255
Operating, property and income taxes ...............          6,360          7,647
Other expenses .....................................         18,619         17,901
                                                       ------------   ------------
    Accrued liabilities ............................   $     66,961   $     66,807
                                                       ============   ============

11. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                       2001            2000
                                                                                   ------------    ------------

Secured Indebtedness
  Revolving bank loan, prime plus 0.5% or LIBOR plus 2.0% (weighted average
    4.0% at December 31, 2001 and 8.7% at
    December 31, 2000) due 2003 ................................................   $     58,000    $     62,148
  Capital lease obligations (weighted average 9.8% at December 31, 2001
    and 9.9% at December 31, 2000) due through 2033 ............................         16,143          18,629
  Real estate and equipment notes (weighted average 9.7% at December
    31, 2001 and 11.0% at December 31, 2000) due through 2008 ..................         15,526           1,625
Unsecured Indebtedness
  11 1/2% Senior notes, due 2007 ...............................................        150,000         150,000
  Laidlaw subordinated debt (2.5% at December 31, 2001 and
    5.9% at December 31, 2000) due 2004 ........................................         35,036          33,604
  8 1/2% Convertible debentures, due 2007 ......................................          5,613           5,674
  Other long-term debt (weighted average 7.9% at December 31, 2001
    and 5.6% at December 31, 2000) due through 2008 ............................            248           1,286
                                                                                   ------------    ------------
Long-term debt .................................................................        280,566         272,966
  Less current maturities ......................................................         (7,975)         (5,079)
                                                                                   ------------    ------------
      Long-term debt, net ......................................................   $    272,591    $    267,887
                                                                                   ============    ============

     At December 31, 2001, maturities of long-term debt for the next five years ending December 31 and all years thereafter, are as follows (in thousands):

             2002..................................    $    7,975
             2003..................................        68,969
             2004..................................        37,396
             2005..................................         2,193
             2006..................................         1,687
             Thereafter............................       162,346
                                                       ----------
                                                       $  280,566
                                                       ==========

Revolving Credit Facility

     The Company is party to a $125 million revolving credit facility, with a $35 million letter of credit sub-facility, ("Revolving Credit Facility") with Foothill Capital Corporation. Letters of credit or borrowings are available under the Revolving Credit Facility subject to a maximum of $125 million based upon 85% of the appraised wholesale value of certain bus collateral and 50% of the fair market value of certain real property collateral. As of December 31, 2001, the Company had outstanding borrowings under the Revolving Credit Facility of $58.0 million, issued letters of credit of $26.5 million and availability of $40.5 million. Borrowings under the Revolving Credit Facility were available to the Company at December 31, 2001 at a rate equal to Wells Fargo Bank's prime rate plus 0.5% per annum or LIBOR plus 2.0% as selected by the Company. The interest rates are subject to quarterly adjustment based upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization as defined in the agreement ("EBITDA") for the four previous quarters. Letter of credit fees are based on the then applicable LIBOR margin. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company and the stock and assets of certain of its subsidiaries. The Revolving Credit Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to EBITDA ratio; minimum EBITDA to interest ratio; minimum shareholder's equity; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interest, payment of dividends and transactions with affiliates, including Laidlaw. As of December 31, 2001, the Company was in compliance with all such covenants.

11 1/2% Senior Notes

     The Company's 11 1/2% Senior Notes due 2007 (the "11 1/2% Senior Notes") bear interest at the rate of 11 1/2% per annum, payable each April 15 and October 15. The 11 1/2% Senior Notes are redeemable at the option of the Company in whole or in part, at any time on or after April 15, 2002, at redemption prices of 105.750% in 2002, 103.834% in 2003, 101.917% in 2004 and 100% in 2005
and thereafter plus any accrued but unpaid interest. The 11 1/2% Senior Note indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, sell assets or enter into certain mergers or consolidations. As of December 31, 2001, the Company was in compliance with all such covenants.

Laidlaw Subordinated Debt

     The intercompany loan is subordinate to the Revolving Credit Facility and matures 91 days after the maturity of the Revolving Credit Facility. Interest on the loan accrues at the Applicable Federal Rate and is payable at maturity.

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

Income Tax Provision

     The income tax provision (benefit) consisted of the following (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                              --------------------------------------------
                                                  2001            2000            1999
                                              ------------    ------------    ------------
Current
   Federal ................................   $     (5,908)   $      2,087    $      2,313
   State ..................................          1,487           1,525             868
                                              ------------    ------------    ------------
         Total Current ....................         (4,421)          3,612           3,181
                                              ------------    ------------    ------------

Deferred
   Federal ................................          4,544           5,137          (7,843)
   State ..................................         (1,215)         (1,047)             50
                                              ------------    ------------    ------------
         Total Deferred ...................          3,329           4,090          (7,793)
                                              ------------    ------------    ------------
         Income tax provision (benefit) ...   $     (1,092)   $      7,702    $     (4,612)
                                              ============    ============    ============

     Additionally, the Company recorded a $1.0 million benefit for income taxes as an offset to the extraordinary loss recorded in 1999.

Effective Tax Rate

     The differences, expressed as a percentage of income before taxes and extraordinary item, between the statutory and effective federal income tax rates are as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                    2001             2000            1999
                                                                ------------     ------------    ------------

Statutory tax rate ..........................................           35.0%            35.0%          (35.0)%
State income taxes, net of federal benefit ..................           18.6              1.5             3.4
Recognition of previously unrecognized deferred tax asset ...         (258.2)              --              --
Other .......................................................           89.5              1.5             5.6
                                                                ------------     ------------    ------------
   Effective tax rate .......................................         (115.1)%           38.0%          (26.0)%
                                                                ============     ============    ============

Deferred Tax Assets

     Significant components of deferred income taxes were as follows (in thousands):

                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                    2001            2000
                                                                ------------    ------------

Deferred Tax Assets
   Federal and state NOL carryforwards ......................   $     71,216    $     76,975
   Other accrued expenses and liabilities ...................         18,809          12,653
   Pension liabilities ......................................         17,114              --
   Other deferred tax assets ................................          1,858           1,197
                                                                ------------    ------------
     Total deferred tax assets ..............................        108,997          90,825
                                                                ------------    ------------
Deferred Tax Liabilities
   Tax over book depreciation and amortization ..............         20,502          18,649
   Pension assets ...........................................             --           8,840
   Other deferred tax liabilities ...........................            148             146
                                                                ------------    ------------
     Total deferred tax liabilities .........................         20,650          27,635
                                                                ------------    ------------
Net deferred tax assets .....................................         88,347          63,190
Valuation allowance .........................................        (27,500)        (25,050)
                                                                ------------    ------------
     Net deferred tax assets, net of valuation allowance ....   $     60,847    $     38,140
                                                                ============    ============

     During 2000, the Company recorded a $23.1 million increase in the valuation allowance for net operating losses from prior years which may not be used before they expire. Also in 2000, a $2.0 million reduction in the valuation allowance was recorded due to the expiration of a net operating loss of a subsidiary, which could only be used against its income. For 2001 an additional allowance of $2.5 million was recorded.

Availability and Amount of NOL's

     As a result of the ownership change from the Merger and in a previous period, Section 382 of the Internal Revenue Code places an annual limitation on the amount of federal net operating loss ("NOL") carryforwards which the Company and the U.S. group may utilize. Consequently, the Company's NOL carryforwards are subject to an annual limitation of $22.2 million and a fifteen to twenty year carryforward period. The NOL carryforwards of $184.7 million expire as follows (in thousands):

             2005...................................  $   34,460
             2006...................................       2,865
             2007...................................       9,818
             2008...................................      17,685
             2009...................................      29,795
             2010...................................      20,105
             2011...................................      18,815
             2018...................................      46,811
             2019...................................         961
             2020...................................       1,480
             2021...................................       1,902
                                                      ----------
                                                      $  184,697
                                                      ==========

     Included in the deferred tax assets at December 31, 2001 is $6.6 million, less a valuation allowance of $2.0 million, for the Company's various state NOLs which have carryforward periods of 5 to 20 years and expiration dates of 2002 and later.

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

     For cash and cash equivalents, accounts receivable and revolving bank loans, the carrying amounts reported in the Consolidated Statements of Financial Position approximate fair value. The fair values of the short-term deposits and long-term insurance deposits and security deposits are based upon quoted market prices at December 31, 2001 and 2000, where available. For the portion of short-term deposits and long-term insurance deposits where no quoted market price is available, the carrying amounts are believed to approximate fair value. For the Laidlaw indebtedness and other long-term debt, the fair values are estimated using discounted cash flow analysis, based upon the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Senior Notes and the Convertible Debentures were based upon quoted market prices at December 31, 2001 and 2000.

     The carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):

                                                          DECEMBER 31, 2001               DECEMBER 31, 2000
                                                   ----------------------------    ----------------------------
                                                     CARRYING           FAIR          CARRYING         FAIR
                                                      AMOUNT           VALUE           AMOUNT          VALUE
                                                   ------------    ------------    ------------    ------------

Other Current Assets
  Other Deposits ...............................   $        231    $        231    $        345    $        345
Investment in Equity Securities ................            947             947             692             692
Insurance and Security Deposits
  Insurance Deposits ...........................         22,241          22,241          17,294          17,294
  Security Deposits ............................          5,862           5,862           6,095           6,095
Long-Term Debt
  Laidlaw subordinated debt ....................        (35,036)        (30,930)        (33,604)        (29,646)
  11 1/2% Senior Notes .........................       (150,000)       (138,000)       (150,000)       (112,500)
  8 1/2% Convertible Subordinated Debentures ...         (5,613)         (2,948)         (5,674)         (2,865)
  Other Long-term Debt .........................        (31,917)        (35,678)        (21,540)        (21,945)


15. LEASE COMMITMENTS

     The Company leases certain vehicles and terminals from various parties pursuant to capital and operating lease agreements expiring at various dates through 2033. The leases on most of the vehicles contain certain purchase provisions or residual value guarantees and have terms of typically seven years. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $140.3 million, of which the Company has guaranteed $87.6 million. To date, the Company has never incurred any liability as a result of residual value guarantees.

     For the years ended December 31, 2001, 2000 and 1999, rental expenses for all operating leases (net of sublease rental income of approximately $3.5 million, $3.5 million and $2.8 million, respectively) amounted to $61.5 million, $71.0 million and $76.5 million, respectively. Rental expenses for bus operating leases, excluding casual rents and other short term leases during peak periods, amounted to $45.2 million, $42.0 million and $39.4 million in 2001, 2000 and 1999, respectively.

     At December 31, 2001, scheduled future minimum payments (excluding any payment related to the residual value guarantee which may be due upon termination of the lease) for the next five years ending December 31, under the capital leases and non-cancelable operating leases are as follows (in thousands):

                                                                   CAPITAL          OPERATING
                                                                   LEASES             LEASES
                                                                  ---------        ----------

2002...........................................................   $   5,903        $   65,365
2003...........................................................       8,045            69,235
2004...........................................................         927            64,154
2005...........................................................         927            50,573
2006...........................................................         727            27,826
Thereafter.....................................................       2,660            37,785
                                                                  ---------        ----------
        Total minimum lease payments...........................      19,189        $  314,938
                                                                                   ==========
    Amounts representing interest..............................       3,046
                                                                  ---------
        Present value of minimum lease payments................   $  16,143
                                                                  =========

16. COMMITMENTS AND CONTINGENCIES

GOLDEN STATE INDICTMENT

     In December 2001, Gonzalez, Inc. d/b/a Golden State Transportation ("Golden State") and 22 current and former employees and agents of Golden State were indicted as part of a 42-count federal criminal proceeding. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. Gonzalez, Inc, et al., Case No. CR 01-1696-TUC-RCC. The indictment alleges that the defendants were engaged in a conspiracy, spanning over a two-year period, to transport and harbor illegal aliens within the United States. As part of the indictment, the U.S. Government has sought a forfeiture of substantially all of Golden State's assets and obtained a restraining order restricting access to bank accounts and restraining certain other real property and vehicles. The restraining order allows Golden State to continue to operate its business in the ordinary course and the order has been modified to permit the payment of certain normal course expenses.

     Golden State and the individuals have pleaded not guilty to the charges. Golden State intends to vigorously defend the matter. No trial date has been set for this case. Golden State is currently in the process of obtaining and assessing the significant volume of evidence amassed by the Government. At this early stage in the proceeding, the probable outcome of this case cannot be predicted. Additionally, management is unable to make a reasonable estimate of the liability that may result from the final resolution of the indictment. Accordingly, no liability relating to this matter has been recorded in the Company's Consolidated Financial Statements.

     Greyhound has a 51.4% ownership interest in Golden State and as such includes Golden State's results of operations and financial condition in the Company's Consolidated Financial Statements. For the year ended December 31, 2001, Golden State accounted for 3.3% of the Company's consolidated revenues and 5.5% of consolidated operating income. At December 31, 2001, the Company's investment in Golden State totaled $7.9 million. In addition, the Company leases to, or guarantees the leases of, 67 of Golden State's buses. As of the date of this report these buses are subject to $12.4 million of third-party liens, which is comparable to management's estimate of the fair market value of the buses.

INSURANCE COVERAGE

     The predecessor agency to the STB granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the DOT. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million (as of December 31, 2001, the Company's tangible net worth was $116.0 million) and a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. The Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At December 31, 2001, the Company maintained $22.2 million of collateral deposits including the above $15.0 million trust fund and had issued $20.5 million of letters of credit in support of these programs.

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

ENVIRONMENTAL MATTERS

     The Company may be liable for certain environmental liabilities and clean-up costs in the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 30 active and 13 inactive locations have been identified as sites requiring potential clean-up and/or remediation as of December 31, 2001. Additionally, the Company is potentially liable with respect to five active and seven inactive locations which the Environmental Protection Agency ("EPA") has designated as Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of nominal settlement amounts.

     The Company has recorded a total environmental liability of $8.3 million at December 31, 2001 of which approximately $1.4 million is indemnifiable by the predecessor owner of the Company's domestic bus operations, now known as Viad Corp. The environmental liability relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. The Company expects the majority of this environmental liability to be paid over the next five to ten years. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

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

     In May 2001, the Port Authority and the Company reached an agreement in principle related to fees for the periods June 1999 through March 31, 2001 (the "arrearage"), as well as on the form of the ongoing license fees. In August 2001, the Company and the Port Authority executed the arrearage agreement. The agreement on the arrearage calls for payment to the Port Authority of $12 million over a 10-year period, interest free. The terms of the agreement required an initial lump sum payment of $1 million and equal monthly installments of $91,667 thereafter. In the second quarter of 2001, the Company recorded a reduction in operating rents of approximately $7.5 million which represented the accrued rent outstanding to the Port Authority at March 31, 2001 less the present value, using a discount rate of 11%, of the $12 million payback agreement. The present value of the payback agreement, less the current portion, is classified as part of other liabilities while the current portion is classified as part of rents payable on the Consolidated Statements of Financial Position. Additionally, effective April 1, 2001, with Port Authority concurrence, the Company began paying the monthly license fee based upon a flat fee per gate utilized and bus departure. The license fee expense recorded by the Company utilizing this new methodology is significantly lower than the fee as calculated under the expired agreement. The Company and the Port Authority are currently negotiating the final details of the license agreement.

POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

     The Company maintains nine defined benefit pension plans, the most significant of which (the "ATU Plan") covers approximately 14,500 current and former employees, fewer than 1,200 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and over 85% of its participants are over the age of 50. Under the terms of the Company's collective bargaining agreement participants in the ATU Plan continue to accrue benefits as long as no contributions are due from the Company. The ATU Plan actuary advised the Company and the union that the decline in the stock market during 2001 had made it likely that contributions to the ATU Plan would be required in calendar year 2002. The Company and union met and agreed to freeze service and wage accruals effective March 15, 2002. Before November 1, 2002, the ATU Plan actuary will review the situation for 2003. If no contributions from the Company will be required in 2003, the current freeze of accruals may be lifted on January 1, 2003. If it is determined that a contribution will be required, the union and the Company will meet to negotiate a method of avoiding the contribution. If the Company and the union are unable to agree upon a method to avoid a contribution the freeze will continue for at least an additional year.

     For financial reporting and investment planning purposes, the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. For funding purposes, legislation passed by the United States Congress mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Based upon the application of the actuarial mortality table, discount rates and funding calculations prescribed by current regulations, and further assuming a continuation of the freeze of wage and service accruals and that the ATU Plan assets can obtain annual investment returns of 7.5%, estimated Company contributions to the ATU Plan total $51 million over the next five years. Lowering the assumed investment return on ATU plan assets to 5% results in estimated contributions over the next five years of $84 million, while a 10% return results in estimated contributions over the next five years of $26 million. However, no contributions are projected during the next two years under either of the three scenarios discussed above. Nevertheless, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make contributions in the future that differ significantly from the estimates above.

OTHER LEGAL PROCEEDINGS

     In addition to the Golden State Indictment, the Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment-related claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the deductible portion of the policies. Management believes that there are no proceedings either threatened or pending against the Company relating to such personal injury, property damage and employment-related claims that, if resolved against the Company, would materially exceed the amounts recorded as estimated liabilities by the Company.


17. RELATED PARTY TRANSACTIONS

     Following the Merger, the Company had purchased its insurance through Laidlaw subject to a $50,000 deductible for property damage claims and no deductible for all other claims. Effective with the beginning of the Company's new policy year, September 1, 2001, the Company purchased excess coverage for automobile liability, general liability and workers' compensation insurance through Laidlaw for claims which exceed $5.0 million and continued to purchase from Laidlaw coverage for physical damage to Company property subject to a $50,000 deductible. For the years ended December 31, 2001, 2000 and 1999, the Company has recorded $33.3 million, $44.2 million and $31.7 million in insurance expense under these programs, respectively, which the Company believes is comparable to the cost under its previous and current third-party insurance programs. Additionally, on December 31, 1999, the Company transferred liability for all known and unknown claims, and all related insurance reserves, associated with the period prior to March 16, 1999 to Laidlaw for aggregate consideration of $24.0 million, which equaled the book value of the reserves.

     During the years ended December 31, 2001 and 2000, the Company received a refund of $4.7 million and made cash payments of $5.8 million, respectively, to Laidlaw for the Company's share of federal income taxes, based upon the Company's separate taxable income or loss, incurred by Laidlaw on its U.S. consolidated tax return.

     During 2000, the Company issued $33.3 million of subordinated debt to Laidlaw in satisfaction of accounts payable due from the Company to Laidlaw. Additionally, during the years ended December 31, 2001 and 2000 the Company accrued interest on this note of $1.4 million and $0.3 million, respectively. At December 31, 2001 and 2000, $35.0 million and $33.6 million, respectively was outstanding on this note including accrued interest.

     Laidlaw provides certain management services to the Company including risk management, income tax and treasury services. During the years ended December 31, 2001 and 2000, Laidlaw charged the Company $3.8 million and $2.3 million for these services, respectively.

     Laidlaw has provided credit support in the form of corporate guarantees and letters of credit for certain of the Company's operating leases. As of December 31, 2001, Laidlaw has guaranteed $163.4 million of future minimum lease payments on buses under lease by the Company, and has provided $22.0 million in letters of credit.

     The Company's SERP has been funded, through a rabbi trust, with a $3.0 million letter of credit issued by Laidlaw.

     Management of the Company is responsible for managing Greyhound Canada Transportation Corp. and affiliated companies ("GCTC"), a sister company owned by Laidlaw. GCTC's primary business consists of scheduled passenger service, package express service and travel services in Canada. Management services provided to GCTC include oversight of the accounting and finance, strategic planning, real estate, telephone information center, information technology, travel services, marketing and pricing, internal audit and maintenance functions. During the year ended December 31, 2001, the Company charged GCTC $0.5 million for these services.

     The Company makes available to Hotard Coaches, Inc. ("Hotard"), a sister company engaged in the travel services business in the U.S., a revolving credit line subject to a maximum availability of $3.0 million. Borrowings are available at a rate equal to the prime rate plus 2.5%, and mature the earlier of October 23, 2002 or upon 30 days notice by the Company. The revolving credit line is secured by liens on substantially all of the assets of Hotard. At December 31, 2001, outstanding borrowings were $0.7 million. Additionally, during the year ended December 31, 2001, the Company received $0.1 million of interest income pursuant to this revolving credit line.

     The Company provides 55 1982 to 1987 model buses, subject to intermediate term operating leases, to Roesch Lines, a division of Laidlaw Transit Services, Inc., a sister company owned by Laidlaw. Roesch Lines is primarily engaged in providing charter services in the U.S. Additionally, the Company will purchase charter services from Roesch Lines, principally for transport of cruise ship passengers in connection with a "meet and greet" operation in Los Angeles. During the year ended December 31, 2001, the Company received lease income of $0.1 million and purchased $2.2 million of charter services from Roesch Lines.

     Included in accounts receivable on the Company's Consolidated Statements of Financial Position at December 31, 2001, are amounts due from Laidlaw of $1.6 million, amounts due from GCTC of $0.5 million and $0.7 million due from Hotard for outstanding borrowings under their revolving credit facility with the Company.


18. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected unaudited quarterly financial data for the years ended December 31, 2001 and 2000 are as follows (in thousands):

                                       FIRST           SECOND          THIRD         FOURTH
  YEAR ENDED DECEMBER 31, 2001        QUARTER         QUARTER         QUARTER       QUARTER
  ----------------------------     ------------    ------------    ------------   ------------

Operating revenues .............   $    228,697    $    264,938    $    289,930   $    238,855
Operating expenses .............        240,709         250,060         260,027        241,712
                                   ------------    ------------    ------------   ------------
Operating income (loss) ........        (12,012)         14,878          29,903         (2,857)
Interest expense ...............          7,312           7,651           7,011          6,989
Income tax provision (benefit) .         (8,440)          3,087          10,136         (5,875)
Minority interest ..............           (128)            154             553           (524)
                                   ------------    ------------    ------------   ------------
Net income (loss) ..............   $    (10,756)   $      3,986    $     12,203   $     (3,447)
                                   ============    ============    ============   ============


                                       FIRST          SECOND          THIRD          FOURTH
  YEAR ENDED DECEMBER 31, 2000        QUARTER        QUARTER         QUARTER        QUARTER
  ----------------------------     ------------    ------------    ------------   ------------

Operating revenues .............   $    214,139    $    257,731    $    291,275   $    251,172
Operating expenses .............        223,575         241,005         262,016        243,921
                                   ------------    ------------    ------------   ------------
Operating income (loss) ........         (9,436)         16,726          29,259          7,251
Interest expense ...............          5,152           5,870           5,590          6,930
Income tax provision (benefit) .         (4,748)          3,255          10,243         (1,048)
Minority interest ..............            (52)           (111)              7            142
                                   ------------    ------------    ------------   ------------
Net income (loss) ..............   $     (9,788)   $      7,712    $     13,419   $      1,227
                                   ============    ============    ============   ============

                                                                     SCHEDULE II

                   GREYHOUND LINES, INC. AND SUBSIDIARIES (a)
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              ADDITIONS     ADDITIONS
                                              BALANCE AT     CHARGED TO     CHARGED TO                         BALANCE
                                               BEGINNING      COSTS AND       OTHER                             AT END
           CLASSIFICATION                      OF YEAR        EXPENSES       ACCOUNTS      DEDUCTIONS          OF YEAR
           --------------                    ------------   ------------   ------------   ------------       ------------

December 31, 1999:
    Allowance for Doubtful Accounts ......   $        198   $        510   $        224   $       (530)(b)   $        402
    Inventory Reserves ...................            205             21             --             --                226
    Accumulated Amortization of
       Intangible Assets .................         28,503          4,996             --         (1,674)(c)         31,825
    Claims Liability .....................         60,359         10,026             --        (63,072)(d)          7,313
                                             ------------   ------------   ------------   ------------       ------------
         Total Reserves and Allowances ...   $     89,265   $     15,553   $        224   $    (65,276)      $     39,766
                                             ============   ============   ============   ============       ============

December 31, 2000:
    Allowance for Doubtful Accounts ......   $        402   $        535   $        202   $       (741)(b)   $        398
    Inventory Reserves ...................            226             --             --           (197)(e)             29
    Accumulated Amortization of
       Intangible Assets .................         31,825          5,769             --            (23)(c)         37,571
    Claims Liability .....................          7,313            105          1,763           (887)(d)          8,294
                                             ------------   ------------   ------------   ------------       ------------
         Total Reserves and Allowances ...   $     39,766   $      6,409   $      1,965   $     (1,848)      $     46,292
                                             ============   ============   ============   ============       ============

December 31, 2001:
    Allowance for Doubtful Accounts ......   $        398   $      1,064   $        316   $       (863)(b)   $        915
    Inventory Reserves ...................             29            158             --            (10)(e)            177
    Accumulated Amortization of
       Intangible Assets .................         37,571          7,052             --         (3,212)(c)         41,411
    Claims Liability .....................          8,294         14,327             --         (1,071)(d)         21,550
                                             ------------   ------------   ------------   ------------       ------------
         Total Reserves and Allowances ...   $     46,292   $     22,601   $        316   $     (5,156)      $     64,053
                                             ============   ============   ============   ============       ============

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included in the Laidlaw Inc. Form 6-K dated January 31, 2002 is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The information included in the Laidlaw Inc. Form 6-K dated January 31, 2002 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information included in the Laidlaw Inc. Form 6-K dated January 31, 2002 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included in the Laidlaw Inc. Form 6-K dated January 31, 2002 is incorporated herein by reference.

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

                                                                                                    PAGE NO.
                                                                                                    --------

     Management Report on Responsibility for Financial Reporting.................................      28
     Report of Independent Accountants...........................................................      29
     Consolidated Statements of Financial Position at December 31, 2001 and 2000.................      30
     Consolidated Statements of Operations for the Years ended December 31, 2001, 2000
       and 1999..................................................................................      31
     Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 2001,
       2000 and 1999.............................................................................      32
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000
       and 1999..................................................................................      33
     Notes to Consolidated Financial Statements..................................................      34
     Schedule II - Valuation and Qualifying Accounts.............................................      52

3. EXHIBITS

     3.1      --Restated Certificate of Incorporation of Greyhound Lines, Inc.(9)
     3.2      --Bylaws of Greyhound Lines, Inc.(9)
     4.1      --Indenture governing the 8 1/2% Convertible Subordinated Debentures due March 31, 2007, including the form of 8 1/2% Convertible Subordinated Debentures due March 31, 2007.(1)
     4.2      --First Supplemental Indenture to the 8 1/2% Convertible Subordinated Debentures Indenture between the Registrant and Shawmut Bank Connecticut,  N.A., as Trustee.(2)
     4.3      --Second Supplemental Indenture to the 8 1/2% Convertible Subordinated Debentures Indenture between the Registrant and State Street Bank and Trust Company, as trustee.(9)
     4.4      --Indenture, dated April 16, 1997, by and among the Company, the Guarantors and PNC Bank, N.A., as
                Trustee.(3)
     4.5      --First Supplemental Indenture dated as of July 9, 1997 between the Registrant and PNC Bank, N.A.
                as Trustee.(6)
     4.6      --Second Supplemental Indenture dated as of August 25, 1997 between the Registrant and PNC Bank,
                N.A. as Trustee.(7)
     4.7      --Third Supplemental Indenture dated as of February 1, 1999, between the Registrant and Chase Manhattan
                Trust Company as Trustee.(10)
     4.8      --Fourth Supplemental Indenture dated as of May 14, 1999, between the Registrant and Chase Manhattan
                Trust Company as Trustee.(10)
     4.9      --Form of 11 1/2% Series A Senior Notes due 2007.(3)
     4.10     --Form of 11 1/2% Series B Senior Notes due 2007.(5)
     4.11     --Form of Guarantee of 11 1/2% Series A and B Senior Notes.(5)
     4.12     --Indenture dated April 16, 1997, by and between the Company and U.S. Trust of Texas, N.A., as
                Trustee.(4)
     10.1     --Greyhound Lines, Inc. Supplemental Executive Retirement Plan.(15)
     10.2     --First Amendment to Supplemental Executive Retirement Plan.(15)

     10.3     --Second Amendment to Supplemental Executive Retirement Plan.(9)
     10.4     --Supplemental Executive Retirement Plan Trust Agreement(9)
     10.5     --Second Amended Employment Agreement dated March 16, 1999, between Registrant and Craig R.
                Lentzsch.(9)
     10.6     --Second Amended Employment Agreement dated March 16, 1999, between Registrant and John Werner
                Haugsland.(9)
     10.7     --First Amendment to the Second Amended Executive Employment Agreement dated December 1999 between
                Registrant and John Warner Haugsland.(11)
     10.8     --Affiliated Companies Demand Loan Agreement dated March 16, 1999, between the Registrant and Laidlaw
                Transportation Inc.(11)
     10.9     --Tax Allocation Agreement dated June 1, 1982, between the Registrant and Laidlaw Transportation Inc.
                (11)
     10.10    --Loss Portfolio Transfer Agreement dated December 31, 1999, between the Registrant and Laidlaw
                Transportation Inc.(11)
     10.11    --Memorandum of Agreement, dated September 30, 1998, between the Registrant and the Amalgamated
                Transit Union National Local 1700.(8)
     10.12    --1998 Stock Option Plan for ATU Represented Drivers and Mechanics, dated July 22, 1998.(8)
     10.13    --Greyhound Lines, Inc. Change in Control Severance Pay Program.(8)
     10.14    --Form of Change in Control Agreement between the Company and certain officers of the Company.(8)
     10.15    --Loan and Security Agreement among Greyhound Lines, Inc., as Borrower, the Financial Institutions
                named as Lenders, and Foothill Capital Corporation as Agent dated October 24, 2000.(12)
     10.16    --Intercompany Agreement dated as of October 24, 2000, between Registrant and Laidlaw
                Transportation, Inc.(13)
     10.17    --Termination Agreement dated as of October 24, 2000, between Registrant and Laidlaw Transportation,
                Inc.(13)
     10.18    --Amendment Number One to Loan and Security Agreement among Greyhound Lines, Inc., as Borrower, the
                Financial Institutions named as Lenders, and Foothill Capital Corporation as Agent dated
                November 14, 2001(14)
     21       --Subsidiaries of the Registrant.(15)

----------

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-47908) regarding the Registrant's Common Stock and 10% Senior Notes Due 2001 held by the Contested Claims Pool Trust.

(2) Incorporated herein by reference from the Registrant's Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).

(3) Incorporated by reference from the Company's Registration Statement on Form S-4 regarding the Company's 11 1/2% Series B Senior Notes due 2007.

(4) Incorporated by reference from the Company's Registration Statement on Form S-3 regarding the Company's 8 1/2% Convertible Exchangeable preferred Stock, Common Stock and 8 1/2% Convertible Subordinated Debentures due 2009.

(5)      Incorporated by reference from Amendment 1 to Form S-4 filed on June
         27, 1997.

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

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(10) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(11) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(12) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 27, 2000.

(13) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(14) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on January 17, 2002.

(15)     Filed herewith.



(b) REPORTS ON FORM 8-K

     On January 17, 2002, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting Other Events and to report that Greyhound Lines, Inc. had obtained a one-year extension of its $125 million revolving credit facility to October 24, 2003. No financial statements were included.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas and the State of Texas, on April 1, 2002.

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

              Signature                          Title                              Date
              ---------                          -----                              ----

     /s/  JOHN R. GRAINGER            Director                                  April 1, 2002
--------------------------------
       John R. Grainger


    /s/  CRAIG R. LENTZSCH            President and Chief                       April 1, 2002
--------------------------------      Executive Officer
       Craig R. Lentzsch              (Principal Executive Officer)



    /s/  JEFFREY W. SANDERS           Senior Vice President and                 April 1, 2002
--------------------------------      Chief Financial Officer
      Jeffrey W. Sanders              (Principal Financial Officer)




     /s/  CHERYL W. FARMER            Vice President and Controller             April 1, 2002
--------------------------------      (Principal Accounting Officer)
       Cheryl W. Farmer



CO-REGISTRANTS

ATLANTIC GREYHOUND LINES OF VIRGINIA, INC.

By:

     /s/  CRAIG R. LENTZSCH           Director, Chairman of the Board,          April 1, 2002
--------------------------------      President and Chief Executive Officer
        Craig R. Lentzsch             (Principal Executive Officer)


     /s/  JACK W. HAUGSLAND           Director                                  April 1, 2002
--------------------------------
        Jack W. Haugsland

     /s/  JEFFREY W. SANDERS          Senior Vice President and                 April 1, 2002
--------------------------------      Chief Financial Officer
       Jeffrey W. Sanders             (Principal Financial and Accounting Officer)


GLI HOLDING COMPANY

By:

    /s/  CRAIG R. LENTZSCH               Director, President and                   April 1, 2002
-----------------------------------      Chief Executive Officer
       Craig R. Lentzsch                 (Principal Executive Officer)


    /s/  JACK W. HAUGSLAND               Director                                  April 1, 2002
-----------------------------------
       Jack W. Haugsland

    /s/  JEFFREY W. SANDERS              Senior Vice President and                 April 1, 2002
-----------------------------------      Chief Financial Officer
      Jeffrey W. Sanders                 (Principal Financial and Accounting Officer)





GREYHOUND de MEXICO, S.A. de C.V.

By:

    /s/  CRAIG R. LENTZSCH               Director and President                    April 1, 2002
-----------------------------------      (Principal Executive Officer)
       Craig R. Lentzsch

    /s/  JACK W. HAUGSLAND               Director                                  April 1, 2002
-----------------------------------
       Jack W. Haugsland

    /s/  JEFFREY W. SANDERS              Director                                  April 1, 2002
-----------------------------------
      Jeffrey W. Sanders

    /s/  CHERYL W. FARMER                Examiner                                  April 1, 2002
-----------------------------------      (Principal Financial and Accounting
       Cheryl W. Farmer                  Officer)




SISTEMA INTERNACIONAL de TRANSPORTE de AUTOBUSES, INC.

By:

    /s/  JEFFREY W. SANDERS              Director, President, and                  April 1, 2002
-----------------------------------      Chief Executive Officer
      Jeffrey W. Sanders                 (Principal Executive Officer)


      /s/  ALFONSO PENEDO                Director                                  April 1, 2002
-----------------------------------
        Alfonso Penedo

     /s/  CHERYL W. FARMER               Senior Vice President and                 April 1, 2002
-----------------------------------
       Cheryl W. Farmer                  Chief Financial Officer
                                         (Principal Financial and Accounting Officer)

TEXAS, NEW MEXICO & OKLAHOMA COACHES, INC.

By:

    /s/  CRAIG R. LENTZSCH                Director and Chief                        April 1, 2002
-----------------------------------       Executive Officer
       Craig R. Lentzsch                  (Principal Executive Officer)

    /s/  JACK W. HAUGSLAND                Director                                  April 1, 2002
-----------------------------------
       Jack W. Haugsland

      /s/  GREG ALEXANDER                 Director                                  April 1, 2002
-----------------------------------
        Greg Alexander

   /s/  ROBERT D. GREENHILL               Director                                  April 1, 2002
-----------------------------------
      Robert D. Greenhill

    /s/  JEFFREY W. SANDERS               Senior Vice President and                 April 1, 2002
-----------------------------------       Chief Financial Officer
      Jeffrey W. Sanders                  (Principal Financial and Accounting Officer)




T.N.M. & O. TOURS, INC.

By:

     /s/  CRAIG R. LENTZSCH               Director and Chief                        April 1, 2002
------------------------------------      Executive Officer
        Craig R. Lentzsch                 (Principal Executive Officer)


     /s/  JACK W. HAUGSLAND               Director                                  April 1, 2002
------------------------------------
        Jack W. Haugsland

       /s/  GREG ALEXANDER                Director                                  April 1, 2002
------------------------------------
         Greg Alexander

    /s/  ROBERT D. GREENHILL              Director                                  April 1, 2002
------------------------------------
       Robert D. Greenhill

    /s/  RICHARD M. PORTWOOD              Director                                  April 1, 2002
------------------------------------
       Richard M. Portwood

     /s/  JEFFREY W. SANDERS              Senior Vice President and                 April 1, 2002
------------------------------------      Chief Financial Officer
       Jeffrey W. Sanders                 (Principal Financial and Accounting
                                          Officer)

VERMONT TRANSIT CO., INC.

By:

      /s/  CRAIG R. LENTZSCH               Director, President and                   April 1, 2002
-------------------------------------      Chief Executive Officer
         Craig R. Lentzsch                 (Principal Executive Officer)

      /s/  JACK W. HAUGSLAND               Director                                  April 1, 2002
-------------------------------------
         Jack W. Haugsland

        /s/  GREG ALEXANDER                Director                                  April 1, 2002
-------------------------------------
          Greg Alexander

      /s/  JEFFREY W. SANDERS              Senior Vice President and                 April 1, 2002
-------------------------------------      Chief Financial Officer
        Jeffrey W. Sanders                 (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBIT
NO.        DESCRIPTION
-------    -----------

10.1       Greyhound Lines, Inc. Supplemental Executive Retirement Plan

10.2       First Amendment to Supplemental Executive Retirement Plan

21         Subsidiaries of the Registrant