Form 10-Q
period 2002-09-30
GREYHOUND LINES INC; VERMONT TRANSIT CO INC; TNM & O TOURS INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; GREYHOUND DE MEXICO SA DE CV; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC
filed 2002-11-14
CIK 813040, 1041402, 1041401, 1041400, 1041398, 1041396, 813041, 1041393

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from          to
                                                   --------   --------

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

                      YES   [X]                       NO
                           -----                         -----


     As of November 8, 2002, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.


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
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of September 30, 2002, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES


                                                                                                      PAGE NO.
                                                                                                      --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
                    Interim Consolidated Statements of Financial Position as of
                       September 30, 2002 (Unaudited) and December 31, 2001........................       5
                    Interim Consolidated Statements of Operations for the Three and
                       Nine months Ended September 30, 2002 and 2001 (Unaudited)...................       6
                    Condensed Interim Consolidated Statements of Cash Flows for the
                       Nine months Ended September 30, 2002 and 2001 (Unaudited)...................       7
                    Notes to Interim Consolidated Financial Statements (Unaudited).................       8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....      14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................      19

Item 4.  Controls and Procedures...................................................................      19


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................................................      20


SIGNATURES ........................................................................................      21

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                         2002             2001
                                                                                     -------------    -------------
                                                                                      (UNAUDITED)
Current Assets
    Cash and cash equivalents ....................................................   $      10,202    $      20,913
    Accounts receivable, less allowance for doubtful accounts of $757 and $915  ..          50,891           59,977
    Inventories, less allowance for shrinkage of $267 and $177 ...................           9,576            8,409
    Prepaid expenses .............................................................           5,170            7,158
    Current portion of deferred tax assets .......................................              --           12,238
    Other current assets .........................................................           3,578            2,154
                                                                                     -------------    -------------
         Total Current Assets ....................................................          79,417          110,849
Property, plant and equipment, net of accumulated depreciation of $244,656
     and $229,502 ................................................................         389,232          412,027
Investments in unconsolidated affiliates .........................................          16,724           15,896
Deferred income taxes ............................................................              --           48,609
Insurance and security deposits ..................................................          29,807           29,142
Goodwill .........................................................................           3,040           43,087
Intangible assets, net of accumulated amortization of $39,132 and $34,487 ........          28,207           28,847
                                                                                     -------------    -------------
         Total Assets ............................................................   $     546,427    $     688,457
                                                                                     =============    =============

Current Liabilities
    Accounts payable .............................................................   $      25,292    $      24,638
    Accrued liabilities ..........................................................          66,849           66,961
    Rents payable ................................................................          15,246           11,839
    Unredeemed tickets ...........................................................           8,829           12,001
    Current portion of claims liability ..........................................          17,048            2,935
    Current maturities of long-term debt .........................................           5,224            7,975
                                                                                     -------------    -------------
         Total Current Liabilities ...............................................         138,488          126,349
Pension obligation ...............................................................          66,161           46,432
Claims liability .................................................................          37,761           18,615
Long-term debt, net ..............................................................         207,366          272,591
Minority interests ...............................................................           3,570            6,166
Other liabilities ................................................................          27,852           30,385
                                                                                     -------------    -------------
         Total Liabilities .......................................................         481,198          500,538
                                                                                     -------------    -------------


Stockholder's Equity
    Common stock (1,000 shares authorized; par value $.01; 587 shares issued) ....              --               --
    Capital in excess of par value ...............................................         320,391          320,391
    Retained deficit .............................................................        (185,375)         (79,003)
    Accumulated other comprehensive loss, net of tax benefit of $28,791
        and $28,791  .............................................................         (69,787)         (53,469)
                                                                                     -------------    -------------
         Total Stockholder's Equity ..............................................          65,229          187,919
                                                                                     -------------    -------------
       Total Liabilities and Stockholder's Equity ................................   $     546,427    $     688,457
                                                                                     =============    =============



        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                        2002         2001        2002         2001
                                                      ---------    ---------   ---------    ---------
                                                            (Unaudited)              (Unaudited)
OPERATING REVENUES
      Passenger services ..........................   $ 239,658    $ 249,139   $ 631,969    $ 664,391
      Package express .............................      10,337       10,646      29,829       30,965
      Food services ...............................      11,823       12,472      32,300       33,472
      Other operating revenues ....................      18,952       17,673      58,970       54,737
                                                      ---------    ---------   ---------    ---------
          Total Operating Revenues ................     280,770      289,930     753,068      783,565
                                                      ---------    ---------   ---------    ---------

OPERATING EXPENSES
      Maintenance .................................      25,659       26,016      75,327       75,785
      Transportation ..............................      66,867       68,910     185,351      197,781
      Agents' commissions and station costs .......      49,770       50,160     138,343      142,707
      Marketing, advertising and traffic ..........       6,898        8,166      20,537       26,565
      Insurance and safety ........................      23,461       17,458      59,564       43,896
      General and administrative ..................      30,146       31,730      94,271      101,485
      Depreciation and amortization ...............      12,694       12,214      37,502       35,417
      Operating taxes and licenses ................      16,497       16,565      46,851       47,942
      Operating rents .............................      19,681       19,638      59,520       52,922
      Cost of goods sold - food services ..........       7,610        7,920      21,148       22,359
      Other operating expenses ....................       4,350        1,250       5,697        3,937
                                                      ---------    ---------   ---------    ---------
          Total Operating Expenses ................     263,633      260,027     744,111      750,796
                                                      ---------    ---------   ---------    ---------

Operating Income ..................................      17,137       29,903       8,957       32,769
Interest Expense ..................................       6,122        7,011      19,633       21,974
                                                      ---------    ---------   ---------    ---------
Income (Loss) Before Income Taxes, Minority
   Interests and Cumulative Effect of Accounting
   Change .........................................      11,015       22,892     (10,676)      10,795
Income Tax Provision ..............................      66,155       10,136      57,479        4,783
Minority Interests ................................        (271)         553      (1,830)         579
                                                      ---------    ---------   ---------    ---------
Income (Loss) Before Cumulative Effect
   of Accounting Change ...........................     (54,869)      12,203     (66,325)       5,433
Cumulative Effect of a Change in Accounting
   for Goodwill (Note 2)  .........................      (2,483)          --     (40,047)          --
                                                      ---------    ---------   ---------    ---------
Net Income (Loss) .................................   $ (57,352)   $  12,203   $(106,372)   $   5,433
                                                      =========    =========   =========    =========


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          2002             2001
                                                                      -------------    -------------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ...............................................   $    (106,372)   $       5,433
  Cumulative effect of accounting change ..........................          40,047               --
  Non-cash expenses and gains included in net income ..............         103,696           46,547
  Net change in certain operating assets and liabilities ..........          39,251           13,598
                                                                      -------------    -------------
    Net cash provided by operating activities .....................          76,622           65,578
                                                                      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ............................................         (33,048)         (46,203)
  Proceeds from assets sold .......................................           6,138              498
  Payments for business acquisitions, net of cash acquired ........              --           (1,320)
  Other investing activities ......................................              69             (648)
                                                                      -------------    -------------
    Net cash used for investing activities ........................         (26,841)         (47,673)
                                                                      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt and capital lease obligations ..................          (6,425)          (4,616)
  Redemption of preferred stock ...................................              --           (3,497)
  Redemption 8 1/2% debentures ....................................             (45)              --
  Proceeds from new borrowings ....................................           1,240            7,850
  Net change in revolving credit facility .........................         (54,794)         (16,148)
  Other financing transactions ....................................            (468)             (43)
                                                                      -------------    -------------
    Net cash used for financing activities ........................         (60,492)         (16,454)
                                                                      -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............         (10,711)           1,451
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................          20,913           10,206
                                                                      -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................   $      10,202    $      11,657
                                                                      =============    =============


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries ("Greyhound" or the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2002, the results of its operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended September 30, 2002 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 2001. Certain reclassifications have been made to the prior period statements to conform them to the current year presentation.

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

In October 2002, Laidlaw filed a motion with the United States Bankruptcy Court that included an update on the status of their reorganization effort. Among the remaining outstanding issues to be resolved is a claim asserted in the bankruptcy proceedings by the Pension Benefit Guaranty Corporation relating to the current pension obligations of Greyhound.

2.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Accounting for Goodwill and Other Intangible Assets" and, as a result, the Company ceased to amortize goodwill. In lieu of amortization, SFAS 142 requires that goodwill be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. To determine estimated fair value of the reporting units the Company utilizes both a discounted cash flow methodology as well as the implied values of comparable companies. This methodology differs from the Company's previous accounting policy, which used undiscounted cash flows to determine possible impairment.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


2.  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

During the second quarter of 2002 the Company completed the initial impairment assessment as required by SFAS 142 and determined that the carrying value of its Bus Operations reporting unit exceeded that unit's fair value. As a result, effective to the first quarter of 2002, the Company recorded a non-cash charge of $40.0 million ($37.6 million after tax) as a cumulative effect of a change in accounting for goodwill. Due to the establishment of a full valuation allowance against deferred tax assets during the third quarter 2002, the Company reversed the tax benefit allocated to this charge. The Company's remaining goodwill ($3.0 million) relates to the Courier Services reporting unit where fair value exceeds carrying value.

In connection with adopting SFAS 142 the Company reassessed the useful lives and classification of its identifiable intangible assets and, with the exception of the useful life of trademarks, determined that the useful lives and classifications continue to be appropriate. Trademarks, which had previously been amortized over a fifteen year life, are now considered to have an indefinite life and are no longer amortized. During the first quarter of 2002 the Company completed an impairment test on its trademarks as required by SFAS 142 which did not result in an impairment charge. The trademarks will be subjected to an impairment test in the future at least annually.

The following table provides information relating to the Company's amortized and unamortized intangible assets as of September 30, 2002 and December 31, 2001 (in thousands):

                                      SEPTEMBER 30, 2002              DECEMBER 31, 2001
                                 -----------------------------   -----------------------------
                                                 ACCUMULATED                     ACCUMULATED
                                    COST         AMORTIZATION        COST        AMORTIZATION
                                 -------------   -------------   -------------   -------------
Amortized intangible assets:
Software                         $      49,677   $      29,871   $      46,070   $      27,154
Debt issuance costs                     10,225           6,334           9,758           4,825
Deferred lease costs                     3,847           2,767           3,847           2,357
Other                                      277             160             346             151
                                 -------------   -------------   -------------   -------------
Total                            $      64,026   $      39,132   $      60,021   $      34,487
                                 =============   =============   =============   =============

Unamortized intangible assets:
Trademark                        $       3,313                   $       3,313
                                 =============                   =============

Amortization expense for intangible assets during the three and nine months ended September 30, 2002 was $1.7 million and $5.2 million, respectively. Estimated amortization expense, excluding the effect of costs that may be capitalized in future periods, for the year ended December 31, 2002 and the four succeeding years are as follows: $6.9 million (2002); $6.5 million (2003); $5.0 million (2004); $4.1 million (2005) and $3.1 million (2006).

Actual results of operations for the three and nine months ended September 30, 2002 and proforma results of operations for the three and nine months ended September 30, 2001 had the Company applied the provisions of SFAS 142 in that period are as follows (in thousands):

                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                     SEPTEMBER 30                     SEPTEMBER 30
                              ----------------------------   ----------------------------
                                 2002            2001           2002            2001
                              ------------    ------------   ------------    ------------
Reported Net Income (Loss)    $    (57,352)   $     12,203   $   (106,372)   $      5,433

Add: goodwill and trademark
  amortization, net of tax              --             537             --           1,577
                              ------------    ------------   ------------    ------------
Adjusted Net Income (Loss)    $    (57,352)   $     12,740   $   (106,372)   $      7,010
                              ============    ============   ============    ============

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


3.  REVOLVING CREDIT FACILITY

In July 2002, the Company amended the Revolving Credit Facility to extend the maturity date one year, to October 24, 2004, increase the letter of credit sub-facility to $50 million and modify certain definitions. The definition of consolidated cash flow was amended to exclude any loss recognized in connection with an asset sale. Additionally, the definition of consolidated net worth was amended to exclude up to $43.1 million in reductions in consolidated stockholder's equity due to impairment adjustments related to goodwill as a result of the implementation of SFAS 142.

In November 2002, the Company executed an additional amendment to the Revolving Credit Facility further modifying the definition of consolidated cash flow and consolidated net worth. The definition of consolidated cash flow was amended such that cash flow excludes pension expense and instead is reduced by pension contributions (unless Laidlaw provides the funding for the contribution). The definition of consolidated net worth was amended to exclude up to $30 million of the effect of reductions in consolidated stockholder's equity due to the recognition of a minimum pension liability for periods prior to June 30, 2002, and for any additional reductions recorded during the period commencing July 1, 2002 and ending December 31, 2002. Additionally, the definition for consolidated net worth was amended to exclude reductions due to deferred tax adjustments recorded in 2002. The amendment also requires the Company to have at all times during the term of the agreement either borrowing availability of $20 million or a borrowing base (as defined in the agreement) of $145 million.

Under the Revolving Credit Facility the Company is required to meet certain financial covenants, including a minimum consolidated cash flow to interest expense ratio, a maximum indebtedness to cash flow ratio and a minimum level of consolidated net worth. At September 30, 2002, the Company was in compliance with all such covenants. Based upon the Company's annual operating budget (which extends through August 31, 2003), and after taking into account the effect of the amendments discussed above, management anticipates remaining in compliance with these covenants, although only by a small margin during the first and second quarter of 2003. Management is closely monitoring this situation and intends on requesting further amendments should it appear likely they will be necessary to remain in compliance with the covenants.

4.  PENSION PLANS

The Company maintains nine defined benefit pension plans, the most significant of which (the "ATU Plan") covers approximately 14,000 current and former employees, fewer than 1,000 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and over 85% of its participants are over the age of 50. The Company has historically obtained actuarial valuations on the plans twice a year. The most recent actuarial valuation, as of May 31, 2002, reflected a $11.3 million decrease in the funded status of the pension plans as compared to the December 31, 2001 actuarial valuation. The decline in funded status is primarily attributable to losses experienced in the equity portion of the plans' investment portfolio.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


4.  PENSION PLAN (CONTINUED)

Plan status as of the last two valuation dates is as follows (in millions):

                                              PLAN MEASUREMENT DATE
                                       ----------------------------------
                                       MAY 31, 2002     DECEMBER 31, 2001
                                       --------------   -----------------
Benefit Obligation                     $        686.6    $        713.5
Fair Value of Plan Assets                       618.7             656.9
                                       --------------    --------------
Funded Status                                   (67.9)            (56.6)
Unrecognized Prior Service Cost                  (8.0)               --
Unrecognized Net Loss                           108.0              92.7
                                       --------------    --------------
Prepaid Benefit Cost                   $         32.1    $         36.1
                                       ==============    ==============

Accrued Benefit Liability              $        (65.9)   $        (46.4)
Accumulated Other Comprehensive Loss             98.0              82.5
                                       --------------    --------------
Prepaid Benefit Cost                   $         32.1    $         36.1
                                       ==============    ==============

The Company is required to record an additional minimum pension liability when the pension plans' accumulated benefit obligation exceeds the plans' assets by more than the amounts previously accrued for as pension costs. These charges are recorded as a reduction to stockholder's equity, as a component of accumulated comprehensive loss, net of any available tax benefit. During the third quarter, after obtaining the most recent actuarial valuation, the Company recorded an increase in the minimum liability of $15.5 million. Subsequent to the most recent actuarial valuation there has been a further decline in the value of plan assets. The Company believes that if plan assets remain at current levels and interest rates remain unchanged through the rest of the year, it will be required to further increase the minimum pension liability as of December 31, 2002. Although the exact amount of the additional charge to stockholder's equity is not known at this time, it will likely exceed $100 million.

For financial reporting and investment planning purposes the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. For funding purposes, legislation passed by the United States Congress mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Based upon plan asset values at September 30, 2002, and assumed annual investment returns, application of the actuarial mortality table and discount rates as prescribed by current regulations, and further assuming a continuation of the freeze of wage and service accruals, estimated Company contributions over the next five years to the ATU Plan, which represents approximately 89% of total plan obligations, is as follows (in millions):

                                                     ESTIMATED CONTRIBUTIONS FOR THE ATU PLAN
                                           ---------------------------------------------------------------
                                           2003          2004          2005          2006          2007
                                           ------       -------       -------       --------      --------
      5.0% Investment Return              $    --       $  24.0       $  86.6       $   46.4      $   48.0
      7.5% Investment Return                   --          24.0          77.6           42.7          42.5
     10.0% Investment Return                   --          24.0          68.6           39.3          36.7

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

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


5.  INCOME TAXES

The Company has significant net deferred tax assets resulting from operating losses and other deductible temporary differences that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires that a valuation allowance be established when it is "more likely than not" that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates and the length of operating loss carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Therefore, current operating losses and the reasonable likelihood of significant near-term reversals of deductible temporary differences carry more weight than forecasted future operating profits. With the decline in pension fund assets during the quarter ended September 30, 2002, and attendant increase in projected pension funding (which will give rise to tax deductions when made), the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. As a result, the valuation allowance for net deferred tax assets increased from $27.5 million at December 31, 2001, to $97.4 million at September 30, 2002. This increase was recorded during the third quarter of 2002 as a $61.7 million charge to tax expense, a $2.5 million charge to the cumulative effect of a change in the accounting for goodwill and a $5.7 million charge to accumulated other comprehensive loss (relating primarily to the tax benefit on the minimum pension liability recorded during 2002). In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can achieve an appropriate level of profitability that demonstrates its ability to utilize existing operating loss carryforwards and future tax deductions for projected pension contributions.

6.  GOLDEN STATE

In December 2001, Gonzalez, Inc. d/b/a Golden State Transportation ("Golden State") and 22 current and former employees and agents of Golden State were indicted as part of a 42-count federal criminal proceeding. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. Gonzalez, Inc, et al., Case No. CR 01-1696-TUC-RCC. On September 4, 2002, a superseding indictment was issued in this proceeding adding 32 additional criminal counts against Golden State and certain individual defendants, including two newly indicted defendants. The indictment alleges that the defendants were engaged in a conspiracy, spanning over a two-year period, to transport and harbor illegal aliens within the United States and to launder money.

Golden State has pleaded not guilty to the charges and no trial date has been set for this case. Golden State is currently in the process of obtaining and assessing the significant volume of evidence amassed by the Government. At this stage in the proceeding, the probable outcome of this case cannot be predicted.

As part of the original indictment, the U.S. Government has sought a forfeiture of substantially all of Golden State's assets and obtained a restraining order restricting access to bank accounts and restraining all vehicles. On July 2, 2002, the restraining order was lifted entirely as to Golden State's bank accounts and future cash receipts. The leased vehicles have also been released from the restraining order. On August 20, 2002, the Government filed an in rem civil forfeiture action against the parcels of real property owned by Golden State. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. 130 North 35th Avenue, Phoenix, Arizona, et al., Case No. CV 02-409-TUC-RCC.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


6.  GOLDEN STATE (CONTINUED)

Although Golden State continued to operate following the original indictment, the resultant legal costs and a decline in business consumed substantially all available cash. Golden State was in the process of implementing a plan to restructure their operations in a manner that would improve profitability and cash flow. However, the Government's potential forfeiture claims impaired Golden State's ability to raise money utilizing their real property. Faced with funding insurance renewal premiums in advance and a lack of immediate working capital, Golden State ceased operations effective August 30, 2002 and filed a voluntary petition for bankruptcy on September 30, 2002 in the United States Bankruptcy Court for the District of Arizona in a case styled In re: Gonzalez, Inc. d/b/a Golden State Transportation, Case No. 02-15508-PHX-GBN.

The Company has a 51.4% ownership interest in Golden State and also leased 40 buses to Golden State (the "Lease Buses") and guaranteed third party leases of an additional 27 of Golden State's buses (the "Guarantee Buses"). In addition, the Company has receivables due from Golden State.

During the quarter ended September 30, 2002 the Company recorded a $4.0 million charge principally from the write-off of the investment in, and accounts receivable due from, Golden State. As a result of defaults under the bus leases between Golden State and the Company, Golden State has returned the Lease Buses to the Company. Additionally, the Company has taken assignment of the leases for the Guarantee Buses. The Company intends to retain the buses for use in revenue service. Finally, because control of Golden State no longer rests with the Company, Golden State's future results of operations and financial condition is no longer included in the Company's consolidated financial statements.


7.  RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2002 the Company sold buses to Greyhound Canada Transportation Corp. ("GCTC"), an affiliated company owned by Laidlaw, which resulted in a recorded gain of $0.3 million on gross proceeds from the sale of approximately $5.7 million.

The Company makes available to Hotard Coaches, Inc. ("Hotard"), an affiliated company engaged in the travel services business in the U.S., a revolving credit line subject to a maximum availability of $3.0 million. Borrowings are available at a rate equal to the prime rate plus 2.5%, and mature the earlier of October 23, 2003 or upon 30 days notice by the Company. The revolving credit line is secured by liens on substantially all of the assets of Hotard. At September 30, 2002, outstanding borrowings were $2.9 million.

Included in accounts receivable on the Company's Interim Consolidated Statements of Financial Position at September 30, 2002, are amounts due from GCTC of approximately $1.0 million and $2.9 million due from Hotard for outstanding borrowings under their revolving credit facility with the Company. Additionally, included in accounts payable at September 30, 2002, are amounts due to Laidlaw of approximately $1.7 million.


8.  OTHER COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities and changes in minimum pension liabilities as other comprehensive income. For the three months ended September 30, 2002 and 2001, comprehensive income (loss) was ($74.2) million and $12.2 million, respectively. Additionally, for the nine months ended September 30, 2002 and 2001, comprehensive income
(loss) was ($122.7) million and $5.4 million respectively. The difference between net income (loss) and other comprehensive income (loss) in 2002 is due primarily to changes in minimum pension liabilities.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the three and nine months ended September 30, 2002 and 2001:

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                      2002            2001           2002            2001
                                                   -----------     -----------    -----------     -----------
     OPERATING REVENUES
       Passenger services                                 85.4%           85.9%          83.9%           84.8%
       Package express                                     3.7             3.7            4.0             3.9
       Food services                                       4.2             4.3            4.3             4.3
       Other operating revenues                            6.7             6.1            7.8             7.0
                                                   -----------     -----------    -----------     -----------
         Total Operating Revenues                        100.0           100.0          100.0           100.0
                                                   -----------     -----------    -----------     -----------

     OPERATING EXPENSES
       Maintenance                                         9.1             9.0           10.0             9.7
       Transportation                                     23.8            23.8           24.6            25.2
       Agents' commissions and station costs              17.7            17.3           18.4            18.2
       Marketing, advertising and traffic                  2.5             2.8            2.7             3.4
       Insurance and safety                                8.4             6.0            7.9             5.6
       General and administrative                         10.7            10.9           12.5            12.9
       Depreciation and amortization                       4.5             4.2            5.0             4.5
       Operating taxes and licenses                        5.9             5.7            6.2             6.1
       Operating rents                                     7.0             6.8            7.9             6.8
       Cost of goods sold - food services                  2.7             2.8            2.8             2.9
       Other operating expenses                            1.6             0.4            0.8             0.5
                                                   -----------     -----------    -----------     -----------
         Total Operating Expenses                         93.9            89.7           98.8            95.8
                                                   -----------     -----------    -----------     -----------

     Operating Income                                      6.1            10.3            1.2             4.2
     Interest Expense                                      2.2             2.4            2.6             2.8
                                                   -----------     -----------    -----------     -----------
     Income (Loss) Before Income Taxes                     3.9             7.9           (1.4)            1.4
     Income Tax Provision .                               23.5             3.5            7.6             0.6
     Minority Interests                                   (0.1)            0.2           (0.2)            0.1
                                                   -----------     -----------    -----------     -----------
     Income (Loss) Before Cumulative Effect
        of Accounting Change                             (19.5)            4.2           (8.8)            0.7
     Cumulative Effect of a Change in Accounting
        for Goodwill                                      (0.9)             --           (5.3)             --
                                                   -----------     -----------    -----------     -----------
     Net Income (Loss)                                   (20.4)%           4.2%         (14.1)%           0.7%
                                                   ===========     ===========    ===========     ===========

The following table sets forth certain operating data for the Company for the three and nine months ended September 30, 2002 and 2001. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.

                                             THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                           2002          2001          % CHANGE         2002          2001          % CHANGE
                                       -----------    -----------    -----------     -----------    -----------    -----------
Regular Service Miles (000's) .......       91,948         97,996           (6.2%)       254,375        266,167           (4.4%)
Total Bus Miles (000's) .............       93,274         99,290           (6.1%)       260,478        272,615           (4.5%)
Passenger Miles (000's) .............    2,493,866      2,679,005           (6.9%)     6,652,997      6,956,912           (4.4%)
Passengers Carried (000's) ..........        6,497          7,102           (8.5%)        17,540         19,222           (8.8%)
Average Trip Length (passenger miles
/ passengers carried) ...............          384            377            1.9%            379            362            4.7%
Load (avg. number of passengers per
regular service mile) ...............         27.1           27.3           (0.7%)          26.2           26.1            0.4%
Load Factor (% of available seats
filled) .............................         54.5%          55.1%          (1.1%)          52.2%          52.5%          (0.6%)
Yield (regular route revenue /
passenger miles) ....................  $    0.0961    $    0.0930            3.3%    $    0.0950    $    0.0955           (0.5%)
Average Ticket Price ................  $     36.89    $     35.08            5.2%    $     36.03    $     34.56            4.3%
Total Revenue Per Total Bus Mile ....  $     3.010    $     2.920            3.1%    $     2.891    $     2.874            0.6%
Cost Per Total Bus Mile:
  Maintenance .......................  $     0.275    $     0.262            5.0%    $     0.289    $     0.278            4.0%
  Transportation ....................  $     0.717    $     0.694            3.3%    $     0.712    $     0.725           (1.8%)


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 RESULTS OF OPERATIONS

Operating Revenues. Total operating revenues decreased $9.2 million, down 3.2%, and decreased $30.5 million, down 3.9%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001.

Passenger services revenues decreased $9.5 million, down 3.8%, and $32.4 million, down 4.9%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001. Subsequent to the events of September 11, 2001, and continuing through the third quarter of 2002, the Company has experienced significant declines in its short haul markets (450 miles and less), while long haul travel (over 450 miles) has increased. During the third quarter of 2002 that trend was less pronounced as the prior period included a substantial increase in passengers and trip length during the shutdown of the air system following the events of September 11, 2001. As a result of the decline in passengers the Company experienced a 6.9% and 4.4% decline in passenger miles during the three and nine months ended September 30, 2002, respectively. Additionally, the change in passenger mix has resulted in an increase in average trip length of 1.9% and 4.7% during the three and nine months ended September 30, 2002, respectively. Because longer trips produce lower revenue per mile, the change in passenger mix has caused a decline in yield that, during the third quarter was more than offset by price increases resulting in a 3.3% overall increase in yield compared to the same period in 2001. For the nine months ended September 30, 2002, the effects of increased trip length more than offset price increases, resulting in a decrease in yield of 0.5% compared to the same period in 2001.

Package express revenues decreased $0.3 million, down 2.9%, and $1.1 million, down 3.7%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The Company continues to experience reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) which has more than offset growth in the Company's same day delivery product and freight forwarding services.

Food services revenues decreased $0.6 million, down 5.2%, and $1.2 million, down 3.5%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001. Food services revenues decreased over the prior year due primarily to the declines in passenger counts, offset somewhat by product price increases.

Other operating revenues, consisting primarily of revenue from travel services and in-terminal sales and services, increased $1.3 million, up 7.2%, and $4.2 million, up 7.7%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The increase is principally due to fees collected on internet and will call ticket sales and government provided route subsidies.

Operating Expenses. Total operating expenses increased $3.6 million, up 1.4% and decreased $6.7 million, down 0.9%, for the three and nine months ended September 30, 2002, compared to the same period in 2001.

Maintenance costs decreased $0.4 million, down 1.4%, and $0.5 million, down 0.6% for the three and nine months ended September 30, 2002, compared to the same periods in 2001 principally due to the Company operating fewer miles. On a per mile basis, maintenance cost increased 5.0% and 4.0%, for the three and nine months ended September 30, 2002, due to a higher average fleet age, fewer buses under warranty and increased material and labor costs due to inflation and wage rate increases.

Transportation expenses which consist primarily of fuel costs and driver salaries, decreased $2.0 million, down 3.0%, and $12.4 million, down 6.3%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001, due primarily to fewer miles operated, decreased fuel prices and driver hiring and training costs. During the three and nine months ended September 30, 2002 the average cost per gallon of fuel was $0.80 and $0.73 per gallon, compared to $0.86 and $0.90 per gallon during the same periods in 2001, resulting in reduced fuel costs of $1.1 million and $7.6 million, respectively. Additionally, driver hiring and training costs were $2.4 million lower during the nine months ended September 30, 2002 as the Company needed to hire fewer drivers due to the reduction in bus miles operated. On a per-mile basis, excluding the effects of fuel price changes and driver hiring costs, transportation expenses increased by 4.7% and 3.4%, for the three and nine months ended September 30, 2002 principally due to driver wage rate increases.

Agents' commissions and station costs decreased $0.4 million, down 0.8%, and $4.4 million, down 3.1%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The decrease is primarily due to lower commissions and terminal wages as a result of decreased ticket sales, offset somewhat by substantially increased security costs.

Marketing, advertising and traffic expenses decreased $1.3 million, down 15.5%, and $6.0 million, down 22.7%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001. Since September 11, 2001, leisure or discretionary travel in non-peak periods has been soft. As a result management viewed the opportunity to stimulate discretionary travel during the traditionally slow winter travel period as being low, and substantially reduced advertising spending during the first quarter of 2002. However, to support the heavy summer travel period, the Company increased spending in the second and third quarter of 2002 (albeit still at lower levels than the prior period).

Insurance and safety costs increased $6.0 million, up 34.4%, and $15.7 million, up 35.7%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The increase is primarily due to the change in estimate described below, an increase in the cost of excess insurance coverage and a growth in the average cost per claim due principally to medical cost inflation. The Company's parent, Laidlaw Inc. ("Laidlaw"), recently requested that the Company maintain its insurance reserves at the lesser of the actuarial midpoint plus 10% or the actuarial maximum. Previously the Company recorded insurance reserves at the actuarial mid-point. As a result, insurance expense for the three months ended September 30, 2002 includes a $3.1 million charge for this change in estimate.

General and administrative expenses decreased $1.6 million, down 5.0%, and $7.2 million, down 7.1%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001. During the three months ended September 30, 2002, the decrease is attributable to lower incentive plan costs ($1.1 million) due to the decline in financial performance, a decrease in management fees ($0.9 million) charged by Laidlaw and reduced travel and other employee related costs due to lower business volume, offset somewhat by higher health and welfare costs ($1.4 million) due principally to medical cost inflation. During the nine months ended September 30, 2002, the decrease is due to lower incentive plan costs ($6.2 million), a decrease in management fees ($2.6 million) and reduced travel and other employee related costs due to lower business volume, offset somewhat by higher health and welfare costs ($2.9 million).

Depreciation and amortization expenses increased $0.5 million, up 3.9%, and $2.1 million, up 5.9%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The increases are primarily due to inflationary increases in the cost of recent capital expenditures for buses, structures and capitalized software which, due to the long-lived nature of the Company's assets, significantly exceeds the historical cost basis of asset disposals, partially offset by a decrease in goodwill and trademark amortization.

Operating taxes and licenses expense were essentially flat for the three months ended September 30, 2002 compared to the same period in 2001 and decreased $1.1 million, down 2.3% for the nine months ended September 30, 2002, compared to the same period in 2001. The decrease is due principally to lower payroll and fuel taxes resulting from the lower business volume and miles operated.

Operating rents were essentially flat for the three months ended September 30, 2002 compared to the same period in 2001 and increased $6.6 million, up 12.5% for the nine months ended September 30, 2002, compared to the same period in 2001. The increase is due to the settlement of the New York Port Authority license agreement in June 2001 that resulted in a reduction to operating rents of approximately $7.5 million in the second quarter of 2001.

Food services cost of goods sold decreased $0.3 million, down 3.9%, and $1.2 million, down 5.4%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001. This is primarily due to the decrease in food services revenues related to decreased passenger counts.

Other operating expenses increased $3.1 million, up 248.0%, and $1.8 million, up 44.7% for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The increase is principally due to $4.0 million charge related to the Company's investment in and accounts receivable due from Golden State offset by losses on disposals of property, plant and equipment in 2001 compared to gains recorded in 2002.

Interest expense decreased $0.9 million, down 12.7%, and $2.3 million, down 10.7%, for the three and nine months ended September 30, 2002, compared to the same periods in 2001, due to a decrease in the average debt outstanding and a decrease in interest rates.

Income tax expense for the three and nine months ended September 30, 2002, includes a $61.7 million charge related to the establishment of a full valuation allowance on the Company's remaining net deferred tax assets at September 30, 2002. See Note 5 to the Interim Consolidated Financial Statements for further discussion.

Minority interests for the three and nine months ended September 30, 2002, reflects the minority partners share of current year losses in the Company's hispanic joint ventures, particularly Golden State. The joint ventures produced income in the prior year periods.

During 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" and, as a result, recorded a non-cash charge of $40.0 million as a cumulative effect of a change in accounting principle. See Note 2 to the Interim Consolidated Financial Statements for further discussion.



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal near-term liquidity requirements are to provide working capital, to finance capital expenditures, including bus acquisitions and to meet debt service requirements, including the payment of interest on the 11 1/2% Senior Notes. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Revolving Credit Facility. The Company believes that its cash flow from operations, together with borrowings under the Revolving Credit Facility, will fund its working capital and near-term capital expenditure needs. As of September 30, 2002, the Company had outstanding borrowings under the Revolving Credit Facility of $3.2 million, issued letters of credit of $41.8 million and availability of $80.0 million.

Under the Revolving Credit Facility the Company is required to meet certain financial covenants, including a minimum consolidated cash flow to interest expense ratio, a maximum indebtedness to cash flow ratio and a minimum level of consolidated net worth. At September 30, 2002, the Company was in compliance with all such covenants. Based upon the Company's annual operating budget (which extends through August 31, 2003), and after taking into account the effect of the amendments discussed in Note 3 to the Interim Consolidated Financial Statements, management anticipates remaining in compliance with these covenants, although only by a small margin during the first and second quarter of 2003. Management is closely monitoring this situation and intends on requesting further amendments should it appear likely they will be necessary to remain in compliance with the covenants.

Net cash provided by operating activities for the nine months ended September 30, 2002 was $76.6 million, an increase of $11.0 million compared to $65.6 million during the same period of 2001. The principal reason for the increase is an increase in claims liabilities under the Company's self-insurance program offset somewhat by lower levels of profitability during the current year. Net cash used for investing activities for the nine months ended September 30, 2002 was $26.8 million compared to $47.7 million during the same period in 2001. The $20.8 million change is principally due to a significant decrease in capital expenditures due to lower business volumes compared to the same period in 2001. Net cash used for financing activities for the nine months ended September 30, 2002 was $60.5 million as compared to $16.5 million during the same period in 2001. The $44.0 million difference is principally due to the pay down of the Revolving Credit Facility from the increased operating cash flow and reduction of cash balances.

POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

The Company maintains nine defined benefit pension plans, the most significant of which (the "ATU Plan") covers approximately 14,000 current and former employees, fewer than 1,000 of which are active employees of the Company. The ATU Plan was closed to new participants in 1983 and over 85% of its participants are over the age of 50.

For financial reporting and investment planning purposes the Company currently uses an actuarial mortality table that closely matches the actual experience related to the existing participant population. For funding purposes, legislation passed by the United States Congress mandates the use of a prescribed actuarial mortality table and discount rates that differ from those used by the Company for financial reporting and investment planning purposes. Based upon plan asset values at September 30, 2002, and assumed annual investment returns, application of the actuarial mortality table and discount rates as prescribed by current regulations, and further assuming a continuation of the freeze of wage and service accruals, estimated Company contributions over the next five years to the ATU Plan, which represents approximately 89% of total plan obligations, is as follows (in millions):


                                                     ESTIMATED CONTRIBUTIONS FOR THE ATU PLAN
                                          ----------------------------------------------------------------
                                           2003          2004           2005          2006          2007
                                          -------       -------       -------       --------      --------
      5.0% Investment Return              $    --       $  24.0       $  86.6       $   46.4      $   48.0
      7.5% Investment Return                   --          24.0          77.6           42.7          42.5
     10.0% Investment Return                   --          24.0          68.6           39.3          36.7

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the disclosures provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk as set forth in the Company's 2001 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this Form 10-Q, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.21 Amendment Number Four to Loan and Security Agreement among Greyhound Lines, Inc., as Borrower, the Financial Institutions named as Lenders, and Foothill Capital Corporation as Agent dated November 11, 2002.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) REPORTS ON FORM 8-K

On September 13, 2002, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting Other Events. No financial statements were included.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2002
                                GREYHOUND LINES, INC.

                                By:  /s/ Jeffrey W. Sanders
                                   --------------------------------------------
                                    Jeffrey W. Sanders
                                    Senior Vice President and Chief Financial
                                    Officer


                                ATLANTIC GREYHOUND LINES OF
                                VIRGINIA, INC.

                                By:  /s/ Jeffrey W. Sanders
                                   --------------------------------------------
                                    Jeffrey W. Sanders
                                    Senior Vice President and Chief Financial
                                    Officer


                                GLI HOLDING COMPANY

                                By:  /s/ Jeffrey W. Sanders
                                   --------------------------------------------
                                    Jeffrey W. Sanders
                                    Senior Vice President and Chief Financial
                                    Officer


                                GREYHOUND de MEXICO, S.A. de C.V.

                                By:  /s/ Cheryl W. Farmer
                                   --------------------------------------------
                                    Cheryl W. Farmer
                                    Examiner


                                SISTEMA INTERNACIONAL de
                                TRANSPORTE de AUTOBUSES, INC.

                                By:  /s/ Cheryl W.  Farmer
                                   --------------------------------------------
                                    Cheryl W. Farmer
                                    Senior Vice President and Chief Financial
                                    Officer


                                TEXAS, NEW MEXICO & OKLAHOMA
                                COACHES, INC.

                                By:  /s/ Jeffrey W. Sanders
                                   --------------------------------------------
                                    Jeffrey W. Sanders
                                    Senior Vice President and Chief Financial
                                    Officer


                                T.N.M. & O. TOURS, INC.

                                By:  /s/ Jeffrey W. Sanders
                                   --------------------------------------------
                                    Jeffrey W. Sanders
                                    Senior Vice President and Chief Financial
                                    Officer

                                VERMONT TRANSIT CO., INC.

                                By:  /s/ Jeffrey W. Sanders
                                   --------------------------------------------
                                    Jeffrey W. Sanders
                                    Senior Vice President and Chief Financial
                                    Officer

                                 CERTIFICATIONS


I, Craig R. Lentzsch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Greyhound Lines, Inc and Subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                           /s/ Craig R. Lentzsch
                                           -------------------------------------

                                           Craig R.Lentzsch, President and Chief
                                           Executive Officer

I, Jeffrey W. Sanders, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Greyhound Lines, Inc and Subsidiaries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                           /s/ Jeffrey W. Sanders
                                           -------------------------------------

                                           Jeffrey W. Sanders, Senior Vice
                                           President and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
------    -----------
10.21     Amendment Number Four to Loan and Security Agreement among Greyhound
          Lines, Inc., as Borrower, the Financial Institutions named as Lenders, and Foothill Capital Corporation as Agent dated November 11, 2002.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.