Form 10-K
period 2002-12-31
GREYHOUND LINES INC; VERMONT TRANSIT CO INC; TNM & O TOURS INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; GREYHOUND DE MEXICO SA DE CV; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC
filed 2003-03-28
CIK 813040, 1041402, 1041401, 1041400, 1041398, 1041396, 813041, 1041393

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
8 1/2% CONVERTIBLE SUBORDINATED
 DEBENTURES, DUE MARCH 31, 2007             AMERICAN STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                     NONE.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES | | NO |X|

      Aggregate market value of Common Stock held by non-affiliates of the registrant on June 28, 2002, was $0.

      As of March 15, 2003, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.

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
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of December 31, 2002, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-K

                                                                           PAGE NO.
                                                                           --------
                                     PART I
Item 1.  Business .......................................................      4
Item 2.  Properties .....................................................     10
Item 3.  Legal Proceedings ..............................................     11
Item 4.  Submission of Matters to a Vote of Security Holders ............     12

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters ........................................     13
Item 6.  Selected Consolidated Financial Information ....................     14
Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..................................     15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .....     29
Item 8.  Financial Statements and Supplementary Data ....................     30
Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure ...................................     57

                                    PART III

Item 10. Directors and Executive Officers of the Registrant .............     58
Item 11. Executive Compensation .........................................     58
Item 12. Security Ownership of Certain Beneficial Owners and Management .     58
Item 13. Certain Relationships and Related Transactions .................     58
Item 14. Controls and Procedures ........................................     58

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K........................................................     59

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Greyhound Lines, Inc. and subsidiaries ("Greyhound" or the "Company") is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company serves the value-oriented customer by connecting rural and urban markets throughout the United States, offering scheduled passenger service to more than 2,600 destinations with a fleet of approximately 2,900 buses and approximately 1,700 sales locations. The Company also provides package express service, travel services and, in many terminals, food service. For the year ended December 31, 2002, the Company generated total operating revenues of $991.9 million.

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

MARKETS

      Passengers. While the Company's major passenger markets are large metropolitan areas, its business is geographically fragmented with the 50 largest sales outlets or the 1,200 largest origin/destination city pairs producing approximately 50% of 2002 ticket sales. Demographic studies have shown that the Company's potential riders are concentrated in the northeastern, southern and industrial mid-western United States, as well as Texas and California. The typical passenger travels to visit friends and relatives and generally has an annual income below $35,000. In many cases, the Company's passengers report that they own automobiles considered sufficiently reliable for a trip of a similar distance, but travel by bus because they are traveling alone or because of the lower cost of bus travel. The majority of the Company's customers usually make the decision to take a trip only a short time before actually traveling and, for the most part, pay cash for their tickets on the day of departure.

      Package Express. The Company's package express service targets commercial shippers and delivery companies that require rapid delivery of small parcels, typically within 400 miles. The Company's product offerings include standard delivery, the traditional low-value, terminal-to-terminal delivery product, as well as priority and same day delivery, premium priced products typically delivered door to door. The Company satisfies the door-to-terminal/terminal-to-door portion of priority and same day deliveries principally through relationships with over 300 courier companies, which serve over 400 markets. Shipments include automotive repair parts, wholesale foods, computer parts and forms, fresh flowers, eyeglasses, medical and dental supplies, architectural and legal documents and pharmaceutical products. With its extensive network and multiple schedules, the Company is able to provide expedited service, especially to rural areas. Most shipments arrive at their destination on the same day they are shipped or by 8:00 a.m. the following morning. The Company also provides local courier services through its subsidiaries On Time Delivery in Minneapolis, MN, LSX Delivery in Chicago, IL and Greyhound Xpress Delivery in Houston, TX, and offers a full complement of shipping services through Greyhound Direct Logistics, acting as a freight forwarder utilizing air, rail and trucking transportation. During 2001 the Company began providing shipping services at its retail counters in selected markets as an Authorized Shipping Outlet for United Parcel Service and plans to expand this service to all major markets.

      Food Service. The Company's food service division gives passengers the ability to enjoy quality food and purchase gifts and logo merchandise in over 58 terminal locations. In addition to cafeteria-style restaurants, convenience store type "grab and go" facilities and gift shops, the Company also offers national brand concepts such as Star Hardee's, KFC, Blimpies and Pizza Hut.

      Travel Services. The Company offers charter services whereby a group of individuals can reserve a bus and driver in certain cities for transportation to and from specific events, such as concerts, sporting events, casinos, conventions, etc. Generally the passenger business provides the bus and driver resources for these charters on an "as available" basis, consequently resources are primarily available in off-peak periods, generally weekdays outside of the peak summer and holiday periods. During 2001, the Company began expanding its travel services offerings by establishing dedicated bus and driver resources for charter operations in certain cities so that the operations in these cities are not completely dependent on resource availability from the passenger business. In 2002, the Company obtained Gray Line(R) franchisee rights and has used these rights at our dedicated bus operating locations. Additionally the Company operates "meet and greet" services for cruise lines at five ports in the United States. The "meet and greet" service consists of meeting cruise line passengers (usually at airports) and transferring these passengers and their baggage to and from cruise ships.

MARKETING AND ADVERTISING

      The Company's marketing and advertising philosophy is geared toward stimulating extra travel through price awareness, improving the awareness and image of Greyhound among potential customers and inducing first-time and repeat travel. The Company uses various means to advertise its passenger travel business including radio, television and print media (primarily yellow pages). Additionally, the Company offers convenient around-the-clock fare and schedule quotations via a toll-free telephone number through its telephone information centers and through the Company's internet web site. The Company's telephone centers and web site handled 39.2 million requests in 2002, an increase of 1.5% over 2001. The Company also markets its passenger and in-terminal services through advertising in the terminal facilities and on its ticket jackets.

OPERATIONS

      The Company utilizes approximately 160 company-operated bus terminals and approximately 1,530 agency-operated terminals and/or sales agencies. Maintenance garages are maintained at 25 strategic locations and are supplemented by company-operated service islands and fueling points. The Company currently has approximately 4,500 drivers based in approximately 100 different locations across the country. In the Greyhound Lines unit, drivers report to driver supervisors who are organized into 11 districts reporting to district managers of driver operations. The scheduling and dispatch of the buses and drivers is a centralized function that coordinates with the districts in the planning and execution of daily operations. The flexing of capacity to meet demand is accomplished through the management of national dispatch operations for equipment and drivers, rental of additional buses to cover peak demand periods, planning and coordinating extra sections with the districts and analyzing and implementing pooling and through service arrangements with other carriers. Annual planning of the fleet size and driver requirements by location is also centralized. Subsidiaries of Greyhound Lines independently coordinate and manage their own driver and fleet resources.

      Information technology is an integral component of the Company's operations. The Company's information systems support, among other things, its web site, scheduling and pricing, dispatch, operations planning, bus maintenance, telephone information center, customer service, point of sale, payroll and finance functions. As of December 31, 2002, the Company's automated fare and schedule quotation and ticketing system, called TRIPS, was in use at 416 locations.

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

      Additionally, the Company experiences competition from regional bus companies. Price, frequency of service, and convenient scheduling are the current strategies of the Company to meet this competition. The Company's competitors possess operating authority for, but do not currently operate over, numerous routes potentially competitive to the Company. Based on market and competitive conditions, the regional bus companies could operate such routes in the future. Competition by U.S.-based bus and van operators for the market represented by Spanish speaking customers in the U.S. is growing. As of January 1, 1997, barriers to entry into the regular-route cross-border bus market between the U.S. and Mexico were scheduled to be reduced under the North American Free Trade Agreement ("NAFTA"), although entry into either market would still be regulated by the respective U.S. and Mexican regulatory authorities. On March 19, 2002, the U.S. Department of Transportation ("DOT") issued a series of rules establishing the process that Mexican-domiciled companies must follow to obtain authority to perform cross-border bus operations into the United States. These rules require Mexican companies to comply with all U.S. safety requirements and labor and immigration laws. A federal court stayed these rules late in 2002 until DOT completes an environmental impact review required by federal law. Once the environmental impact review is complete, the Company could experience significant new competition on routes, to, from and across Mexican border points. Additionally, certain U.S.-based operators are providing cross-border service into Mexico at this time. NAFTA also permits U.S. carriers to make controlling investments in carriers domiciled in Mexico and permits Mexican carriers to make controlling investments in carriers domiciled in the United States. In addition to bringing new competition, the Company believes that the changes under NAFTA will increase the volume of bus travel along both sides of the border and provide the Company with a growth opportunity. The Company believes that the most effective way to service passengers in this market is through joint ventures or joint ticket selling arrangements with Mexico-based bus carriers. The Company has established a separate operating subsidiary that, through several joint ventures, provides through-bus service at most major gateways between the United States and Mexico. Additionally , in some of its terminals Greyhound Lines sells tickets for travel in Mexico on Grupo Estrella Blanca ("GEB"), a Mexico-based bus carrier, and GEB sells tickets for travel in the U.S. on Greyhound Lines in certain of their terminals in Mexico.

      Package Express. The Company faces intense competition in its package express service from local courier services and overnight express and ground carriers. The Company continues to develop programs to meet this competition and rebuild its package express business. These programs focus on system upgrades to improve service, billing and tracking for its customers, localized marketing strategies, and local, regional or national alliances with, or acquisitions of, pick up and delivery carriers. Due to the incremental nature of the package express business, the Company is able to provide same-day intercity package express service at distances of up to 400 miles at a substantially lower price than those charged by other delivery services.

      Food Service. The captive nature of the food service operations in the Company's terminals limits competition; however, in some locations proximity of terminals to fast food outlets and convenience stores can pose a competitive factor.

      Travel Services. Charter services are provided by several thousand local operators as well as a few regional and national carriers. Pricing, type of equipment and consistency in service are the principal factors both in generating new business and retaining existing customers. The Company principally competes based upon price and consistency of service, and continues to develop diversified product offerings in order to meet the customers' demands.

OPERATING ENVIRONMENT

      The Company's business is affected by changes in economic conditions, consumer preferences and spending patterns, medical and wage inflation, demographic trends, consumer perceptions of transportation safety, costs of safety, security and environmental measures, road congestion and the weather. Following the September 11, 2001 terrorist attacks the Company increased its spending for safety and security by approximately $5 million annually. Limited government assistance, in the form of grants, is being offered to the bus industry; however, there can be no assurance that the Company will receive any grants, that the funding will offset the Company's increased safety and security expenses or will continue in the future. Additionally, it is possible that the Transportation Security Administration could mandate security procedures that exceed the level currently provided by the Company further increasing costs. The Company has also incurred significant increases in insurance costs principally due to medical inflation, increases in excess insurance premiums and several significant claims arising from in-transit criminal assaults against drivers. Past terrorist acts and incidents on buses, or perceptions about future attacks, including changes in the Homeland Security threat levels, has and could continue to adversely affect the demand for the Company's services.

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

WORKFORCE

      At March 1, 2003, the Company employed approximately 12,200 workers, consisting of approximately 4,000 terminal employees, 4,500 drivers, 1,500 supervisory personnel, 800 mechanics, 500 telephone information agents, and 900 clerical workers. Of the total workforce, approximately 10,000 are full-time employees and approximately 2,200 are part-time employees.

      At March 1, 2003, approximately 47% of the Company's employees were represented by collective bargaining agreements. The Amalgamated Transit Union (the "ATU") represents approximately 4,900 of the Company's employees, including drivers, telephone information agents in the Omaha location, terminal workers in seven locations and about half of the Company's mechanics. The largest ATU agreement ("ATU National Local 1700"), which covers the drivers and maintenance employees, expires on January 31, 2004. The Company has started early contract negotiations with the ATU National Local 1700 in an attempt to enter into a new bargaining agreement significantly prior to the January 31, 2004 expiration of the current agreement. As of the date of this report the parties have not reached an agreement on a new contract. The International Association of Machinists and Aerospace Workers (the "IAM") represents approximately 400 of the Company's employees, including the remaining mechanics. The IAM agreements expire on October 1, 2004. The Company also has bargaining agreements with the International Brotherhood of Teamsters, which represent approximately 200 employees at five terminal locations and the United Transportation Union, which represents approximately 200 employees at two of the Company's subsidiaries.

TRADEMARKS

      The Company owns the Greyhound name and trademarks and the "image of the running dog" trademarks worldwide. The Company believes that this name and the trademarks have substantial consumer awareness.

GOVERNMENT REGULATION

      The Department of Transportation. As a motor carrier engaged in interstate, as well as intrastate, transportation of passengers and express shipments, the Company is, and must remain, registered with the DOT. Failure to maintain a satisfactory safety rating, designate agents for service of process or to meet minimum insurance requirements, after notice and opportunity to remedy, may result in the DOT's ordering the suspension or revocation of the registration of the Company and its right to provide transportation. DOT regulations also govern the qualifications, duties and hours of service of drivers, the standards for vehicles, parts and accessories, the maintenance of records and the submission of reports pertaining to the Company's drivers, buses and operations. In 2002, the DOT sent a new set of commercial motor vehicle hours of service rules to the Office of Management and Budget ("the OMB") for review. If the OMB approves the new rules, the rules will then be issued by DOT. The Company does not know what changes, if any, would be mandated by the new hours of service rules, but the new rules could cause significant changes to the Company's driver operations. The Company is subject to periodic and random inspections and audits by the DOT or, pursuant to cooperative arrangements with the DOT, by state police or officials, to determine whether the Company's drivers, buses and records are in compliance with the DOT's regulations. The Company, from time to time, has been cited by the DOT for non-compliance with its regulations but, nevertheless, has retained a satisfactory safety rating. The Company has also been authorized by the DOT to partially self-insure its bodily injury and property damage liability. See "Insurance Coverage." The DOT also administers regulations to assure compliance with vehicle noise and emission standards prescribed by the Environmental Protection Agency (the "EPA"). All of the buses in the Company's fleet contain engines that comply with, or are exempt from compliance with, EPA regulations, but, on occasion, the Company has been cited and fined for non-compliance with noise or emission standards.

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

      Other. The Company is subject to regulation under the Americans with Disabilities Act (the "ADA") pursuant to regulations adopted by the DOT. The regulations require that, all new buses acquired by the Company for its fixed route operations must be equipped with wheelchair lifts. Additionally, by October 2006, one-half of the Company's fleet involved in fixed route operations will be required to be lift-equipped, and by October 2012, such fleet will need to be entirely lift-equipped. The regulations do not require the retrofitting of existing buses with lift equipment. Nor do the regulations require the purchase of accessible used buses. At December 31, 2002, approximately 16% of the Company's fleet used in fixed route operations were wheelchair lift-equipped. To meet the 50% requirement by October 2006, and assuming no change in current fleet size, the Company must replace 943 of its non-lift-equipped buses with lift-equipped buses over the next four years.

      Under an initiative implemented in the spring of 2000, and continuing until the fleet is fully equipped, the Company provides an accessible bus to any disabled passenger who provides at least 48 hours notice. This initiative was implemented over 18 months in advance of the deadline required by DOT. Currently the added cost of a built-in lift device in a new bus is approximately $35,000 plus the Company incurs additional maintenance and employee training costs. Passenger revenues could also be impacted by the loss of seating capacity when wheelchair passengers are on the bus, partially offset by potentially increased ridership by disabled persons.

INSURANCE COVERAGE

      Following the Merger and through August 31, 2001, the Company purchased its insurance through Laidlaw with coverage subject to a $50,000 deductible for property damage claims and no deductible for all other claims. Additionally, on December 31, 1999, the Company transferred liability for all known, and unknown claims, and all related insurance reserves, associated with the period prior to March 16, 1999 to Laidlaw for which Laidlaw received compensation in an amount equal to the book value of the reserves. Effective September 1, 2001, the Company has purchased coverage from third-party insurers for claims up to $5.0 million with coverage subject to a $3.0 million deductible for automobile liability; a $1.0 million deductible for general liability; and a $1.0 million deductible for workers' compensation. The Company purchases excess coverage for automobile liability, general liability and workers' compensation insurance through Laidlaw for claims which exceed $5.0 million. The Company has continued to purchase from Laidlaw coverage for damage to Company property and business interruption subject to a $50,000 deductible.

      The predecessor agency to the STB granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the DOT. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. At December 31, 2002, the Company's tangible net worth was below the minimum required by the DOT to maintain self-insurance authority. The Company is in discussions with the DOT in an attempt to obtain a waiver of the net worth requirement or some other suitable modification so as to allow the Company to continue to maintain its self-insurance authority.

      Insurance coverage and risk management expense are key components of the Company's cost structure. Additionally, the Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At December 31, 2002, the Company maintained $22.9 million of collateral deposits including the above $15.0 million trust fund and had issued $35.0 million of letters of credit in support of these programs. The loss or modification of self-insurance authority from the DOT or a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company's liquidity, financial condition, and results of operations.

ENVIRONMENTAL MATTERS

      The Company may be liable for certain environmental liabilities and clean-up costs at the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 31 active and nine inactive locations have been identified as sites requiring potential clean-up and/or remediation as of December 31, 2002. Additionally, the Company is potentially liable with respect to five active and seven inactive locations which the EPA has designated as Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of nominal settlement amounts.

      The Company has recorded a total environmental liability of $6.8 million at December 31, 2002 of which approximately $1.3 million is indemnifiable by the predecessor owner of the Company's domestic bus operations, now known as Viad Corp. The environmental liability relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. The Company expects the majority of this environmental liability to be paid over the next five to ten years. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

ITEM 2. PROPERTIES

LAND AND BUILDINGS

      At December 31, 2002, the Company used 539 parcels of real property in its operations, of which it owned 168 properties and leased 371 properties. Of those properties, 390 are bus terminals, 31 are maintenance facilities, 29 are terminal/maintenance facilities, and the remaining properties consist of driver dormitories, parking/storage lots, office/storage/warehouse buildings and telephone information centers. These properties are located throughout the United States and in select locations in Canada and Mexico. Where practical, the Company attempts to locate its terminals in state or federally funded intermodal facilities. The Company currently operates in approximately 100 of such facilities.

      The Company believes the current makeup of its properties is adequate for its operations. However, the Company must occasionally relocate its facilities, permanently or temporarily, when it sells a parcel, when leases are not renewed or are terminated, or when owned or leased properties are taken through eminent domain proceedings by government authorities. The Company is also subject to local zoning restrictions that can limit the Company's ability to expand a location or relocate to a new facility. In the case of publicly funded facilities, the relocation can be affected by funding availability and site selection and urban planning considerations. Although there can be no assurance, based on its recent experience, the Company believes that it will be able to find suitable replacement properties on acceptable terms for any properties the Company chooses to replace or expand, or which are condemned, or for which leases are not renewed or are otherwise terminated.

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

FLEET COMPOSITION AND BUS ACQUISITIONS

      During 2002, the Company took delivery of 177 new buses, and retired 90 buses, resulting in a fleet of 2,926 buses at December 31, 2002 of which the Company owned 1,244 buses and leased an additional 1,682 buses. The average age of the Company's bus fleet increased to 6.6 years at December 31, 2002, compared to 6.2 years at December 31, 2001 and 5.8 years at December 31, 2000. Although the Company believes the current fleet size and fleet age are adequate for its operations, the Company's experience indicates that older buses are less reliable and more costly to operate than newer buses. As example, over the last two years the cost per mile to maintain the Company's fleet has increased 11.7%, or well above the rate of wage and material inflation. Additionally, older buses with older engines are generally less fuel-efficient than newer buses and, because older buses require maintenance on a more frequent basis, an older fleet results in an increase in the number of buses required to operate the business.

      Motor Coach Industries, Inc. or its affiliate, Motor Coach Industries Mexico, S.A. de C.V., hereafter referred to collectively as "MCI", produced all but 47 of these buses. The Company is party to a long-term supply agreement with MCI. The agreement extends through 2007, but may be canceled at the end of any year upon six months notice. If the Company decides to acquire new buses, the Company and its affiliates must purchase at least 80% of its new bus requirements from MCI pursuant to the agreement.

ITEM 3. LEGAL PROCEEDINGS

GOLDEN STATE INDICTMENT

      In December 2001, Gonzalez, Inc. d/b/a Golden State Transportation ("Golden State") and 22 current and former employees and agents of Golden State were indicted as part of a 42-count federal criminal proceeding. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. Gonzalez, Inc, et al., Case No. CR 01-1696-TUC-RCC. Two superseding indictments have been issued in this proceeding adding 44 additional criminal counts against Golden State and certain individual defendants, including two newly indicted defendants. The indictment alleges that the defendants were engaged in a conspiracy, spanning over an almost three-year period, to transport and harbor illegal aliens within the United States and to launder money. Golden State has pleaded not guilty to the charges.

      On August 20, 2002, the Government filed an in rem civil forfeiture action against the parcels of real property owned by Golden State. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. 130 North 35th Avenue, Phoenix, Arizona, et al., Case No. CV 02-409-TUC-RCC.

      The foregoing criminal and civil cases seek a forfeiture of substantially all of Golden State's owned assets. At this stage in the proceedings, the probable outcome of these cases cannot be predicted. Neither Greyhound Lines, Inc. nor any of its other subsidiaries have been charged in these proceedings.

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

      The Company had leased 40 buses to Golden State (the "Lease Buses") and guaranteed third party leases of an additional 27 of Golden State's buses (the "Guarantee Buses"). As a result of defaults under the bus leases between Golden State and the Company, Golden State returned all of the Lease Buses to the Company. Additionally, the Company took an assignment of the leases for all of the Guarantee Buses. The Company has retained the buses for use in revenue service.

      During the year ended December 31, 2002 the Company recorded a $4.0 million charge principally from the write-off of the investment in, and accounts receivable due from, Golden State. The Company has filed a proof of claim in the Golden State bankruptcy seeking recovery of these accounts receivables and for damages accruing as a result of defaults under the leases relating to Lease Buses and Guarantee Buses.

      The Company has a 51.4% ownership interest in Golden State. However, because control of Golden State no longer rests with the Company, effective August 31, 2002, Golden State's future results of operations and financial condition will no longer be included in the Company's consolidated financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      All of the Company's outstanding common stock is held by a subsidiary of Laidlaw Inc. and, therefore, the common stock is not traded on any established public trading market. The Company has not paid dividends in the past and, furthermore, the indenture governing the Company's 11 1/2 % Senior Notes and the agreement governing the Company's revolving credit facility limit the ability of the Company to pay dividends. At December 31, 2002, under the most restrictive of the agreements, no dividends could be paid by the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

      The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and the Consolidated Financial Statements and notes thereto included elsewhere in this filing. Certain reclassifications have been made to prior period statements to conform them to the December 31, 2002 classifications.

                                                                    YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------
                                            2002(a)             2001           2000          1999(b)            1998(c)
                                          ----------         ----------     ----------     ----------         ----------
STATEMENT OF OPERATIONS DATA:                                             (IN THOUSANDS)
Total Operating Revenues ............     $  991,914         $1,022,420     $1,014,317     $  925,990         $  848,445

Operating Income ....................          4,381             29,912         43,800         25,530             46,831

Net Income (Loss) ...................     $ (111,596)        $    1,986     $   12,570     $  (16,320)        $   35,232
                                          ==========         ==========     ==========     ==========         ==========

STATEMENT OF FINANCIAL POSITION DATA:
Total Assets ........................     $  561,323         $  688,457     $  678,121     $  652,056         $  643,378
Long-Term Debt (d) ..................        216,203            280,566        275,617        222,206            233,658
Stockholder's Equity (Deficit) (e) ..       (113,512)           187,919        235,174        227,906            218,013

----------
(a) During the year ended December 31, 2002, the Company recorded a $60.8 million charge to tax expense to establish a full valuation allowance against previously recognized deferred tax assets. Additionally, the Company recorded a charge of $40.0 million as a cumulative effect of a change in accounting for goodwill.

(b) During the year ended December 31, 1999, the Company recorded a $21.3 million charge related to the settlement of the Company's outstanding stock options.

(c) During the year ended December 31, 1998, the Company recognized a tax benefit related to previously reserved deferred tax assets. As a result, the Company had a $16.9 million tax benefit for the year.

(d) Long-term debt includes current maturities of long-term debt of $4.4 million in 2002, $8.0 million in 2001, $5.1 million in 2000, $5.7 million in 1999 and $8.0 million in 1998; also included is redeemable preferred stock of $2.7 million in 2000 and $42.0 million in 1999.

(e) During the year ended December 31, 2002, the Company recorded an increase in the minimum pension liability, and corresponding decrease to stockholder's equity, of $191.8 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals, which accounted for 85.7%, 4.0% and 4.3%, respectively, of the Company's total operating revenues for 2002. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,900 buses and approximately 1,700 sales outlets.

RESULTS OF OPERATIONS

      The following table sets forth the Company's results of operations as a percentage of total operating revenues for 2002, 2001 and 2000:

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                  2002         2001         2000
                                                                 ------       ------       ------
      Operating Revenues
        Passenger services .................................       85.7%        85.8%        86.1%
        Package express ....................................        4.0          4.0          4.2
        Food services ......................................        4.3          4.3          4.2
        Other operating revenues ...........................        6.0          5.9          5.5
                                                                 ------       ------       ------
               Total Operating Revenues ....................      100.0        100.0        100.0
                                                                 ------       ------       ------
      Operating Expenses
        Maintenance ........................................       10.2          9.9          9.3
        Transportation .....................................       24.7         25.1         25.0
        Agents' commissions and station costs ..............       18.5         18.6         18.3
        Marketing, advertising and traffic .................        2.8          3.5          3.1
        Insurance and safety ...............................        7.8          5.9          5.2
        General and administrative .........................       12.7         12.7         12.4
        Depreciation and amortization ......................        5.1          4.8          4.5
        Operating taxes and licenses .......................        6.2          6.2          6.0
        Operating rents ....................................        8.1          7.1          8.4
        Cost of goods sold - food services .................        2.8          2.9          2.9
        Other operating expenses ...........................        0.7          0.4          0.6
                                                                 ------       ------       ------
               Total Operating Expenses ....................       99.6         97.1         95.7
                                                                 ------       ------       ------
      Operating Income .....................................        0.4          2.9          4.3
      Interest Expense .....................................        2.6          2.8          2.3
      Income Tax Provision (Benefit) .......................        5.3         (0.1)         0.8
      Minority Interests ...................................       (0.2)         0.0          0.0
      Cumulative Effect of Change in Accounting for Goodwill        4.0          0.0          0.0
                                                                 ------       ------       ------
      Net Income (Loss) ....................................      (11.3)%        0.2%         1.2%
                                                                 ======       ======       ======

      The following table sets forth certain operating data for the Company for 2002, 2001 and 2000. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.

                                                                              YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                          2002           2001           2000
                                                                       ---------      ---------      ---------
      Regular Service Miles (000's) ..............................       333,154        349,978        348,789
      Total Bus Miles (000's) ....................................       341,071        358,502        356,831
      Passenger Miles (000's) ....................................     8,739,581      9,191,173      9,285,794
      Passengers Carried (000's) .................................        23,283         25,167         25,659
      Average Trip Length (passenger miles / passengers carried) .           375            365            362
      Load (avg. number of passengers per regular service mile) ..          26.2           26.3           26.6
      Load Factor (% of available seats filled) ..................          52.1%          52.5%          53.9%
      Yield (regular route revenue / passenger miles) ............     $  0.0972      $  0.0954      $  0.0941
      Average Ticket Price .......................................     $   36.50      $   34.84      $   34.04
      Total Revenue Per Total Bus Mile ...........................     $    2.91      $    2.85      $    2.84
      Operating Income Per Total Bus Mile ........................     $    0.01      $    0.08      $    0.12
      Cost per Total Bus Mile:
        Maintenance ..............................................     $   0.296      $   0.284      $   0.265
        Transportation ...........................................     $   0.719      $   0.716      $   0.712

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

      Operating Revenues. Total operating revenues decreased $30.5 million, down 3.0% for the year ended December 31, 2002 compared to the same period in 2001.

      Passenger services revenues decreased $27.2 million, or 3.1%, in 2002 compared to 2001 as a 1.9% increase in yield was more than offset by a 4.9% decrease in passenger miles. Subsequent to the events of September 11, 2001, and continuing through 2002, the Company has experienced significant passenger declines in its short haul markets (450 miles and less), while long haul travel (over 450 miles) has increased. The 7.5% decline in passengers, offset somewhat by the 2.7% increase in trip length due to the change in passenger mix, resulted in a 4.9% decline in passenger miles during the twelve months ended December 31, 2002. Because longer trips produce lower revenue per mile, the change in passenger mix also caused a decline in yield, however, this was more than offset by price increases resulting in a 1.9% overall increase in yield compared to 2001. Additionally, passenger revenues declined approximately $10 million compared to the prior year due to Gonzalez, Inc. d/b/a Golden State Transportation ("Golden State") ceasing operations effective August 30, 2002. See Note 15 of the Consolidated Financial Statements for further discussion of Golden State.

      Package express revenues decreased $1.3 million, down 3.0% in 2002 compared to 2001. The Company continues to experience reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) as a result of continued competition, as well as expanded and improved product offerings from larger package delivery companies. In response, the Company continues to increase its focus on the same day delivery market niche through the selling of Daily Direct, a guaranteed same day or early next morning service. In addition, in 2000 the Company began offering freight forwarding services and in 2001 began providing shipping services as an Authorized Shipping Outlet for United Parcel Service. During 2002, Daily Direct and these new services accounted for $2.6 million in revenues, a 42.6% increase over the prior year.

      Food services revenues decreased $1.5 million, down 3.5% for the year ended December 31, 2002 compared to the same period in 2001. Food services revenues decreased over the prior year due primarily to the declines in passenger counts, offset somewhat by product price increases.

      Other operating revenues, consisting primarily of revenue from travel services, in-terminal sales and other services, as well as interest income on deposits and investments, decreased $0.6 million, down 1.0% in 2002 compared to 2001. The decrease is primarily a result of lower investment income due to lower interest rates.

      Operating Expenses. Total operating expenses decreased $5.0 million, down 0.5% for the year ended December 31, 2002 compared to the same period in 2001.

      Maintenance costs decreased $1.0 million, down 1.0% in 2002 compared to 2001. On a per mile basis, maintenance costs increased 4.2% due to 65 fewer buses under warranty in 2002 compared to 2001, a higher average fleet age, wage increases for mechanics and increased material and labor related to body repairs, offset somewhat by lower utility costs.

      Transportation expenses, which consist primarily of fuel costs and driver wages, decreased $11.4 million, down 4.5% for the year ended December 31, 2002 compared to the same period in 2001, due primarily to fewer miles operated, decreased fuel prices and driver hiring and training costs. During 2002 the average cost per gallon of fuel decreased to $0.75 from $0.85 in 2001 resulting in reduced costs of $5.3 million. Additionally, driver hiring and training costs were $2.0 million lower in 2002 as the Company needed to hire fewer drivers due to the reduction in bus miles operated. On a per mile basis, excluding the effects of fuel price changes and driver hiring costs, transportation expenses increased 3.4% during 2002, due mainly to contractual driver wage increases.

      Agents' commissions and station costs decreased $7.3 million, down 3.8% in 2002 compared to 2001. The decrease is primarily due to lower commissions and terminal wages as a result of decreased ticket sales, offset by a $3.2 million increase in security costs. As a percentage of revenue, agents commissions and station costs decreased slightly to 18.5% compared to 18.6% in the prior year, as the effect of wage rate freezes during 2002 offset the increase in security costs.

      Marketing, advertising and traffic expenses decreased $7.7 million, or 21.7%, in 2002 compared to 2001 and decreased as a percent of revenue to 2.8% compared to 3.5% in the prior year. Since September 11, 2001, leisure or discretionary travel in non-peak periods has been soft. As a result management believed that the potential incremental revenue gain would not exceed the cost of additional advertising during the off-peak periods and substantially reduced spending during the first and fourth quarters of 2002.

      Insurance and safety costs increased $17.1 million, up 28.6% in 2002 compared to 2001, and increased as a percentage of revenue to 7.8% compared to 5.9% in the prior year. The increase is primarily due to an increase in the cost of excess insurance coverage and a growth in the average cost per claim due principally to medical cost inflation.

      General and administrative expenses decreased $3.4 million, down 2.6% for the year ended December 31, 2002 compared to the same period in 2001. The decrease is attributable to lower management incentive plan costs ($7.7 million) due to the decline in financial performance, a decrease in management fees ($2.3 million) charged by Laidlaw and reduced travel and other employee related costs due to lower business volume, offset somewhat by higher pension costs of ($2.3 million) and higher health and welfare costs ($3.9 million) due principally to medical cost inflation.

      Depreciation and amortization increased $1.7 million, or 3.5% for the year ended December 31, 2002 compared to the same period in 2001. The increases are primarily due to inflationary increases in the cost of recent capital expenditures for buses, structures and capitalized software which, due to the long-lived nature of the Company's assets, significantly exceeds the historical cost basis of asset disposals, partially offset by a decrease in goodwill and trademark amortization from the adoption of a new accounting standard.

      Operating taxes and licenses expense decreased $1.4 million, down 2.3% in 2002 compared to 2001. The decrease is due principally to lower payroll and fuel taxes resulting from the lower business volume and miles operated.

      Operating rents increased $7.7 million, up 10.7% for the year ended December 31, 2002 compared to the same period in 2001. The increase is mainly due to the settlement of the New York Port Authority license agreement in June 2001 that resulted in a reduction to operating rents of approximately $7.5 million in the second quarter of 2001. See Note 16 of the Consolidated Financial Statements for further discussion.

      Food services cost of goods sold decreased $1.3 million, down 4.6% in 2002 compared to 2001 primarily due to the decrease in food services revenues related to decreased passenger counts.

      Other operating expenses increased $2.0 million, up 44.2% for the year ended December 31, 2002 compared to the same period in 2001. The increase is principally due to $4.0 million charge related to the Company's write-off of its investment in and accounts receivable due from Golden State, offset by losses on disposals of property, plant and equipment in 2001 compared to gains on disposals recorded in 2002.

      Interest expense decreased $3.6 million, down 12.3% for the year ended December 31, 2002 compared to the same period in 2001, due to a decrease in the average debt outstanding and a decrease in interest rates.

      Income tax expense for the year ended December 31, 2002, includes a $60.8 million charge related to the establishment of a full valuation allowance on the Company's remaining net deferred tax assets. See Note 12 to the Consolidated Financial Statements for further discussion.

      Minority interests for year ended December 31, 2002, reflects the minority partners share of current year losses in the Company's hispanic joint ventures, particularly Golden State. The joint ventures were slightly profitable in the prior year.

      During 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142") and, as a result, recorded a non-cash charge of $40.0 million as a cumulative effect of a change in accounting principle. See Note 8 to the Consolidated Financial Statements for further discussion.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Operating Revenues. Total operating revenues increased $8.1 million, up 0.8% for the year ended December 31, 2001 compared to the same period in 2000.

      Passenger services revenues increased $3.5 million, or 0.4%, in 2001 compared to 2000 as a 1.4% increase in yield offset a 1.0% decrease in passenger miles. During 2000, rising fuel costs, which dramatically increased automobile travel costs and resulted in the airlines adding fuel surcharges to their ticket prices, allowed the Company to implement broad-based ticket price increases (which increased yield) throughout 2000 while still maintaining growth in passenger miles. During the first half of 2001 the Company further raised ticket prices resulting in a 5.6% increase in yield and, through the first quarter, continued to achieve growth (2.1%) in passenger miles. The continued ticket price increases, combined with stabilized fuel costs and airline price discounting due to softening business travel, however, resulted in a 3.2% decline in passenger miles during the second quarter. In response to this decline, during the third quarter the Company reduced both prices and restrictions on advance purchase fares and lowered some walkup fares. The slight reduction in ticket prices that these actions produced were not enough to offset the effects of significant reductions in retail fuel prices and airline ticket prices which resulted in continued declines (1.1%) in passenger miles during the third quarter. This decline was somewhat mitigated by a substantial increase in passengers during the shutdown of the air system following the events of September 11, 2001. Subsequent to September 11, 2001 the Company experienced significant declines in its short haul markets (450 miles and less), principally due to the reduced travel in the Northeastern United States, while long haul travel (over 450 miles) increased dramatically as passengers chose bus travel instead of air travel. On October 3, 2001 an incident on one of the Company's buses resulted in a six-hour shutdown of operations nationwide. This shutdown and general heightened security concerns, caused material declines in sales during the week of the incident. Although the level of sales decline lessened each subsequent week, passenger revenue declined 6.1% during the fourth quarter compared to prior year. While long haul passenger traffic grew, declines in short haul passengers more than offset this growth resulting in a 1.3% decline in passenger miles during the fourth quarter. This change in passenger mix resulted in an increase in average trip length of 8.3% and, because longer trips produce lower revenue per passenger mile, also produced a 4.8% decline in yield.

      Package express revenues decreased $1.2 million, down 2.9% in 2001 compared to 2000. The Company experienced reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) which more than offset growth in new services. During 2001, Daily Direct and the new services accounted for $1.8 million in revenues, an 86.2% increase over the prior year.

      Food services revenues increased $0.6 million, up 1.5% for the year ended December 31, 2001 compared to the same period in 2000. Food services revenues increased over the prior year due primarily to product price increases and increased locations, offset somewhat by volume declines as a result of the decline in passenger miles.

      Other operating revenues, consisting primarily of revenue from travel services and in-terminal sales and other services increased $5.2 million, up 9.3% in 2001 compared to 2000. The increase is primarily attributable to the Company's expansion during 2001 into "meet and greet" service provided to cruise lines.

      Operating Expenses. Total operating expenses increased $22.0 million, up 2.3% for the year ended December 31, 2001 compared to the same period in 2000.

      Maintenance costs increased $7.1 million, up 7.5% in 2001 compared to 2000. On a per mile basis, maintenance costs increased 7.2% due to 190 fewer buses under warranty in 2001 compared to 2000, a slightly higher average fleet age, wage increases for mechanics, increased material and labor related to body repairs and brake jobs and higher utility costs.

      Transportation expenses, which consist primarily of fuel costs and driver wages, increased $2.7 million, up 1.1% for the year ended December 31, 2001 compared to the same period in 2000. During 2001 the average cost per gallon of fuel decreased to $0.85 from $0.94 in 2000 resulting in reduced costs of $5.4 million. On a per mile basis, excluding the effects of fuel price changes, transportation expenses increased 2.7% during 2001, due mainly to contractual driver wage increases and higher driver training and hiring costs.

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

      Insurance and safety costs increased $7.2 million, up 13.8% in 2001 compared to 2000, and increased as a percentage of revenue to 5.9% compared to 5.2% in the prior year. The increase is due to an increase in the cost of excess insurance coverage, growth in the average cost per claim due principally to medical inflation and two large claims arising from in-transit criminal assaults against drivers.

      General and administrative expenses increased $4.2 million, up 3.4% for the year ended December 31, 2001 compared to the same period in 2000, increasing slightly as a percentage of revenue. The increase is primarily due to a $5.2 million increase in pension expense due to a deterioration in plan returns principally related to equity investments, higher management fee charges ($1.6 million) from the Company's parent Laidlaw, offset by a decrease in management incentive plan costs ($2.6 million).

      Depreciation and amortization increased $3.8 million, or 8.5% for the year ended December 31, 2001 compared to the same period in 2000. The increase is primarily due to inflationary increases in the cost of recent capital expenditures for buses, structures and capitalized software which, due to the long-lived nature of the Company's assets, significantly exceeds the historical cost basis of asset disposals.

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

      Accounting for Income Taxes. The Consolidated Statements of Financial Position reflects net deferred tax assets as of December 31, 2002 of $173.1 million, resulting from operating losses and other deductible temporary differences that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires that a valuation allowance be established when it is "more likely than not" that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates and the length of operating loss carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Therefore, current operating losses and the reasonable likelihood of significant near-term reversals of deductible temporary differences carry more weight than forecasted future operating profits. With the decline in pension fund assets during 2002, and attendant increase in projected pension funding (which will give rise to tax deductions when made), the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. As a result, the valuation allowance for net deferred tax assets increased from $27.5 million at December 31, 2001, to $173.1 million at December 31, 2002. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can achieve an appropriate level of profitability that demonstrates its ability to utilize existing operating loss carryforwards and future tax deductions for projected pension contributions. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company may need to change the valuation allowance. Subsequent revisions to the valuation allowance could cause the Company's provision for income taxes to vary significantly from period to period, although cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

      Valuation of Long-lived Assets. The Company's long-lived assets include property and equipment (principally buses and real estate), investments in affiliates, goodwill and other intangible assets (principally software). At December 31, 2002, the Company's Consolidated Statements of Financial Position reflects $407.8 million of net property and equipment and $48.6 million in investments in affiliates, goodwill and other net intangible assets, accounting for over 81% of the Company's total assets. Long-lived assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. An impairment loss is recognized on property and equipment and other intangible assets when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. An impairment loss is recognized on investments in affiliates and goodwill when the fair value of the investee or reporting unit is less than their carrying amount. The net carrying value of assets not deemed recoverable are reduced to fair value. Estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The determination of fair value can be highly subjective, especially for assets that are not actively traded or when market-based prices are not available.

      In assessing the recoverability of the Company's long-lived assets the Company must make assumptions regarding estimated future cash flows and other factors to determine whether an impairment exists. Cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If these estimates or their related assumptions change in the future, or if actual results are materially different than those previously estimated, the Company may be required to record impairment charges for these assets not previously recorded. During 2002 the Company adopted SFAS 142 and determined that the carrying value of its Bus Operations reporting unit exceeded that unit's fair value. As a result, effective January 1, 2002, the Company recorded a non-cash charge of $40.0 million as a cumulative effect of a change in accounting for goodwill. The Company's remaining goodwill ($3.0 million) relates to the Courier Services reporting unit where fair value exceeds carrying value.

      Pension. The determination of the Company's obligation and expense for pension benefits is dependent on the selection of certain assumptions and factors. These include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by management. In addition, the Company's actuarial consultants also use factors to estimate such items as retirement age and mortality rates. The assumptions and factors used by the Company may differ materially from actual results due to changing market and economic conditions, earlier or later retirement ages or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension obligation or expense recorded by the Company. Due to a reduction in interest rates and deterioration in plan returns, during 2002 the Company was required to increase its additional minimum pension liability by $191.8 million and recorded a $2.3 million increase in pension expense.

NEW ACCOUNTING PRONOUNCEMENTS

      In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued on or modified after December 31, 2002.

      The Company generally uses operating lease financing with residual value guarantees as the principal source of bus financing. The Company's accounting policy has been to record a liability for the residual value guarantee only when it was probable that the guarantee would exceed the estimated value of the buses at lease expiration. As of December 31, 2002, no liability has been recorded by the Company related to these guarantees and, to date; the Company has never incurred any liability as a result of the residual value guarantees. Under FIN 45 the Company will now be required to estimate the fair value of the residual value guarantees at lease inception for any future operating leases the Company may enter into. The fair value of the guarantee will be recorded as a liability, with the offsetting entry being recorded as prepaid rent (representing a payment in kind made by the lessee when entering into the operating lease). The prepaid rent will be amortized to operating rent expense over the lease term. The liability for the guarantee would only be increased if, during the lease term, it becomes probable that the guarantee would exceed the estimated value of the buses at lease expiration by an amount that exceeds the recorded liability. If at lease expiration the Company were not required to perform under the residual value guarantee, the entire initial liability would then be reversed as a reduction of operating rent expense. Based upon the Company's historic experience the application of FIN 45 will result in somewhat higher operating lease costs during the term of its future bus leases, with a reversal of those costs being recognized at lease expiration.

LIQUIDITY AND CAPITAL RESOURCES

      The Company requires significant cash flows to finance capital expenditures, including bus acquisitions, and to meet its debt service and other continuing obligations. As of December 31, 2002, the Company had $216.2 million of outstanding debt, implicit debt equivalent to $301.6 million for off-balance sheet bus operating leases and $42.0 million of outstanding letters of credit (which principally support recorded claims liabilities). Additionally, as of December 31, 2002, the Company had availability of $75.2 million under the Revolving Credit Facility. The Company's principal sources of liquidity are expected to be cash flow from operations (which is net of cash charges for interest expense and lease payments under the Company's bus operating leases), proceeds from operating lease or other equipment financing for new bus purchases and borrowings under the Revolving Credit Facility. Over the three year period ended December 31, 2002, cash provided by the Company's operating results (defined as cash flow from operating activities before changes in operating assets and liabilities) was an annual average of $54.8 million ($43.5 million in
2002). Additionally, over the three year period the Company obtained an annual average of $40.2 million ($14.5 million in 2002) of term financing (principally in the form of bus operating leases). Conversely, spending for capital expenditures (including new bus purchases financed with bus operating leases or other term debt) averaged $79.6 million per year during the three years ended December 31, 2002 ($69.4 million in 2002). Additionally, over the three year period principal payments on term debt and bus purchases at the expiration of operating leases totaled an annual average of $7.6 million ($7.5 million in 2002 and projected to be $13.5 million in 2003). Generally new term financing (including bus operating lease financing) must be obtained to support the Company's annual capital expenditure needs. If new bus financing cannot be obtained in the future, the Company would have to reduce capital expenditures, resulting in an increase in fleet age and costs to operate the fleet.

      Net cash provided by operating activities was $98.1 million, $51.0 million and $32.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash provided by operating activities contains two components, cash provided by the Company's operating results and cash provided by (or used by) changes in operating assets and liabilities. Cash provided by the Company's operating results was $43.5 million, $60.0 million and $61.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decline in cash provided by operating results in 2002 is principally due to a reduction in operating income offset somewhat by lower interest expense. Changes in operating assets and liabilities provided cash of $54.6 million for the year ended December 31, 2002, compared to uses of cash of $9.0 million and $28.5 million in 2001 and 2000, respectively. During 2002 the cash provided by changes in operating assets and liabilities was principally due to increases in the Company's claims liabilities, which are largely comprised of insurance reserves, and reductions in accounts receivable. To support the increases in insurance reserves, the Company's primary insurance carrier has required the Company to issue $35 million in letters of credit as collateral through December 31, 2002. The decrease in accounts receivable during 2002 was principally due to the year ending on a Tuesday, thus resulting in the Company receiving all weekend receipts prior to the year end and, therefore, reducing receivables from agents. In 2001, net cash used by changes in operating assets and liabilities of $9.0 million was principally due to spending on software while the $28.5 million used in 2000 was principally due to repayments of intercompany amounts due Laidlaw and increases in accounts receivable.

      Net cash used for investing activities was $56.1 million, $33.7 million and $41.2 million for 2002, 2001 and 2000, respectively, principally due to capital expenditures, consisting primarily of acquisitions of buses and real estate and facility improvements, totaling $65.0 million, $36.0 million and $63.7 million for 2002, 2001 and 2000, respectively.

      Net cash (used) provided by financing activities was $(57.0) million, $(6.6) million and $10.6 million for 2002, 2001 and 2000, respectively. The decrease in cash provided by financing activities in 2002 is principally due to paydowns on the Revolving Credit Facility.

      The Revolving Credit Facility provides for advances up to a maximum of $125 million based upon 85% of the appraised wholesale value of certain bus collateral and 50% of the fair market value of certain real property collateral. The Revolving Credit Facility has two interest rate options, prime and LIBOR. As of December 31, 2002, borrowings under the Revolving Credit Facility were available to the Company at prime rate plus 0.5% and LIBOR plus 2.0%. The weighted-average interest rate for all Revolving Credit Facility borrowings was 4.5% at December 31, 2002. Borrowings under the Revolving Credit Facility mature on October 24, 2004.

      The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company and the stock and assets of certain of its subsidiaries. Under the Revolving Credit Facility the Company is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to EBITDA ratio; minimum EBITDA to interest ratio; minimum shareholder's equity; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interests, payment of dividends and transactions with affiliates, including Laidlaw. At December 31, 2002, the Company was in compliance with all such covenants.

      Based upon the Company's most current financial forecast, and after taking into account the effect of the amendments discussed in Note 11 of the Consolidated Financial Statements, management is unable to determine with reasonable assurance whether the Company will remain in compliance with these covenants in the future. As compliance with the covenants will not be known until after the end of a quarter when actual results are available, the Company has initiated discussions with the agent bank for the Revolving Credit Facility in an effort to obtain modifications to the agreement that would provide reasonable assurance that the Company will remain in compliance with the covenants. Although the Company has been successful in obtaining necessary amendments to the Revolving Credit Facility in the past, there can be no assurances that the Company will obtain additional modifications or that the cost of the modifications or other changes in the terms of the Revolving Credit Facility would not have a material effect on the Company. In the event that additional modifications suitable to the parties are not obtained, and further assuming the Company fails to remain in compliance with the existing covenants, the Company may be required to seek a replacement for the Revolving Credit Facility from other financing sources. However, should alternate sources of financing not be available, then the Company may not be able to satisfy its obligations as they become due and may not be able to continue as a going concern. As a result, the Company may not be able to realize its assets and settle its liabilities in the normal course of operations.

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

      Most of the leases are designed to qualify as operating leases for accounting purposes and, as such, only the monthly lease payment is recorded in the statement of operations and the liability and value of the underlying buses are not recorded on the statement of financial position. Additionally, buses acquired and financed with operating leases are not included as capital expenditures on the statement of cash flows (except for certain sale-leaseback transactions). At December 31, 2002, the net present value of future operating lease payments, plus the residual value or estimated fair market value for those leases that do not contain residual values, discounted at the rate implicit in the lease was $301.6 million.

      Of those operating leases that contain residual value guarantees, the aggregate residual value at lease expiration is $145.0 million, of which the Company has guaranteed $90.4 million. Based on current and historical used bus values, management believes the value of the buses at lease expiration will exceed the residual value guarantees, therefore, the Company has recorded no liability related to the residual value guarantees. To date, the Company has never incurred any liability as a result of residual value guarantees.

      At December 31, 2002, the scheduled future lease payments, residual value at lease expiration and estimated fair market value at lease expiration for those leases which do not contain residual values under the Company's bus operating leases are as follows (in thousands):

                                                                    FAIR
                                       LEASE        RESIDUAL       MARKET
                                      PAYMENTS       VALUE         VALUE
                                      --------      --------      --------
        2003                          $ 55,904      $  3,768      $  5,354
        2004                            52,171        14,199            --
        2005                            41,420        17,930        18,055
        2006                            22,464        28,599         6,712
        2007                            13,205        35,869            --
        Thereafter                       9,289        44,680            --
                                      --------      --------      --------
        Total                         $194,453      $145,045      $ 30,121
                                      ========      ========      ========

CAPITAL EXPENDITURES

      The following table summarizes the number of new buses acquired (including those buses acquired and financed using operating leases, capital leases or vendor provided loans) and used buses disposed of for cash by the Company during each of the last three years:

                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  2002       2001       2000
                                                 ------     ------     ------
      Total new buses acquired                      177        154        289
                                                 ======     ======     ======

      Used buses disposed of for cash                90         77        119
                                                 ======     ======     ======

      Under U.S. generally accepted accounting principals, long-lived assets acquired that are financed with operating leases, capital leases or vendor provided loans are considered non-cash transactions and, therefore, are not reflected as capital expenditures in the statement of cash flows. The following table reconciles the aggregate value of assets acquired by the Company, including the value of assets financed with operating leases, capital leases and vendor provided loans, to capital expenditures as reported in the Company's Consolidated Statements of Cash Flows for the last three years (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                     2002          2001          2000
                                                                   --------      --------      --------
      New buses acquired, net of used bus disposals                $ 50,879      $ 51,819      $ 76,341
      Real estate, technology and other, net of disposals            18,548        26,501        14,678
                                                                   --------      --------      --------
      Aggregate value of net assets acquired                         69,427        78,320        91,019
      Proceeds from operating lease financing                       (12,760)      (37,155)      (50,652)
      Proceeds from capital lease or vendor provided financing         (486)       (7,189)       (3,165)
      Buses purchased at operating lease expiration                      --            --         3,474
                                                                   --------      --------      --------
      Capital expenditures, net of proceeds on disposals           $ 56,181      $ 33,976      $ 40,676
                                                                   ========      ========      ========

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

PBGC AGREEMENT AND POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

      The Company maintains nine defined benefit pension plans (the "Pension Plans") that as of December 31, 2002 had a combined projected benefit obligation ("PBO"), discounted at 6.5%, of $768.0 million. The most significant of the plans (the "ATU Plan") represents 90% of the PBO. Over the last two years the PBO has increased $69.5 million as interest accretion on the obligation and the effect of a decrease in the discount rate of 1.3% have more than offset reductions due to benefit payments. Plan assets, however, have declined $216.1 million over the last two years due to losses on plan assets and benefit payments. As a result, while plan assets had exceeded the PBO by $41.6 million at December 31, 2000, the PBO now exceeds plan assets resulting in the plans being underfunded by $244.0 million at December 31, 2002.

      Laidlaw Inc., collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the "Laidlaw Group"), and the Pension Benefit Guaranty Corporation ("PBGC"), have agreed to the principal economic terms relating to claims asserted by the PBGC against Laidlaw regarding the funding levels of the Pension Plans (the "PBGC Agreement"). Under the PBGC Agreement, upon Laidlaw's emergence from bankruptcy (presently estimated to occur in April 2003), the Laidlaw Group will contribute $50 million in cash to the Pension Plans and issue common stock of Laidlaw equal in value to $50 million to a trust formed for the benefit of the Pension Plans (the "Pension Plan Trust"). The trustee of the Pension Plan Trust will sell the stock as soon as practicable, but in no event later than the end of 2004. All proceeds from the stock sales will be contributed directly to the Pension Plans. If the proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the Pension Plans at the end of 2004. Further, the Laidlaw Group will contribute an additional $50 million in cash to the Pension Plans in June 2004. These contributions and transfers will be in addition to the minimum funding obligations to the Pension Plans, if any, required under current regulations.

      Based upon current regulations and plan asset values at December 31, 2002, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made along the timeframe outlined above, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may prescribe changes in actuarial mortality tables and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significant additional minimum funding contributions in the future.

SELF INSURANCE

      The predecessor agency to the STB granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the DOT. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. At December 31, 2002, the Company's tangible net worth was below the minimum required by the DOT to maintain self-insurance authority. The Company is in discussions with the DOT in an attempt to obtain a waiver of the net worth requirement or some other suitable modification so as to allow the Company to continue to maintain its self-insurance authority.

      Insurance coverage and risk management expenses are key components of the Company's cost structure. Additionally, the Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At December 31, 2002, the Company maintained $22.9 million of collateral deposits including the above $15.0 million trust fund and had issued $35.0 million of letters of credit in support of these programs. The loss or modification of self-insurance authority from the DOT or a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company's liquidity, financial condition, and results of operations.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K

      Statements in this Form 10-K that are not purely historical facts, including statements regarding our beliefs, expectations, intentions, projections or strategies for the future, may be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the general economic condition of the United States and the future level of bus travel demand; the impact of future terrorist incidents; operational disruptions as a result of bad weather; the Company's future yields; increased costs for security; the cost and availability of excess insurance coverage and the Company's ability to retain authority to self-insure; the impact of changes in fuel prices; the effect of future Government regulations; potential pension plan funding requirements; limitations on financing flexibility and availability due to the potential inability of the Company to remain in compliance with covenants required under its various debt agreements, changing credit markets and the uncertainty surrounding the outcome of the Laidlaw Inc. reorganization proceedings; the ability to renew labor agreements without incurring a work stoppage or slowdown; disruptions to Company operations as a result of forced relocations; and other factors described from time to time in the Company's publicly available Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

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

COMMODITY PRICES. The Company currently has exposure to commodity risk from its fuel inventory and its advance purchase commitments for fuel. The Company has fuel inventory at December 31, 2002, at a carrying value of $1.1 million. The Company's fuel inventory is used in operations before a change in the market price of fuel could have a material effect on the Company's results of operations. Additionally, the Company has entered into advanced purchase commitments for fuel whereby the Company has agreed to take delivery of a total of 7.1 million gallons through August 2003 at a fixed price of $5.0 million. A 10% increase or decrease in the cost of fuel would not have a material effect on this commitment or the Company's results of operations. For the year ended December 31, 2002, the Company recorded $41.6 million in fuel expense (exclusive of fuel taxes). While a 10% increase or decrease in the cost of fuel would have a material effect on the Company's operating expenses, generally periods of rising fuel costs have allowed the Company to increase average ticket prices and periods of declining fuel costs have required the Company to lower ticket costs, thus providing some hedge against fuel price fluctuations. However, due to the competitive nature of the transportation industry, there can be no assurance that the Company will be able to pass on increased fuel prices to its customers by increasing its fares or that the timing of price increases will coincide with the timing of the fuel cost increase. Likewise, increased price competition and lower demand because of a decline in out-of-pocket costs for automobile use may offset any potential benefit of lower fuel prices.

INVESTMENT PRICES. The Company currently has exposure in the market price of investments in its available for sale securities. At December 31, 2002, the Company has approximately $8.5 million of investments classified as available for sale and a 10% decrease in the market price would not have a material effect on the Company's financial position. As required by generally accepted accounting principles, the Company has reported these investments at fair value, with any unrecognized gains or losses excluded from earnings and reported in a separate component of stockholder's equity.

INTEREST RATE SENSITIVITY. The Company currently has exposure to interest rates from its long-term debt as it relates to the Company's Revolving Credit Facility and the Laidlaw subordinated debt. The Revolving Credit Facility utilizes a variable rate based on prime and LIBOR. As of December 31, 2002, the Revolving Credit Facility utilized prime plus 0.5% and LIBOR plus 2.0% with an outstanding balance of $7.8 million. The weighted-average interest rate for all Revolving Credit Facility borrowings was 4.5% at December 31, 2002. Borrowings under the Revolving Credit Facility mature on October 24, 2004.

The Laidlaw subordinated debt matures 91 days after the maturity of the Revolving Credit Facility. Interest on the debt accrues at the Applicable Federal Rate (1.8% at December 31, 2002) and is payable at maturity. The outstanding balance as of December 31, 2002 was $35.9 million.

A 10% increase or decrease in variable interest rates would not have a material effect on the Company's results of operations or cash flows.

The table below presents principal cash flows and related weighted average interest rates by contractual maturity dates for fixed rate debt as of December 31, 2002:

Long Term Debt:

                                   2003        2004        2005        2006        2007     THEREAFTER      TOTAL       FAIR VALUE
                                  -------     -------     -------     -------     -------   ----------    ----------    ----------
Fixed Rate Debt (in thousands)    $ 3,502     $ 3,022     $ 2,001     $ 3,945     $156,206    $ 2,252     $  170,928     $120,238
Average Interest Rate                 8.4%        8.6%        9.7%        9.7%       11.4%       10.4%          11.2%          --

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE NO.
                                                                                                      --------
Report of Independent Accountants..................................................................      31

Consolidated Statements of Financial Position as of December 31, 2002 and 2001.....................      32

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.........      33

Consolidated Statements of Stockholder's Equity (Deficit) for the Years Ended December 31, 2002,
     2001 and 2000.................................................................................      34

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.........      35

Notes to Consolidated Financial Statements.........................................................      36

Schedule II - Valuation and Qualifying Accounts - For the Years Ended December 31, 2002, 2001
     and 2000......................................................................................      56

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of Greyhound Lines, Inc:

      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Greyhound Lines, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 2 and 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company may not be in compliance with the financial covenants of its revolving credit facility beginning with the first quarter of 2003 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to this matter are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  PRICEWATERHOUSECOOPERS LLP
-------------------------------
PricewaterhouseCoopers LLP
Dallas, Texas
March 26, 2003

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         DECEMBER 31,
                                                                                  -------------------------
                                                                                     2002           2001
                                                                                  ----------     ----------
Current Assets
   Cash and cash equivalents .................................................    $    5,946     $   20,913
   Accounts receivable, less allowance for doubtful accounts of $813 and $915         47,255         59,977
   Inventories, less allowance for shrinkage of $271 and $177 ................         9,530          8,409
   Prepaid expenses ..........................................................         8,456          7,158
   Current portion of deferred tax assets ....................................            --         12,238
   Other current assets ......................................................         3,364          2,154
                                                                                  ----------     ----------
         Total Current Assets ................................................        74,551        110,849

Property, plant and equipment, net of accumulated depreciation of $244,485
    and $229,502 .............................................................       407,816        412,027
Investments in unconsolidated affiliates .....................................        17,679         15,896
Deferred income taxes ........................................................            --         48,609
Insurance and security deposits ..............................................        30,357         29,142
Goodwill .....................................................................         3,040         43,087
Intangible assets, net of accumulated amortization of $37,983 and $34,487 ....        27,880         28,847
                                                                                  ----------     ----------
         Total Assets ........................................................    $  561,323     $  688,457
                                                                                  ==========     ==========

Current Liabilities
    Accounts payable .........................................................    $   26,422     $   24,638
    Accrued liabilities ......................................................        62,758         66,961
    Rents payable ............................................................        19,423         11,839
    Unredeemed tickets .......................................................        13,119         12,001
    Current portion of claims liability ......................................        19,578          2,935
    Current maturities of long-term debt .....................................         4,364          7,975
                                                                                  ----------     ----------
         Total Current Liabilities ...........................................       145,664        126,349

Pension obligation ...........................................................       242,103         46,432
Claims liability .............................................................        42,880         18,615
Long-term debt ...............................................................       211,839        272,591
Minority interests ...........................................................         3,300          6,166
Other liabilities ............................................................        29,049         30,385
                                                                                  ----------     ----------
         Total Liabilities ...................................................       674,835        500,538

Commitments and Contingencies (Notes 1, 2, 11, 14, 15 and 16)

Stockholder's Equity (Deficit)
     Common stock (1,000 shares authorized; par value $.01; 587 shares issued)            --             --
     Capital in excess of par value ..........................................       320,391        320,391
     Retained deficit ........................................................      (190,599)       (79,003)
     Accumulated other comprehensive loss, net of tax benefit of $28,791 .....      (243,304)       (53,469)
                                                                                  ----------     ----------
         Total Stockholder's Equity (Deficit) ................................      (113,512)       187,919
                                                                                  ----------     ----------
         Total Liabilities and Stockholder's Equity (Deficit) ................    $  561,323     $  688,457
                                                                                  ==========     ==========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                               2002            2001            2000
                                                           -----------     -----------     -----------
Operating Revenues
   Passenger services .................................    $   849,771     $   876,921     $   873,391
   Package express ....................................         39,966          41,222          42,441
   Food services ......................................         42,164          43,673          43,042
   Other operating revenues ...........................         60,013          60,604          55,443
                                                           -----------     -----------     -----------
         Total Operating Revenues .....................        991,914       1,022,420       1,014,317
                                                           -----------     -----------     -----------
Operating Expenses
   Maintenance ........................................        100,845         101,819          94,692
   Transportation .....................................        245,273         256,701         253,970
   Agents' commissions and station costs ..............        183,151         190,445         185,772
   Marketing, advertising and traffic .................         27,819          35,536          31,535
   Insurance and safety ...............................         76,994          59,868          52,629
   General and administrative .........................        126,319         129,703         125,472
   Depreciation and amortization ......................         50,635          48,911          45,067
   Operating taxes and licenses .......................         61,718          63,161          61,209
   Operating rents ....................................         80,262          72,527          84,912
   Cost of goods sold - food services .................         27,937          29,275          28,812
   Other operating expenses ...........................          6,580           4,562           6,447
                                                           -----------     -----------     -----------
         Total Operating Expenses .....................        987,533         992,508         970,517
                                                           -----------     -----------     -----------
Operating Income ......................................          4,381          29,912          43,800
Interest Expense ......................................         25,409          28,963          23,542
                                                           -----------     -----------     -----------
Income (Loss) Before Income Taxes, Minority
    Interest and Cumulative Effect of Accounting Change        (21,028)            949          20,258
Income Tax Provision (Benefit) ........................         52,621          (1,092)          7,702
Minority Interests ....................................         (2,100)             55             (14)
                                                           -----------     -----------     -----------
Income (Loss) Before Cumulative Effect
    of Accounting Change ..............................        (71,549)          1,986          12,570
Cumulative Effect of a Change in Accounting
    for Goodwill (Note 8) .............................         40,047              --              --
                                                           -----------     -----------     -----------
Net Income (Loss) .....................................    $  (111,596)    $     1,986     $    12,570
                                                           ===========     ===========     ===========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                        ACCUMULATED      TOTAL
                                                                            CAPITAL IN                    OTHER      COMPREHENSIVE
                                                       COMMON STOCK          EXCESS OF     RETAINED   COMPREHENSIVE      INCOME
                                                    SHARES       AMOUNT      PAR VALUE      DEFICIT        LOSS          (LOSS)
                                                    ------       ------      ---------      -------        ----          ------
BALANCE, JANUARY 1, 2000 ......................          587    $      --    $ 322,613     $ (92,182)    $  (2,525)

Dividends on preferred stock ..................           --           --           --        (1,333)           --
Redemption of preferred stock .................           --           --      (13,096)           --            --
Purchase and cancellation of shares ...........           --           --     (256,884)           --            --
Issuance of stock to Laidlaw ..................           --           --      268,604            --            --
Comprehensive Income (Loss):
   Adjustment for minimum pension
       obligation, net of tax of $1,396 .......           --           --           --            --        (2,593)    $  (2,593)
   Net Income .................................           --           --           --        12,570            --        12,570
                                                                                                                       ---------
              Total Comprehensive Income ......                                                                        $   9,977
                                                   ---------    ---------    ---------     ---------     ---------     =========
BALANCE, DECEMBER 31, 2000 ....................          587           --      321,237       (80,945)       (5,118)

Dividends on preferred stock ..................           --           --           --           (44)           --
Redemption of preferred stock .................           --           --         (846)           --            --
Comprehensive Income (Loss):
   Market value adjustment for securities held,
       net of tax of $89 ......................           --           --           --            --           166     $     166
   Adjustment for minimum pension
       obligation, net of tax of $26,124 ......           --           --           --            --       (48,517)      (48,517)
   Net Income .................................           --           --           --         1,986            --         1,986
                                                                                                                       ---------
              Total Comprehensive (Loss) ......                                                                        $ (46,365)
                                                   ---------    ---------    ---------     ---------     ---------     =========
BALANCE, DECEMBER 31, 2001 ....................          587           --      320,391       (79,003)      (53,469)

Comprehensive Income (Loss):
   Market value adjustment for securities held            --           --           --            --         1,995     $   1,995
   Adjustment for minimum pension
       obligation .............................           --           --           --            --      (191,830)     (191,830)
Net Loss ......................................           --           --           --      (111,596)           --      (111,596)
                                                                                                                       ---------
              Total Comprehensive (Loss) ......                                                                        $(301,431)
                                                   ---------    ---------    ---------     ---------     ---------     =========
BALANCE, DECEMBER 31, 2002 ....................          587    $      --    $ 320,391     $(190,599)    $(243,304)
                                                   =========    =========    =========     =========     =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                    2002          2001          2000
                                                                 ---------     ---------     ---------
Cash Flows From Operating Activities
   Net Income (Loss) ........................................    $(111,596)    $   1,986     $  12,570
   Cumulative effect of accounting change ...................       40,047            --            --
   Non-cash expenses and gains included in net income (loss)
     Depreciation and amortization ..........................       50,635        48,911        45,067
     Other non-cash expenses and gains, net .................       64,368         9,087         3,385
  Net Change in Certain Operating Assets and Liabilities
     Accounts receivable ....................................       10,777        (2,045)      (11,093)
     Inventories ............................................       (1,283)         (621)         (294)
     Prepaid expenses .......................................       (1,675)       (2,311)          847
     Other current assets ...................................       (1,013)          783           626
     Insurance and security deposits ........................         (445)       (4,450)       (2,472)
     Intangible assets ......................................       (5,340)       (7,082)       (5,312)
     Accounts payable .......................................        1,393           (85)          899
     Due to Laidlaw .........................................        4,025            --       (18,904)
     Accrued liabilities and rents payable ..................        8,646       (15,232)       14,683
     Claims liability .......................................       40,908        13,256           981
     Unredeemed tickets .....................................        1,118           251          (206)
     Other liabilities ......................................       (2,461)        8,557        (8,304)
                                                                 ---------     ---------     ---------
        Net Cash Provided by Operating Activities ...........       98,104        51,005        32,473
                                                                 ---------     ---------     ---------
Cash Flows From Investing Activities
     Capital expenditures ...................................      (64,994)      (36,011)      (63,735)
     Proceeds from assets sold ..............................        8,813         2,035        23,059
     Payments for business acquisitions, net of cash acquired           --        (1,320)           --
     Other investing activities .............................           99         1,548          (521)
                                                                 ---------     ---------     ---------
        Net Cash Used for Investing Activities ..............      (56,082)      (33,748)      (41,197)
                                                                 ---------     ---------     ---------
Cash Flows From Financing Activities
     Payments on debt and capital lease obligations .........       (7,412)       (5,765)       (5,812)
     Redemption of Preferred Stock ..........................           --        (3,497)      (52,399)
     Proceeds from issuance of Common Stock to Laidlaw ......           --            --       268,604
     Purchase of Common Stock from Laidlaw ..................           --            --      (256,884)
     Redemption of 8 1/2% Debentures ........................         (122)          (32)         (205)
     Payment of Preferred Stock dividends ...................           --           (44)       (2,241)
     Net change in revolving credit facility ................      (50,218)       (4,148)       62,148
     Proceeds from equipment borrowings .....................        1,240         7,850            --
     Other financing activities .............................         (477)         (914)       (2,576)
                                                                 ---------     ---------     ---------
        Net Cash (Used) Provided by Financing Activities ....      (56,989)       (6,550)       10,635
                                                                 ---------     ---------     ---------

Net (Decrease) Increase in Cash and Cash Equivalents ........      (14,967)       10,707         1,911
Cash and Cash Equivalents, Beginning of Year ................       20,913        10,206         8,295
                                                                 ---------     ---------     ---------
Cash and Cash Equivalents, End of Year ......................    $   5,946     $  20,913     $  10,206
                                                                 =========     =========     =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1. BACKGROUND AND OPERATING ENVIRONMENT

      Greyhound Lines, Inc. and subsidiaries ("Greyhound" or the "Company") is the only nationwide provider of scheduled intercity bus service in the United States. The Company provides various services including scheduled passenger service, package express service, travel services and food service at certain terminals. The Company's operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,900 buses and approximately 1,700 sales outlets. The Company's wholly-owned operating subsidiaries include Texas, New Mexico & Oklahoma Coaches, Inc. ("TNM&O"), Vermont Transit Co., Inc. ("Vermont Transit"), Carolina Coach Company ("Carolina Coach"), Valley Transit Co., Inc., On Time Delivery Service, Inc., LSX Delivery, L.L.C., Greyhound Xpress Delivery, L.L.C., Greyhound Shore Services, L.L.C., and Rockford Coach Lines, L.L.C. Additionally, the Company maintains investments in several other companies, principally joint ventures with Mexico-based bus carriers and U.S.-based carriers that primarily serve Spanish-speaking markets. The Company is subject to regulation by the Department of Transportation (the "DOT") and certain states.

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

      In December 2002, Laidlaw agreed to the principal economic terms of a settlement of claims asserted in the bankruptcy proceedings by the Pension Benefit Guaranty Corporation ("PBGC") relating to the current pension obligations of Greyhound. See Note 16 for further information.

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

Investments in Equity and Debt Securities

      At December 31, 2002, the Company held one equity security and several debt securities which are classified as "available-for-sale" securities and reported at fair value. Any temporary gains and losses associated with changes in market value of the securities are excluded from operating results and are recognized as a separate component of stockholder's equity until realized. Fair value of securities is determined based on market prices and gains and losses are determined using the securities' cost.

Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Accounting for Goodwill and Other Intangible Assets" and, as a result, the Company ceased to amortize goodwill. In lieu of amortization, SFAS 142 requires that goodwill be reviewed for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. To determine estimated fair value of the reporting units the Company utilizes both a discounted cash flow methodology as well as the implied values of comparable companies.

Debt Issuance Costs

      Costs incurred related to the issuance of debt are deferred, and such costs are amortized to interest expense over the life of the related debt.

Software Development Costs

      Direct costs of materials and services consumed in developing or obtaining internal use software and certain payroll costs for employees directly associated with internal use software projects are capitalized. Amortization of these costs begins when the software is available for its intended use and is recognized on a straight-line basis over the estimated useful life which generally range from five to ten years.

Claims Liability

      The Company maintains comprehensive automobile liability, general liability, worker's compensation and property insurance to insure its assets and operations. The Company had previously purchased insurance through Laidlaw with coverage subject to a $50,000 deductible for physical damage to Company property and no deductible for all other claims. Effective September 1, 2001, the Company has purchased coverage from third-party insurers for claims up to $5.0 million with coverage subject to a $3.0 million deductible for automobile liability; a $1.0 million deductible for general liability; and a $1.0 million deductible for both workers' compensation. The Company purchases excess coverage for automobile liability, general liability and workers' compensation insurance through Laidlaw for claims which exceed $5.0 million. The Company has continued to purchase from Laidlaw coverage for physical damage to Company property and business interruption subject to a $50,000 deductible.

      Claims resolved against the Company, which do not exceed the deductible, are paid out of operating cash flows. A claims liability has been established for these claims payments and is based on an assessment of actual claims and claims incurred but not reported, discounted at 5.5%. The reserve is developed using actuarial principles and assumptions which consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in health care costs and property damage repairs, and the discount rate. The amount of these reserves could differ from the Company's ultimate liability related to these claims due to changes in the Company's accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases and discount rates. This liability also includes an estimate of environmental liabilities. The environmental liability includes all sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%.

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

Long-Lived Assets

      Identifiable intangibles and long-lived assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of property and equipment and intangibles in relation to the projection of future undiscounted cash flows of the underlying assets. Projected cash flows are based on historical results adjusted to reflect management's best estimate of future market and operating conditions, which may differ from actual cash flow.

New Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued on or modified after December 31, 2002.

      The Company generally uses operating lease financing with residual value guarantees as the principal source of bus financing. The Company's accounting policy has been to record a liability for the residual value guarantee only when it was probable that the guarantee would exceed the estimated value of the buses at lease expiration. As of December 31, 2002, no liability has been recorded by the Company related to these guarantees and, to date; the Company has never incurred any liability as a result of the residual value guarantees. Under FIN 45 the Company will now be required to estimate the fair value of the residual value guarantees at lease inception for any future operating leases the Company may enter into. The fair value of the guarantee will be recorded as a liability, with the offsetting entry being recorded as prepaid rent (representing a payment in kind made by the lessee when entering into the operating lease). The prepaid rent will be amortized to operating rent expense over the lease term. The liability for the guarantee would only be increased if, during the lease term, it becomes probable that the guarantee would exceed the estimated value of the buses at lease expiration by an amount that exceeds the recorded liability. If at lease expiration the Company were not required to perform under the residual value guarantee, the entire initial liability would then be reversed as a reduction of operating rent expense. Based upon the Company's historic experience the application of FIN 45 will result in somewhat higher operating lease costs during the term of its future bus leases, with a reversal of those costs being recognized at lease expiration.

3. STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

      Cash paid for interest was $24.7 million, $27.4 million and $22.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. There were no cash payments for federal income taxes for the years ended December 31, 2002 and 2001. During the year ended December 31, 2000, the Company made cash payments of $5.8 million to Laidlaw for the Company's share of federal income taxes, based upon the Company's separate taxable income, included by Laidlaw on its U.S. consolidated tax return for the tax year ended August 31, 1999.

      In 2002, non-cash investing and financing activities included $0.5 million of equipment acquired with seller provided financing. In 2001, non-cash investing and financing activities included $7.2 million of buses acquired with seller provided financing. In 2000, non-cash investing and financing activities included the issuance of $33.3 million of subordinated debt to Laidlaw in satisfaction of accounts payable due from the Company to Laidlaw and $3.2 million of buses acquired under a capital lease.

4.  INVENTORIES

      Inventories consisted of the following (in thousands):

                                                         DECEMBER 31,
                                                    ---------------------
                                                      2002         2001
                                                    --------     --------
      Service parts ............................    $  6,745     $  5,822
      Fuel .....................................       1,056          700
      Food service operations ..................       2,000        2,064
                                                    --------     --------
         Total Inventories .....................       9,801        8,586
         Less: Allowance for shrinkage .........        (271)        (177)
                                                    --------     --------
            Inventories, net ...................    $  9,530     $  8,409
                                                    ========     ========

5. PREPAID EXPENSES

      Prepaid expenses consisted of the following (in thousands):

                                                         DECEMBER 31,
                                                    ---------------------
                                                       2002         2001
                                                    --------     --------
      Taxes and licenses .......................    $  1,007     $  2,773
      Insurance ................................       4,352        2,102
      Rents ....................................       2,114          660
      Other ....................................         983        1,623
                                                    --------     --------
        Prepaid expenses .......................    $  8,456     $  7,158
                                                    ========     ========

6. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following (in thousands):

                                                           DECEMBER 31,
                                                       ---------------------
                                                         2002         2001
                                                       --------     --------
      Land and improvements .......................    $ 88,206     $ 90,000
      Structures and improvements
        Owned .....................................     142,447      139,042
        Capitalized leased assets .................       1,013        1,172
        Lease interests ...........................       4,376        4,376
        Leasehold improvements ....................      45,932       42,272
      Revenue equipment
        Owned .....................................     273,806      256,324
        Capitalized leased assets .................      13,242       18,005
        Leasehold improvements ....................       6,827        7,906
      Furniture and fixtures ......................      59,282       66,449
      Vehicles, machinery and equipment ...........      17,170       15,983
                                                       --------     --------
      Property, plant and equipment ...............     652,301      641,529
          Accumulated depreciation ................    (244,485)    (229,502)
                                                       --------     --------
              Property, plant and equipment, net ..    $407,816     $412,027
                                                       ========     ========

      Accumulated depreciation of capitalized leased revenue equipment amounted to $4.7 million and $5.4 million at December 31, 2002, and 2001, respectively.

7. INSURANCE AND SECURITY DEPOSITS

      Insurance and security deposits consisted of the following (in thousands):

                                                         DECEMBER 31,
                                                    ---------------------
                                                      2002         2001
                                                    --------     --------
      Insurance deposits .......................    $ 22,906     $ 22,241
      Security deposits ........................       6,533        5,862
      Other ....................................         918        1,039
                                                    --------     --------
              Insurance and security deposits ..    $ 30,357     $ 29,142
                                                    ========     ========

      The Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. In addition to the collateral deposits reflected in the table above, at December 31, 2002 the Company has also issued $35.0 million of letters of credit in support of these programs.

8. GOODWILL AND INTANGIBLE ASSETS

      During 2002 the Company completed the initial impairment assessment as required by SFAS 142 and determined that the carrying value of its Bus Operations reporting unit exceeded that unit's fair value. As a result, effective January 1, 2002, the Company recorded a non-cash charge of $40.0 million as a cumulative effect of a change in accounting for goodwill. The Company's remaining goodwill ($3.0 million) relates to the Courier Services reporting unit where fair value exceeds carrying value and is no longer being amortized.

      In connection with adopting SFAS 142 the Company reassessed the useful lives and classification of its identifiable intangible assets and, with the exception of the useful life of trademarks, determined that the useful lives and classifications continue to be appropriate. Trademarks, which had previously been amortized over a fifteen year life, are now considered to have an indefinite life and are no longer amortized. During 2002 the Company completed an impairment test on its trademarks as required by SFAS 142 which did not result in an impairment charge.

      The following table provides information relating to the Company's amortized and unamortized intangible assets as of December 31, 2002 and December 31, 2001 (in thousands):

                                                       DECEMBER 31, 2002              DECEMBER 31, 2001
                                                  --------------------------      --------------------------
                                                                ACCUMULATED                     ACCUMULATED
                                                    COST        AMORTIZATION        COST        AMORTIZATION
                                                  --------      ------------      --------      ------------
      Long-lived intangible assets:
      Software                                    $ 50,998        $ 31,008        $ 46,070        $ 27,154
      Debt issuance costs                            7,428           3,895           9,758           4,825
      Deferred lease costs                           3,847           2,904           3,847           2,357
      Other                                            277             176             346             151
                                                  --------        --------        --------        --------
      Total                                       $ 62,550        $ 37,983        $ 60,021        $ 34,487
                                                  ========        ========        ========        ========

      Indefinite-lived intangible assets:
      Trademark                                   $  3,313                        $  3,313
                                                  ========                        ========

      Amortization expense for intangible assets for the years ended December 31, 2002, 2001 and 2000 was $6.8 million, $6.4 million and $5.1 million, respectively. Estimated amortization expense, excluding the effect of costs that may be capitalized in future periods, for the year ended December 31, 2003 and the four succeeding years are as follows: $6.7 million (2003); $5.3 million
(2004); $4.4 million (2005); $3.3 million (2006) and $1.8 million (2007).

      Actual results of operations for the years ended December 31, 2001 and 2000 and adjusted results of operations for the years ended December 31, 2001 and 2000 had the Company applied the provisions of SFAS 142 in that period are as follows (in thousands):

                                                           DECEMBER 31,
                                                       ---------------------
                                                        2001           2000
                                                       ------        -------
      Reported net income                              $1,986        $12,570
      Add: goodwill and trademark amortization,
         net of tax                                     2,111          2,053
                                                       ------        -------
      Adjusted net income                              $4,097        $14,623
                                                       ======        =======

9. ACCRUED LIABILITIES

      Accrued liabilities consisted of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                             ---------------------------
                                                                                2002              2001
                                                                             ---------         ---------
   Compensation, benefits and payroll-related taxes........................  $  28,109         $  26,889
   Unvouchered invoices....................................................     10,984            11,010
   Interest................................................................      3,937             4,083
   Operating, property and income taxes....................................      1,048             6,360
   Other expenses..........................................................     18,680            18,619
                                                                             ---------         ---------
           Accrued liabilities.............................................  $  62,758         $  66,961
                                                                             =========         =========

10. BENEFIT PLANS

Pension Plans

      The Company has nine defined benefit pension plans. The first plan (the "ATU Plan") covers approximately 14,000 current and former employees, fewer than 1,000 of which are active employees of the Company. The ATU Plan was closed to new participants on October 31, 1983 and over 85% of its participants are over the age of 50. The ATU Plan provides normal retirement benefits to the covered employees based upon a percentage of average final earnings, reduced pro rata for service of less than 15 years. Under the terms of the Company's collective bargaining agreement participants in the ATU Plan continue to accrue benefits as long as no contributions are due from the Company. The ATU Plan actuary advised the Company and the union that the decline in the stock market during 2001 had made it likely that contributions to the ATU Plan would be required in calendar year 2002. The Company and union met and agreed to freeze service and wage accruals effective March 15, 2002. The second plan covered salaried employees through May 7, 1990, when the plan was curtailed. The third plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics represented by the International Association of Machinists and Aerospace Workers. The fourth plan covered substantially all employees at Vermont Transit through June 30, 2000, when the plan was curtailed. The remaining plans are held by TNM&O and Carolina Coach and cover substantially all of their salaried and hourly personnel. It is the Company's policy to fund the minimum required contribution under existing laws.

                                                                              YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                           2002        2001         2000
                                                                        ----------  ----------   ----------
   COMPONENTS OF NET PERIODIC PENSION COST:                                      (IN THOUSANDS)
   Service Cost...................................................     $   1,680    $   4,828    $   4,953
   Interest Cost..................................................        50,097       51,405       51,966
   Expected Return on Assets......................................       (46,827)     (53,191)     (58,725)
   Amortization of Actuarial Loss.................................         1,120          692          438
                                                                       ---------    ---------    ---------
   Net Periodic Pension Expense (Income)..........................     $   6,070    $   3,734    $  (1,368)
                                                                       =========    =========    ==========

                                                                            YEARS ENDED DECEMBER 31,
                                                                         -----------------------------
                                                                            2002               2001
                                                                         ----------         ----------
      CHANGE IN BENEFIT OBLIGATION:                                              (IN THOUSANDS)
      Benefit Obligation at Beginning of Year ...................        $  713,505         $  698,473
      Service Cost ..............................................             1,680              4,828
      Interest Cost .............................................            50,097             51,405
      Plan Participants' Contributions ..........................               250                448
      Actuarial Loss ............................................            77,719             37,201
      Benefits Paid .............................................           (75,273)           (78,850)
                                                                         ----------         ----------
      Benefit Obligation at End of Year .........................        $  767,978         $  713,505
                                                                         ----------         ----------

      CHANGE IN PLAN ASSETS:

      Fair Value of Plan Assets at Beginning of Year ............        $  656,888         $  740,098
      Actual Return on Plan Assets ..............................           (60,137)            (7,473)
      Employer Contributions ....................................             2,228              2,665
      Plan Participants' Contributions ..........................               250                448
      Benefits Paid .............................................           (75,273)           (78,850)
                                                                         ----------         ----------
      Fair Value of Plan Assets at End of Year ..................        $  523,956         $  656,888
                                                                         ----------         ----------

      Funded Status .............................................        $ (244,022)        $  (56,617)
      Unrecognized Prior Service Cost ...........................            (7,862)                --
      Unrecognized Net Loss .....................................           284,126             92,700
                                                                         ----------         ----------
      Prepaid Benefit Cost (Net Amount Recognized) ..............        $   32,242         $   36,083
                                                                         ==========         ==========


      AMOUNTS RECOGNIZED IN THE STATEMENTS OF FINANCIAL POSITION:
      Accrued Benefit Liability .................................        $ (242,103)        $  (46,432)
      Accumulated Other Comprehensive Loss ......................           274,345             82,515
                                                                         ----------         ----------
      Prepaid Benefit Cost (Net Amount Recognized) ..............        $   32,242         $   36,083
                                                                         ==========         ==========

      In determining the benefit obligations and service costs for the Company's defined benefit pension plans, the following assumptions were used:

                                                                       YEARS ENDED DECEMBER 31,
                                                                      --------------------------
                                                                         2002            2001
                                                                      ----------       ---------
      WEIGHTED-AVERAGE ASSUMPTIONS FOR END OF YEAR DISCLOSURE:
      Discount Rate ..........................................              6.50%           7.25%
      Rate of Salary Progression .............................              4.51%           4.10%
      Expected Long-Term Rate of Return on Plan Assets .......              7.28%           7.52%

      Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions," required the Company to record an increase in the minimum liability of $191.8 million as of December 31, 2002, $48.5 million, net of a tax benefit of $26.1 million, as of December 31, 2001 and an increase in the minimum liability of $2.6 million, net of a tax benefit of $1.4 million, as of December 31, 2000. These amounts are reflected as a component of comprehensive income
(loss).

      As of December 31, 2002, seven of the Company's pension plans have accumulated benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $767,787, $765,774 and $523,748, respectively. As of December 31, 2001, five of the Company's pension plans have accumulated benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $705,271, $697,388 and $649,417, respectively. As of December 31, 2002, seven of the Company's pension plans have projected benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $767,787, $765,774 and $523,748, respectively. As of December 31, 2001, seven of the Company's pension plans have projected benefit obligations in excess of plan assets, for which the projected benefit obligations, accumulated benefit obligations and fair value of plan assets are $713,310, $704,302 and $656,680, respectively.

      Plan assets consist primarily of government-backed securities, corporate equity securities, guaranteed insurance contracts, annuities and corporate debt obligations.

      Included in the above is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics, for which the Company made contributions of $0.8 million and $0.7 million for the years ended December 31, 2002 and 2001, respectively.

Cash or Deferred Retirement Plans

      The Company sponsors 401(k) cash or deferred retirement plans that cover substantially all of its ongoing salaried, hourly and represented employees. Costs to the Company related to these plans were $3.3 million, $3.1 million, and $3.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Other Plans

      A contributory trusteed health and welfare plan has been established for all active hourly employees represented by the ATU National Local 1700 for drivers, mechanics, and the Omaha Ticket Information Center. Other employees who are represented by a collective bargaining agreement may be under a Greyhound contributory health and welfare plan or a multi-employer plan established by the respective union. A contributory health and welfare plan has been established for salaried employees and all other hourly employees who are not represented by collective bargaining agreements. For the years ended December 31, 2002, 2001 and 2000, the Company incurred costs of $32.3 million, $28.5 million, and $27.5 million, respectively, related to these plans. No post-retirement health and welfare plans exist.

      The Company also has a defined contribution Supplemental Executive Retirement Plan (the "SERP"), which covers only key executives of the Company. For the years ended December 31, 2002, 2001 and 2000, the Company incurred costs of $0.8 million, $0.8 million and $0.7 million, respectively, related to the SERP.

11. LONG-TERM DEBT

      Long-term debt consisted of the following (in thousands):

                                                                                                DECEMBER 31,
                                                                                         ---------------------------
                                                                                           2002              2001
                                                                                         ---------         ---------
      Secured Indebtedness
        Revolving bank loan, prime plus 0.5% or LIBOR plus 2.0% (weighted average
          4.5% at December 31, 2002 and 4.0% at
          December 31, 2001) due 2004 ...........................................        $   7,782         $  58,000
        Capital lease obligations (weighted average 10.0% at December 31, 2002
          and 9.8% at December 31, 2001) due through 2033 .......................            8,695            16,143
        Real estate and equipment notes (weighted average 8.5% at December
          31, 2002 and 9.7% at December 31, 2001) due through 2010 ..............            7,173            15,526
      Unsecured Indebtedness
        11 1/2% Senior notes, due 2007 ..........................................          150,000           150,000
        Laidlaw subordinated debt (1.8% at December 31, 2002 and
          2.5% at December 31, 2001) due 2005 ...................................           35,920            35,036
        8 1/2% Convertible debentures, due 2007 .................................            5,383             5,613
        Other long-term debt (weighted average 7.8% at December 31, 2002
          and 7.9% at December 31, 2001) due through 2004 .......................            1,250               248
                                                                                         ---------         ---------
      Long-term debt ............................................................          216,203           280,566
        Less current maturities .................................................           (4,364)           (7,975)
                                                                                         ---------         ---------
            Long-term debt, net .................................................        $ 211,839         $ 272,591
                                                                                         =========         =========

      At December 31, 2002, maturities of long-term debt for the next five years ending December 31 and all years thereafter, are as follows (in thousands):

             2003.............................................  $    4,364
             2004.............................................      11,042
             2005.............................................      38,177
             2006.............................................       4,164
             2007.............................................     156,206
             Thereafter.......................................       2,250
                                                                ----------
                                                                $  216,203
                                                                ==========

Revolving Credit Facility

      The Company is party to a $125 million revolving credit facility, with a $50 million letter of credit sub-facility, ("Revolving Credit Facility") with Foothill Capital Corporation ("Foothill"). Letters of credit or borrowings are available under the Revolving Credit Facility subject to a maximum of $125 million based upon 85% of the appraised wholesale value of certain bus collateral and 50% of the fair market value of certain real property collateral. As of December 31, 2002, the Company had outstanding borrowings under the Revolving Credit Facility of $7.8 million, issued letters of credit of $42.0 million and availability of $75.2 million. Borrowings under the Revolving Credit Facility were available to the Company at December 31, 2002 at a rate equal to Wells Fargo Bank's prime rate plus 0.5% per annum or LIBOR plus 2.0% as selected by the Company. The interest rates are subject to quarterly adjustment based upon the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization as defined in the agreement ("EBITDA") for the four previous quarters. Letter of credit fees are based on the then applicable LIBOR margin. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company and the stock and assets of certain of its subsidiaries. The Revolving Credit Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to EBITDA ratio; minimum EBITDA to interest ratio; minimum shareholder's equity; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interest, payment of dividends and transactions with affiliates, including Laidlaw.

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

      In November 2002, the Company executed an additional amendment to the Revolving Credit Facility further modifying the definition of consolidated cash flow and consolidated net worth. The definition of consolidated cash flow was amended such that cash flow excludes pension expense and instead is reduced by pension contributions (unless Laidlaw provides the funding for the contributions). The definition of consolidated net worth was amended to exclude up to $30 million of reductions in consolidated stockholder's equity due to the recognition of a minimum pension liability for periods prior to June 30, 2002, and for any additional reductions recorded during the period commencing July 1, 2002 and ending December 31, 2002. Additionally, the definition for consolidated net worth was amended to exclude reductions due to deferred tax adjustments recorded in 2002. The amendment also requires the Company to have at all times during the term of the agreement either borrowing availability of $20 million or a borrowing base (as defined in the agreement) of $145 million.

      Under the Revolving Credit Facility the Company is required to meet certain financial covenants, including a minimum consolidated cash flow to interest expense ratio, a maximum indebtedness to cash flow ratio and a minimum level of consolidated net worth. At December 31, 2002, the Company was in compliance with all such covenants. Based upon the Company's most current financial forecast, and after taking into account the effect of the amendments discussed above, management is unable to determine with reasonable assurance whether the Company will remain in compliance with these covenants in the future. As compliance with the covenants will not be known until after the end of a quarter when actual results are available, the Company has initiated discussions with Foothill in an effort to obtain modifications to the agreement that would provide reasonable assurance that the Company will remain in compliance with the covenants. Although the Company has been successful in obtaining necessary amendments to the Revolving Credit Facility in the past, there can be no assurances that the Company will obtain additional modifications or that the cost of the modifications or other changes in the terms of the Revolving Credit Facility would not have a material effect on the Company. In the event that additional modifications suitable to the parties are not obtained, and further assuming the Company fails to remain in compliance with the existing covenants, the Company may be required to seek a replacement for the Revolving Credit Facility from other financing sources. However, should alternate sources of financing not be available, then the Company may not be able to satisfy its obligations as they become due and may not be able to continue as a going concern. As a result, the Company may not be able to realize its assets and settle its liabilities in the normal course of operations.

11 1/2% Senior Notes

      The Company's 11 1/2% Senior Notes due 2007 (the "11 1/2% Senior Notes") bear interest at the rate of 11 1/2% per annum, payable each April 15 and October 15. The 11 1/2% Senior Notes are redeemable at the option of the Company in whole or in part, at any time on or after April 15 of the year indicated, at redemption prices of 103.834% in 2003, 101.917% in 2004 and 100% in 2005 and
thereafter plus any accrued but unpaid interest. The 11 1/2% Senior Note indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, sell assets or enter into certain mergers or consolidations. As of December 31, 2002, the Company was in compliance with all such covenants.

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

12. INCOME TAXES

Tax Allocation Agreement

      The Company is a member of Laidlaw's U.S. consolidated tax return group ("U.S. Group") and subject to a tax allocation agreement. The Company is allocated its share of the tax liability of the U.S. Group or receives a benefit for any losses used by the U.S. Group based on its separate taxable income or loss.

Income Tax Provision

      The income tax provision (benefit) consisted of the following (in thousands):

                                                                    YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                             2002             2001             2000
                                                           --------         --------         --------
      Current
         Federal ..................................        $ (8,990)        $ (5,908)        $  2,087
         State ....................................             764            1,487            1,525
                                                           --------         --------         --------
               Total Current ......................          (8,226)          (4,421)           3,612
                                                           --------         --------         --------

      Deferred
         Federal ..................................          60,961            4,544            5,137
         State ....................................            (114)          (1,215)          (1,047)
                                                           --------         --------         --------
               Total Deferred .....................          60,847            3,329            4,090
                                                           --------         --------         --------
               Income tax provision (benefit) .....        $ 52,621         $ (1,092)        $  7,702
                                                           ========         ========         ========

Effective Tax Rate

      The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following (in thousands):

                                                                            YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                     2002             2001             2000
                                                                   --------         --------         --------
      Tax at statutory tax rate ...........................        $ (7,360)        $    332         $  7,090
      State income taxes, net of federal benefit ..........             423              177              311
      Increase in beginning of the year valuation allowance          60,847            2,450               --
      Other ...............................................          (1,289)          (4,051)             301
                                                                   --------         --------         --------
         Income tax provision (benefit) ...................        $ 52,621         $ (1,092)        $  7,702
                                                                   ========         ========         ========

Deferred Tax Assets

      Significant components of deferred income taxes were as follows (in thousands):

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        2002              2001
                                                                     ---------         ---------
      Deferred Tax Assets
        Federal and state NOL carryforwards .................        $  69,977         $  71,216
        Claims liabilities ..................................           21,878             7,561
        Other accrued expenses and liabilities ..............           10,564            11,248
        Pension liabilities .................................           86,186            17,114
        Other deferred tax assets ...........................              762             1,858
                                                                     ---------         ---------
          Total deferred tax assets .........................          189,367           108,997
                                                                     ---------         ---------
      Deferred Tax Liabilities
        Tax over book depreciation and amortization .........           16,074            20,502
        Other deferred tax liabilities ......................              145               148
                                                                     ---------         ---------
          Total deferred tax liabilities ....................           16,219            20,650
                                                                     ---------         ---------
      Net deferred tax assets ...............................          173,148            88,347
      Valuation allowance ...................................         (173,148)          (27,500)
                                                                     ---------         ---------
          Net deferred tax assets, net of valuation allowance        $      --         $  60,847
                                                                     =========         =========

      The Company has significant net deferred tax assets resulting from operating losses and other deductible temporary differences that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires that a valuation allowance be established when it is "more likely than not" that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates and the length of operating loss carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Therefore, current operating losses and the reasonable likelihood of significant near-term reversals of deductible temporary differences carry more weight than forecasted future operating profits. With the decline in pension fund assets during 2002, and attendant increase in projected pension funding (which will give rise to tax deductions when made), the Company concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. As a result, the valuation allowance for net deferred tax assets increased from $27.5 million at December 31, 2001, to $173.1 million at December 31, 2002. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can achieve an appropriate level of profitability that demonstrates its ability to utilize existing operating loss carryforwards and future tax deductions for projected pension contributions. During 2001, the Company recorded a $2.5 million increase in the valuation allowance for net operating losses from prior years.

Availability and Amount of NOL's

      As a result of the ownership changes in 1992 and 1999, Section 382 of the Internal Revenue Code places an annual limitation on the amount of federal net operating loss ("NOL") carryforwards which the Company and the U.S. Group may utilize. Consequently, the Company's NOL carryforwards are subject to an annual limitation of $22.2 million and a fifteen to twenty year carryforward period. The NOL carryforwards of $178.0 million expire as follows (in thousands):

             2005.............................................  $   29,572
             2006.............................................       2,866
             2007.............................................       9,818
             2008.............................................      17,685
             2009.............................................      29,913
             2010.............................................      19,670
             2011.............................................      18,826
             2018.............................................      46,811
             2019.............................................         951
             2020.............................................         145
             2021.............................................       1,048
             2022.............................................         688
                                                                ----------
                                                                $  177,993
                                                                ==========

      In addition, the Company has a $2.3 million capital loss carryforward which expires August 2007.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments. For cash and cash equivalents, accounts receivable and revolving bank loans, the carrying amounts reported in the Consolidated Statements of Financial Position approximate fair value. The fair values of the short-term deposits and long-term insurance deposits and security deposits are based upon quoted market prices at December 31, 2002 and 2001, where available. For the portion of short-term deposits and long-term insurance deposits where no quoted market price is available, the carrying amounts are believed to approximate fair value. For the Laidlaw indebtedness and other long-term debt, the fair values are estimated using discounted cash flow analysis, based upon the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Senior Notes and the Convertible Debentures were based upon quoted market prices at December 31, 2002 and 2001.

      The carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):

                                                               DECEMBER 31, 2002                      DECEMBER 31, 2001
                                                          -----------------------------         -----------------------------
                                                           CARRYING             FAIR             CARRYING             FAIR
                                                            AMOUNT             VALUE              AMOUNT             VALUE
                                                          ----------         ----------         ----------         ----------
      Other Current Assets
        Other Deposits ...........................        $      167         $      167         $      231         $      231
      Investment in Equity Securities ............             2,010              2,010                947                947
      Insurance and Security Deposits
        Insurance Deposits .......................            22,906             22,906             22,241             22,241
        Security Deposits ........................             6,533              6,533              5,862              5,862
      Long-Term Debt
        Laidlaw subordinated debt ................           (35,920)           (30,006)           (35,036)           (30,930)
        11 1/2% Senior Notes .....................          (150,000)          (101,535)          (150,000)          (138,000)
        8 1/2% Convertible Subordinated Debentures            (5,383)            (2,827)            (5,613)            (2,948)
        Other Long-term Debt .....................           (17,118)           (17,421)           (31,917)           (35,678)

14. LEASE COMMITMENTS

      The Company leases certain vehicles and terminals from various parties pursuant to capital and operating lease agreements expiring at various dates through 2033. The leases on most of the vehicles contain certain purchase provisions or residual value guarantees and have terms of typically seven years. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $145.0 million, of which the Company has guaranteed $90.4 million. To date, the Company has never incurred any liability as a result of residual value guarantees.

      For the years ended December 31, 2002, 2001 and 2000, rental expenses for all operating leases (net of sublease rental income of approximately $3.3 million, $3.5 million and $3.5 million, respectively) amounted to $76.0 million, $61.5 million and $71.0 million, respectively. Rental expenses for bus operating leases, excluding casual rents and other short term leases during peak periods, amounted to $54.0 million, $49.5 million and $48.1 million in 2002, 2001 and 2000, respectively.

      At December 31, 2002, scheduled future minimum payments (excluding any payment related to the residual value guarantee which may be due upon termination of the lease) for the next five years ending December 31, under capital leases and non-cancelable operating leases are as follows (in thousands):

                                                                              CAPITAL         OPERATING
                                                                              LEASES            LEASES
                                                                             ---------        ----------
           2003...........................................................   $   2,420        $   73,733
           2004...........................................................       2,047            68,316
           2005...........................................................       2,046            54,664
           2006...........................................................       3,948            33,608
           2007...........................................................         332            22,612
           Thereafter.....................................................         488            37,622
                                                                             ---------        ----------
                   Total minimum lease payments...........................      11,281        $  290,555
                                                                                              ==========
               Amounts representing interest..............................       2,586
                                                                             ---------
                   Present value of minimum lease payments................   $   8,695
                                                                             =========

15. LEGAL MATTERS

Golden State Indictment

      In December 2001, Gonzalez, Inc. d/b/a Golden State Transportation ("Golden State") and 22 current and former employees and agents of Golden State were indicted as part of a 42-count federal criminal proceeding. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. Gonzalez, Inc, et al., Case No. CR 01-1696-TUC-RCC. Two superseding indictments have been issued in this proceeding adding 44 additional criminal counts against Golden State and certain individual defendants, including two newly indicted defendants. The indictment alleges that the defendants were engaged in a conspiracy, spanning over an almost three-year period, to transport and harbor illegal aliens within the United States and to launder money. Golden State has pleaded not guilty to the charges.

      On August 20, 2002, the Government filed an in rem civil forfeiture action against the parcels of real property owned by Golden State. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. 130 North 35th Avenue, Phoenix, Arizona, et al., Case No. CV 02-409-TUC-RCC.

      The foregoing criminal and civil cases seek a forfeiture of substantially all of Golden State's owned assets. At this stage in the proceedings, the probable outcome of these cases cannot be predicted. Neither Greyhound Lines, Inc., nor any of its other subsidiaries have been charged in these preceedings.

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

      The Company had leased 40 buses to Golden State (the "Lease Buses") and guaranteed third party leases of an additional 27 of Golden State's buses (the "Guarantee Buses"). As a result of defaults under the bus leases between Golden State and the Company, Golden State returned all of the Lease Buses to the Company. Additionally, the Company took an assignment of the leases for all of the Guarantee Buses. The Company has retained the buses for use in revenue service.

      During the year ended December 31, 2002 the Company recorded a $4.0 million charge principally from the write-off of the investment in, and accounts receivable due from, Golden State. The Company has filed a proof of claim in the Golden State bankruptcy seeking recovery of these accounts receivables and for damages accruing as a result of defaults under the leases relating to Lease Buses and Guarantee Buses.

      The Company has a 51.4% ownership interest in Golden State. However, because control of Golden State no longer rests with the Company, effective August 31, 2002, Golden State's future results of operations and financial condition will no longer be included in the Company's consolidated financial statements.

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

16. COMMITMENTS AND CONTINGENCIES

PBGC Agreement and Potential Pension Plan Funding Requirements

      The Company maintains nine defined benefit pension plans (the "Pension Plans") that as of December 31, 2002 had a combined projected benefit obligation ("PBO"), discounted at 6.5%, of $768.0 million. The most significant of the plans (the "ATU Plan") represents 90% of the PBO. Over the last two years the PBO has increased $69.5 million as interest accretion on the obligation and the effect of a decrease in the discount rate of 1.3% have more than offset reductions due to benefit payments. Plan assets, however, have declined $216.1 million over the last two years due to losses on plan assets and benefit payments. As a result, while plan assets had exceeded the PBO by $41.6 million at December 31, 2000, the PBO now exceeds plan assets resulting in the plans being underfunded by $244.0 million at December 31, 2002.

      Laidlaw Inc., collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the "Laidlaw Group"), and the PBGC, have agreed to the principal economic terms relating to claims asserted by the PBGC against Laidlaw regarding the funding levels of the Pension Plans (the "PBGC Agreement"). Under the PBGC Agreement, upon Laidlaw's emergence from bankruptcy (presently estimated to occur in April 2003), the Laidlaw Group will contribute $50 million in cash to the Pension Plans and issue common stock of Laidlaw equal in value to $50 million to a trust formed for the benefit of the Pension Plans (the "Pension Plan Trust"). The trustee of the Pension Plan Trust will sell the stock as soon as practicable, but in no event later than the end of 2004. All proceeds from the stock sales will be contributed directly to the Pension Plans. If the proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the Pension Plans at the end of 2004. Further, the Laidlaw Group will contribute an additional $50 million in cash to the Pension Plans in June 2004. These contributions and transfers will be in addition to the minimum funding obligations to the Pension Plans, if any, required under current regulations.

      Based upon current regulations and plan asset values at December 31, 2002, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made along the timeframe outlined above, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may prescribe changes in actuarial mortality tables and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significant additional minimum funding contributions in the future.

Insurance Coverage

      The predecessor agency to the STB granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the DOT. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. At December 31, 2002, the Company's tangible net worth was below the minimum required by the DOT to maintain self-insurance authority. The Company is in discussions with the DOT in an attempt to obtain a waiver of the net worth requirement or some other suitable modification so as to allow the Company to continue to maintain its self-insurance authority.

      Insurance coverage and risk management expenses are key components of the Company's cost structure. Additionally, the Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At December 31, 2002, the Company maintained $22.9 million of collateral deposits including the above $15.0 million trust fund and had issued $35.0 million of letters of credit in support of these programs. The loss or modification of self-insurance authority from the DOT or a decision by the Company's insurers to modify the Company's program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company's liquidity, financial condition, and results of operations.

Environmental Matters

      The Company may be liable for certain environmental liabilities and clean-up costs at the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 31 active and nine inactive locations have been identified as sites requiring potential clean-up and/or remediation as of December 31, 2002. Additionally, the Company is potentially liable with respect to five active and seven inactive locations which the Environmental Protection Agency ("EPA") has designated as Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA's enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of nominal settlement amounts.

      The Company has recorded a total environmental liability of $6.8 million at December 31, 2002 of which approximately $1.3 million is indemnifiable by the predecessor owner of the Company's domestic bus operations, now known as Viad Corp. The environmental liability relates to sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. The Company expects the majority of this environmental liability to be paid over the next five to ten years. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

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

17. RELATED PARTY TRANSACTIONS

      Following the Merger and through August 31, 2001, the Company had purchased its insurance through Laidlaw subject to a $50,000 deductible for property damage claims and no deductible for all other claims. Effective September 1, 2001, the Company purchased excess coverage for automobile liability, general liability and workers' compensation insurance through Laidlaw for claims which exceed $5.0 million and continued to purchase from Laidlaw coverage for physical damage to Company property and business interruption subject to a $50,000 deductible. For the years ended December 31, 2002, 2001 and 2000, the Company has recorded $5.9 million, $33.3 million and $44.2 million in insurance expense under these programs, respectively, which the Company believes is comparable to the cost under its previous and current third-party insurance programs.

      During the years ended December 31, 2002 and 2001, the Company received a refund of $3.3 million and $4.7 million, respectively, from Laidlaw for the Company's share of federal income taxes, based upon the Company's separate taxable loss, utilized by Laidlaw on its U.S. consolidated tax return. During the year ended December 31, 2000, the Company made cash payments of $5.8 million to Laidlaw for the Company's share of federal income taxes, based upon the Company's separate taxable income, included by Laidlaw on its U.S. consolidated tax return for the tax year ended August 31, 1999.

      During 2000, the Company issued $33.3 million of subordinated debt to Laidlaw in satisfaction of accounts payable due from the Company to Laidlaw. Additionally, during the years ended December 31, 2002 and 2001 the Company accrued interest on this note of $0.9 million and $1.4 million, respectively. At December 31, 2002 and 2001, $35.9 million and $35.0 million, respectively was outstanding on this note including accrued interest.

      Laidlaw provides certain management services to the Company including risk management, income tax and treasury services. During the years ended December 31, 2002, 2001 and 2000, Laidlaw charged the Company $1.6 million, $3.8 million and $2.3 million for these services, respectively.

      Laidlaw has provided credit support in the form of corporate guarantees and letters of credit for certain of the Company's operating leases. As of December 31, 2002, Laidlaw has guaranteed $107.8 million of future minimum lease payments on buses under lease by the Company, and has provided $22.0 million in letters of credit.

      The Company's SERP has been funded, through a rabbi trust, with a $3.0 million letter of credit issued by Laidlaw.

      Management of the Company is responsible for managing Greyhound Canada Transportation Corp. and affiliated companies ("GCTC"), an affiliated company owned by Laidlaw. GCTC's primary business consists of scheduled passenger service, package express service and travel services in Canada. Management services provided to GCTC include oversight of the accounting and finance, strategic planning, real estate, telephone information center, information technology, travel services, marketing and pricing, internal audit and maintenance functions. During the years ended December 31, 2002 and 2001, the Company charged GCTC $1.4 million and $0.5 million, respectively for these services. Additionally, during 2002, the Company sold buses to GCTC, which resulted in a recorded gain of $0.3 million on gross proceeds from the sale of approximately $5.7 million.

      The Company makes available to Hotard Coaches, Inc. ("Hotard"), an affiliated company engaged in the travel services business in the U.S., a revolving credit line subject to a maximum availability of $4.0 million. Borrowings are available at a rate equal to the prime rate plus 2.5%, and mature the earlier of October 23, 2004 or upon 30 days notice by the Company. The revolving credit line is secured by liens on substantially all of the assets of Hotard. At December 31, 2002 and 2001, outstanding borrowings were $3.4 million and $0.7 million, respectively. During the year ended December 31, 2002 and 2001, the Company received $0.2 million and $0.1 million, respectively of interest income pursuant to this revolving credit line.

      The Company provides 20 buses, subject to intermediate term operating leases, and insurance coverage to Hotard. Additionally, the Company purchases charter services from Hotard, principally for transport of cruise ship passengers in connection with our travel services business. During the year ended December 31, 2002, the Company received lease and insurance income of $0.4 million and purchased $0.3 million of charter services from Hotard.

      The Company provides 28 buses, subject to intermediate term operating leases, to Roesch Lines, a division of Laidlaw Transit Services, Inc., an affiliated company owned by Laidlaw. Roesch Lines is primarily engaged in providing charter services in the U.S. Additionally, the Company will purchase charter services from Roesch Lines, principally for transport of cruise ship passengers in connection with our travel services business. During the years ended December 31, 2002 and 2001, the Company received lease income of $0.3 million and $0.1 million, respectively, and purchased $0.9 million and $2.2 million, respectively, of charter services from Roesch Lines.

      Included in accounts receivable on the Company's Consolidated Statements of Financial Position at December 31, 2002 and 2001 are amounts due from Laidlaw, GCTC, Hotard and Roesch of $3.9 million and $2.8 million, respectively. Included in accounts payable on the Company's Consolidated Statements of Financial Position at December 31, 2002 are amounts payable to Laidlaw, Hotard and Roesch of $4.1 million.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected unaudited quarterly financial data for the years ended December 31, 2002 and 2001 are as follows (in thousands):

                                                           FIRST              SECOND             THIRD              FOURTH
               YEAR ENDED DECEMBER 31, 2002               QUARTER            QUARTER            QUARTER            QUARTER
               ----------------------------              ----------         ----------         ----------         ----------
      Operating revenues ........................        $  222,334         $  249,964         $  280,770         $  238,846
      Operating expenses ........................           231,324            249,154            263,633            243,422
                                                         ----------         ----------         ----------         ----------
      Operating income (loss) ...................            (8,990)               810             17,137             (4,576)
      Interest expense ..........................             6,809              6,702              6,122              5,776
      Income tax provision (benefit) ............            (9,480)               804             66,155             (4,858)
      Minority interest .........................            (1,094)              (465)              (271)              (270)
      Cumulative effect of a change in accounting
         for goodwill ...........................           (37,564)                --             (2,483)                --
                                                         ----------         ----------         ----------         ----------
      Net income (loss) .........................        $  (42,789)        $   (6,231)        $  (57,352)        $   (5,224)
                                                         ==========         ==========         ==========         ==========

                                                           FIRST              SECOND             THIRD              FOURTH
               YEAR ENDED DECEMBER 31, 2001               QUARTER            QUARTER            QUARTER            QUARTER
               ----------------------------              ----------         ----------         ----------         ----------
      Operating revenues ........................        $  228,697         $  264,938         $  289,930         $  238,855
      Operating expenses ........................           240,709            250,060            260,027            241,712
                                                         ----------         ----------         ----------         ----------
      Operating income (loss) ...................           (12,012)            14,878             29,903             (2,857)
      Interest expense ..........................             7,312              7,651              7,011              6,989
      Income tax provision (benefit) ............            (8,440)             3,087             10,136             (5,875)
      Minority interest .........................              (128)               154                553               (524)
                                                         ----------         ----------         ----------         ----------
      Net income (loss) .........................        $  (10,756)        $    3,986         $   12,203         $   (3,447)
                                                         ==========         ==========         ==========         ==========

                                   SCHEDULE II
                   GREYHOUND LINES, INC. AND SUBSIDIARIES (a)
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           ADDITIONS       ADDITIONS
                                             BALANCE AT    CHARGED TO      CHARGED TO                     BALANCE
                                             BEGINNING      COSTS AND         OTHER                        AT END
           CLASSIFICATION                     OF YEAR       EXPENSES        ACCOUNTS      DEDUCTIONS      OF YEAR
           --------------                    ----------    ----------      ----------     ----------      ---------
December 31, 2000:
    Allowance for Doubtful Accounts......    $     402      $     535      $     202      $    (741) (b)  $     398
    Inventory Reserves...................          226             --             --           (197) (e)         29
    Accumulated Amortization of
       Intangible Assets.................       31,825          5,769             --            (23) (c)     37,571
    Claims Liability.....................        7,313            105          1,763           (887) (d)      8,294
                                             ---------      ---------      ---------      ---------       ---------
         Total Reserves and Allowances...    $  39,766      $   6,409      $   1,965      $  (1,848)      $  46,292
                                             =========      =========      =========      =========       =========

December 31, 2001:
    Allowance for Doubtful Accounts......    $     398      $   1,064      $     316      $    (863) (b)  $     915
    Inventory Reserves...................           29            158             --            (10) (e)        177
    Accumulated Amortization of
       Intangible Assets.................       37,571          7,052             --        (10,136) (c)     34,487
    Claims Liability.....................        8,294         14,327             --         (1,071) (d)     21,550
                                             ---------      ---------      ---------      ---------       ---------
         Total Reserves and Allowances...    $  46,292      $  22,601      $     316      $ (12,080)      $  57,129
                                             =========      =========      =========      =========       =========

December 31, 2002:
    Allowance for Doubtful Accounts......    $     915      $     773      $     253      $  (1,128) (b)  $     813
    Inventory Reserves...................          177             80             41            (27) (e)        271
    Accumulated Amortization of
       Intangible Assets.................       34,487          6,807             --         (3,311) (c)     37,983
    Claims Liability.....................       21,550         55,130             --        (14,222) (d)     62,458
                                             ---------      ---------      ---------      ----------      ---------
         Total Reserves and Allowances...    $  57,129      $  62,790      $     294      $ (18,688)      $ 101,525
                                             =========      =========      =========      ==========      =========

--------
(a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information included in the Laidlaw Inc. Form 6-K dated March 25, 2003 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information included in the Laidlaw Inc. Form 6-K dated March 25, 2003 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information included in the Laidlaw Inc. Form 6-K dated March 25, 2003 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information included in the Laidlaw Inc. Form 6-K dated March 25, 2003 is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

      We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

      Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of Greyhound Lines, Inc. and subsidiaries have concluded that Greyhound Lines Inc. and subsidiaries disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Greyhound Lines, Inc. and subsidiaries in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      There were no significant changes in Greyhound Lines, Inc. and subsidiaries internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                                                                     PAGE NO.
                                                                     --------
     Report of Independent Accountants...............................   31
     Consolidated Statements of Financial Position at December 31,
       2002 and 2001.................................................   32
     Consolidated Statements of Operations for the Years ended
       December 31, 2002, 2001 and 2000..............................   33
     Consolidated Statements of Stockholder's Equity (Deficit) for
       the Years Ended December 31, 2002, 2001 and 2000..............   34
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2002, 2001 and 2000..............................   35
     Notes to Consolidated Financial Statements......................   36
     Schedule II - Valuation and Qualifying Accounts.................   56

3. EXHIBITS

        3.1       --Restated Certificate of Incorporation of Greyhound Lines,
                    Inc. (7)

        3.2       --Bylaws of Greyhound Lines, Inc. (7)

        4.1       --Indenture governing the 8 1/2% Convertible Subordinated
                    Debentures due March 31, 2007, including the form of 8 1/2%
                    Convertible Subordinated Debentures due March 31, 2007. (1)

        4.2       --First Supplemental Indenture to the 8 1/2% Convertible
                    Subordinated Debentures Indenture between the Registrant and
                    Shawmut Bank Connecticut, N.A., as Trustee. (2)

        4.3       --Second Supplemental Indenture to the 8 1/2% Convertible
                    Subordinated Debentures Indenture between the Registrant and
                    State Street Bank and Trust Company, as trustee. (7)

        4.4       --Indenture, dated April 16, 1997, by and among the Company, the Guarantors and PNC Bank, N.A., as Trustee. (3)

        4.5       --First Supplemental Indenture dated as of July 9, 1997
                    between the Registrant and PNC Bank, N.A. as Trustee. (16)

        4.6       --Second Supplemental Indenture dated as of August 25, 1997 between the Registrant and PNC Bank, N.A. as Trustee. (16)

        4.7       --Third Supplemental Indenture dated as of February 1, 1999, between the Registrant and Chase Manhattan Trust Company as
                    Trustee. (8)

        4.8       --Fourth Supplemental Indenture dated as of May 14, 1999,
                    between the Registrant and Chase Manhattan Trust Company as
                    Trustee. (8)

        4.9       --Form of 11 1/2% Series A Senior Notes due 2007. (3)

        4.10      --Form of 11 1/2% Series B Senior Notes due 2007. (5)

        4.11      --Form of Guarantee of 11 1/2% Series A and B Senior Notes.
                    (5)

        4.12      --Indenture dated April 16, 1997, by and between the Company and U.S. Trust of Texas, N.A., as Trustee. (4)

        10.1      --Greyhound Lines, Inc. Supplemental Executive Retirement
                    Plan. (12)

        10.2      --First Amendment to Supplemental Executive Retirement Plan.
                    (12)

        10.3      --Second Amendment to Supplemental Executive Retirement
                    Plan. (7)

        10.4      --Supplemental Executive Retirement Plan Trust Agreement (7)

        10.5      --Second Amended Employment Agreement dated March 16, 1999, between Registrant and Craig R. Lentzsch. (7)

        10.6      --Second Amended Employment Agreement dated March 16, 1999, between Registrant and John Werner Haugsland. (7)

        10.7      --First Amendment to the Second Amended Executive Employment
                    Agreement dated December 1999 between Registrant and John
                    Warner Haugsland. (9)

        10.8      --Affiliated Companies Demand Loan Agreement dated March 16,
                    1999, between the Registrant and Laidlaw Transportation Inc.
                    (9)

        10.9      --Tax Allocation Agreement dated June 1, 1982, between the
                    Registrant and Laidlaw Transportation Inc. (9)

        10.10     --Loss Portfolio Transfer Agreement dated December 31, 1999, between the Registrant and Laidlaw Transportation Inc. (9)

        10.11     --Memorandum of Agreement, dated September 30, 1998, between the Registrant and the Amalgamated Transit Union National
                    Local 1700. (6)

        10.12     --1998 Stock Option Plan for ATU Represented Drivers and
                    Mechanics, dated July 22, 1998. (6)

        10.13     --Greyhound Lines, Inc. Change in Control Severance Pay
                    Program. (6)

        10.14     --Form of Change in Control Agreement between the Company
                    and certain officers of the Company. (6)

        10.15     --Loan and Security Agreement among Greyhound Lines, Inc., as Borrower, the Financial Institutions named as Lenders, and Foothill Capital Corporation as Agent dated October 24,
                    2000. (10)

        10.16     --Intercompany Agreement dated as of October 24, 2000,
                    between Registrant and Laidlaw Transportation, Inc. (11)

        10.17     --Termination Agreement dated as of October 24, 2000,
                    between Registrant and Laidlaw Transportation, Inc. (11)

        10.18     --Amendment Number One to Loan and Security Agreement among
                    Greyhound Lines, Inc., as Borrower, the Financial
                    Institutions named as Lenders, and Foothill Capital
                    Corporation as Agent dated November 14, 2001 (13)

        10.19     --Amendment Number Two to Loan and Security Agreement among
                    Greyhound Lines, Inc., as Borrower, the Financial
                    Institutions named as Lenders, and Foothill Capital
                    Corporation as Agent dated July 24, 2002 (14)

        10.20     --Amendment Number Three to Loan and Security Agreement
                    among Greyhound Lines, Inc., as Borrower, the Financial
                    Institutions named as Lenders, and Foothill Capital
                    Corporation as Agent dated July 26, 2002 (15)

        10.21     --Amendment Number Four to Loan and Security Agreement among
                    Greyhound Lines, Inc., as Borrower, the Financial
                    Institutions named as Lenders, and Foothill Capital
                    Corporation as Agent dated November 11, 2002 (15)

        21        --Subsidiaries of the Registrant. (16)

        99.1      --Certification Pursuant to 18 U.S.C. Section 1350, As
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002 (16)

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

(6) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(7) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(8) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on October 27, 2000.

(11) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(12) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(13) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on January 17, 2002.

(14) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(15) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)  Filed herewith.

(b)   REPORTS ON FORM 8-K

      On December 19, 2002, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting Other Events. No financial statements were included.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas and the State of Texas, on March 28, 2003.

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

                 Signature                                 Title                           Date
                 ---------                                 -----                           ----
         /s/  KEVIN E. BENSON                Director                                 March 28, 2003
---------------------------------------
            Kevin E. Benson

         /s/  DOUGLAS A. CARTY               Director                                 March 28, 2003
---------------------------------------
           Douglas A. Carty

        /s/  CRAIG R. LENTZSCH               Director, President and Chief            March 28, 2003
---------------------------------------      Executive Officer
           Craig R. Lentzsch                   (Principal Executive Officer)

        /s/  JEFFREY W. SANDERS              Senior Vice President and                March 28, 2003
---------------------------------------      Chief Financial Officer
          Jeffrey W. Sanders                   (Principal Financial Officer)

         /s/  CHERYL W. FARMER               Vice President and Controller            March 28, 2003
---------------------------------------       (Principal Accounting Officer)
           Cheryl W. Farmer

CO-REGISTRANTS

ATLANTIC GREYHOUND LINES OF VIRGINIA, INC.

By:

       /s/  CRAIG R. LENTZSCH               Director, Chairman of the Board,         March 28, 2003
--------------------------------------      President and Chief Executive Officer
          Craig R. Lentzsch                 (Principal Executive Officer)

       /s/  JACK W. HAUGSLAND               Director                                 March 28, 2003
--------------------------------------
          Jack W. Haugsland

       /s/  JEFFREY W. SANDERS              Senior Vice President and                March 28, 2003
--------------------------------------      Chief Financial Officer
         Jeffrey W. Sanders                 (Principal Financial and Accounting
                                            Officer)

GLI HOLDING COMPANY

By:

           /s/  CRAIG R. LENTZSCH               Director, President and                  March 28, 2003
------------------------------------------      Chief Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)

           /s/  JACK W. HAUGSLAND               Director                                 March 28, 2003
------------------------------------------
              Jack W. Haugsland

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 28, 2003
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                 (Principal Financial and Accounting
                                                Officer)

GREYHOUND de MEXICO, S.A. de C.V.

By:

           /s/  CRAIG R. LENTZSCH               Director and President                   March 28, 2003
------------------------------------------      (Principal Executive Officer)
              Craig R. Lentzsch

           /s/  JACK W. HAUGSLAND               Director                                 March 28, 2003
------------------------------------------
              Jack W. Haugsland

           /s/  JEFFREY W. SANDERS              Director                                 March 28, 2003
------------------------------------------
             Jeffrey W. Sanders

            /s/  CHERYL W. FARMER               Examiner                                 March 28, 2003
------------------------------------------      (Principal Financial and Accounting
                 Cheryl W. Farmer               Officer)

SISTEMA INTERNACIONAL de TRANSPORTE de AUTOBUSES, INC.

By:

           /s/  JEFFREY W. SANDERS              Director, President, and                 March 28, 2003
------------------------------------------
             Jeffrey W. Sanders                 Chief Executive Officer
                                                (Principal Executive Officer)

             /s/  ALFONSO PENEDO                Director                                 March 28, 2003
------------------------------------------
               Alfonso Penedo

            /s/  CHERYL W. FARMER               Senior Vice President and                March 28, 2003
------------------------------------------      Chief Financial Officer
              Cheryl W. Farmer                  (Principal Financial and Accounting
                                                Officer)

TEXAS, NEW MEXICO & OKLAHOMA COACHES, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director and Chief                       March 28, 2003
------------------------------------------      Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)

           /s/  JACK W. HAUGSLAND               Director                                 March 28, 2003
------------------------------------------
              Jack W. Haugsland

           /s/  GREGORY ALEXANDER               Director                                 March 28, 2003
------------------------------------------
              Gregory Alexander

          /s/  ROBERT D. GREENHILL              Director                                 March 28, 2003
------------------------------------------
             Robert D. Greenhill

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 28, 2003
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                 (Principal Financial and Accounting
                                                Officer)

T.N.M. & O. TOURS, INC.

By:

           /s/  CRAIG R. LENTZSCH               Director and Chief                       March 28, 2003
------------------------------------------      Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)

           /s/  JACK W. HAUGSLAND               Director                                 March 28, 2003
------------------------------------------
              Jack W. Haugsland

           /s/  GREGORY ALEXANDER               Director                                 March 28, 2003
------------------------------------------
              Gregory Alexander

          /s/  ROBERT D. GREENHILL              Director                                 March 28, 2003
------------------------------------------
             Robert D. Greenhill

          /s/  RICHARD M. PORTWOOD              Director                                 March 28, 2003
------------------------------------------
             Richard M. Portwood

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 28, 2003
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                 (Principal Financial and Accounting
                                                Officer)

VERMONT TRANSIT CO., INC.

By:

           /s/  CRAIG R. LENTZSCH               Director, President and                  March 28, 2003
------------------------------------------      Chief Executive Officer
              Craig R. Lentzsch                 (Principal Executive Officer)

           /s/  JACK W. HAUGSLAND               Director                                 March 28, 2003
------------------------------------------
              Jack W. Haugsland

           /s/  GREGORY ALEXANDER               Director                                 March 28, 2003
------------------------------------------
              Gregory Alexander

           /s/  JEFFREY W. SANDERS              Senior Vice President and                March 28, 2003
------------------------------------------      Chief Financial Officer
             Jeffrey W. Sanders                 (Principal Financial and Accounting
                                                Officer)

                                 CERTIFICATIONS

I, Craig R. Lentzsch, certify that:

1. I have reviewed this annual report on Form 10-K of Greyhound Lines, Inc and Subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                               /s/ Craig R. Lentzsch
                                               --------------------------------

                                               Craig R.Lentzsch, President and
                                               Chief Executive Officer

I, Jeffrey W. Sanders, certify that:

1. I have reviewed this annual report on Form 10-K of Greyhound Lines, Inc and Subsidiaries;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                               /s/ Jeffrey W. Sanders
                                              ----------------------------------

                                              Jeffrey W. Sanders, Senior Vice
                                              President and Chief Financial
                                              Officer

                                INDEX TO EXHIBITS

EXHIBIT NO                         DESCRIPTION
----------                         -----------

   4.5 First Supplemental Indenture dated as of July 9, 1997, between the Registrant and PNC Bank, N.A., as Trustee.

   4.6 Second Supplemental Indenture dated as of August 25, 1997, between the Registrant and PNC Bank, N.A., as Trustee.

   21          Subsidiaries of the Registrant

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.