Form 10-Q
period 2003-03-31
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC
filed 2003-05-15
CIK 813040, 813041, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        ----------------    ----------------

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

             YES  [ ]                                            NO  [X]


      As of May 5, 2003, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.

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
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of March 31, 2003, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                    PAGE NO.
                                                                                                    --------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements:

                 Interim Consolidated Statements of Financial Position as of
                    March 31, 2003 (Unaudited) and December 31, 2002................................    5
                 Interim Consolidated Statements of Operations for the
                    Three Months Ended March 31, 2003 and 2002 (Unaudited)..........................    6
                 Condensed Interim Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 2003 and 2002 (Unaudited)..........................    7
                 Notes to Interim Consolidated Financial Statements (Unaudited).....................    8

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....   11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk................................   16

  Item 4. Controls and Procedures...................................................................   16


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..........................................................   17



SIGNATURES..........................................................................................   18

                        PART I.     FINANCIAL INFORMATION

                        ITEM 1.     FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                    MARCH 31,    DECEMBER 31,
                                                                                      2003          2002
                                                                                    ---------    -----------
                                                                                   (UNAUDITED)
Current Assets
    Cash and cash equivalents .................................................     $   5,255      $   5,946
    Accounts receivable, less allowance for doubtful accounts of $984 and $813         46,363         47,255
    Inventories, less allowance for shrinkage of $276 and $271 ................         9,672          9,530
    Prepaid expenses ..........................................................         9,358          8,456
    Other current assets ......................................................         3,916          3,364
                                                                                    ---------      ---------
         Total Current Assets .................................................        74,564         74,551
Property, plant and equipment, net of accumulated depreciation of
    $255,223 and $244,485 .....................................................       395,548        407,816
Investments in unconsolidated affiliates ......................................        18,019         17,679
Insurance and security deposits ...............................................        30,328         30,357
Goodwill ......................................................................         3,040          3,040
Intangible assets, net of accumulated amortization of $39,600 and $37,983  ....        29,248         27,880
                                                                                    ---------      ---------
         Total Assets .........................................................     $ 550,747      $ 561,323
                                                                                    =========      =========
Current Liabilities
    Accounts payable ..........................................................     $  31,916      $  26,422
    Accrued liabilities .......................................................        60,876         62,758
    Rents payable .............................................................        11,632         19,423
    Unredeemed tickets ........................................................         8,444         13,119
    Current portion of claims liability .......................................        21,892         19,578
    Current maturities of long-term debt ......................................         3,533          4,364
                                                                                    ---------      ---------
         Total Current Liabilities ............................................       138,293        145,664
Pension obligation ............................................................       244,330        242,103
Claims liability ..............................................................        48,067         42,880
Long-term debt, net ...........................................................       228,829        211,839
Minority interests ............................................................         2,993          3,300
Other liabilities .............................................................        29,407         29,049
                                                                                    ---------      ---------
         Total Liabilities ....................................................       691,919        674,835
                                                                                    ---------      ---------


Stockholder's Deficit
    Common stock (1,000 shares authorized; par value $.01; 587 shares issued)              --             --
    Capital in excess of par value ............................................       320,391        320,391
    Retained deficit ..........................................................      (218,654)      (190,599)
    Accumulated other comprehensive loss, net of tax benefit of $28,791 .......      (242,909)      (243,304)
                                                                                    ---------      ---------
         Total Stockholder's Deficit ..........................................      (141,172)      (113,512)
                                                                                    ---------      ---------
       Total Liabilities and Stockholder's Deficit ............................     $ 550,747      $ 561,323
                                                                                    =========      =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   2003           2002
                                                                ---------      ---------
                                                                       (UNAUDITED)
OPERATING REVENUES
      Passenger services ..................................     $ 182,290      $ 188,197
      Package express .....................................         9,319          9,468
      Food services .......................................         9,570          9,818
      Other operating revenues ............................        16,552         14,851
                                                                ---------      ---------
          Total Operating Revenues ........................       217,731        222,334
                                                                ---------      ---------
OPERATING EXPENSES
      Maintenance .........................................        25,221         24,550
      Transportation ......................................        61,266         55,863
      Agents' commissions and station costs ...............        43,007         43,308
      Marketing, advertising and traffic ..................         6,000          4,881
      Insurance and safety ................................        17,563         16,160
      General and administrative ..........................        31,587         32,694
      Depreciation and amortization .......................        12,783         12,376
      Operating taxes and licenses ........................        14,633         14,719
      Operating rents .....................................        21,102         19,615
      Cost of goods sold - food services ..................         6,329          6,547
      Other operating expenses ............................           671            611
                                                                ---------      ---------
          Total Operating Expenses ........................       240,162        231,324
                                                                ---------      ---------
Operating Loss ............................................       (22,431)        (8,990)
Interest Expense ..........................................         5,895          6,809
                                                                ---------      ---------

Loss Before Income Taxes, Minority Interests and Cumulative
       Effect of Accounting Change ........................       (28,326)       (15,799)
Income Tax Provision (Benefit) ............................            35         (9,480)
Minority Interests ........................................          (306)        (1,094)
                                                                ---------      ---------
Loss Before Cumulative Effect of Accounting Change ........       (28,055)        (5,225)
Cumulative Effect of a Change in Accounting for Goodwill ..            --         37,564
                                                                ---------      ---------
Net Loss ..................................................     $ (28,055)     $ (42,789)
                                                                =========      =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      2003          2002
                                                                    --------      --------
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss ................................................     $(28,055)     $(42,789)
      Cumulative effect of accounting change ..................           --        37,564
      Non-cash expenses and gains included in net loss ........       15,351         4,566
      Net change in certain operating assets and liabilities ..       (5,736)       11,363
                                                                    --------      --------
          Net Cash (Used for) Provided by Operating Activities       (18,440)       10,704
                                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures ....................................       (3,031)       (8,088)
      Proceeds from assets sold ...............................        4,340           285
      Other investing activities ..............................           --           161
                                                                    --------      --------
          Net Cash Provided by (Used for) Investing Activities         1,309        (7,642)
                                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on debt and capital lease obligations ..........       (1,003)       (3,095)
      Net change in revolving credit facility .................       17,635        (9,128)
      Other financing activities ..............................         (192)          (17)
                                                                    --------      --------
          Net Cash Provided by (Used for) Financing Activities        16,440       (12,240)
                                                                    --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS .....................         (691)       (9,178)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................        5,946        20,913
                                                                    --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................     $  5,255      $ 11,735
                                                                    ========      ========


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries ("Greyhound" or the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2003, the results of its operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended March 31, 2003 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 2002. Certain reclassifications have been made to the prior period statements to conform them to the current period presentation.

On March 16, 1999, the Company's stockholders approved the Agreement and Plan of Merger with Laidlaw Inc. ("Laidlaw") pursuant to which the Company became a wholly-owned subsidiary of Laidlaw (the "Merger"). The consolidated financial statements of the Company do not reflect any purchase accounting adjustments relating to the Merger.

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

In December 2002, Laidlaw agreed to the principal economic terms of a settlement of claims asserted in the bankruptcy proceedings by the Pension Benefit Guaranty Corporation ("PBGC") relating to the current pension obligations of Greyhound. See Note 5 for further information.

2. OTHER COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities and changes in minimum pension liabilities as other comprehensive income. For the three months ended March 31, 2003 and 2002, comprehensive loss was $27.7 million and $42.6 million, respectively.

3. REVOLVING CREDIT FACILITY

As of March 31, 2003, the Company had outstanding borrowings under its previous revolving credit facility of $25.4 million, issued letters of credit of $46.3 million and availability of $53.3 million. Under the terms of the Company's previous revolving credit facility the Company was required to meet certain financial covenants, including a minimum cash flow to interest expense ratio, a maximum debt to cash flow ratio and a minimum level of net worth. Because management was unable to determine with reasonable assurance whether the Company would remain in compliance with these covenants in the future, the Company initiated discussions with the agent bank in an effort to obtain modifications to the agreement. On May 14, 2003, the Company entered into an amended and restated revolving credit facility ("Revolving Credit Facility") superceding the previous revolving credit facility. Changes to the agreement include, among other things, a lower advance rate on buses, the addition of all remaining unpledged buses to the collateral base, a modified advance rate on real estate collateral, increased rates of interest on borrowings and letter of credit fees, an increase in the letter of credit sub-facility, a lower minimum cash flow to interest expense ratio and a higher maximum debt to cash flow ratio for the balance of 2003, elimination of the minimum net worth covenant, the addition of a minimum cash flow covenant and a waiver of any defaults arising under the previous revolving credit facility with respect to the financial covenants for the period ended March 31, 2003.

Letters of credit or borrowings are available under the Revolving Credit Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, subject to a maximum of $125 million, with a $70 million letter of credit sub-facility. Borrowings under the Revolving Credit Facility are available to the Company at a rate equal to Wells Fargo Bank's prime rate plus 1.5% per annum or LIBOR plus 3.5% per annum as selected by the Company. Letter of credit fees are 3.5% per annum. Borrowings under the Revolving Credit Facility mature on October 24, 2004. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company and the stock and assets of certain of its subsidiaries. The Revolving Credit Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to cash flow ratio; minimum cash flow to interest ratio; minimum cash flow; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interests, payment of dividends and transactions with affiliates, including Laidlaw. As of March 31, 2003, the Company was in compliance with all such covenants.

The financial covenants established for 2003 remain tight as they were set at levels slightly below (in the case of the minimum cash flow to interest expense ratio and minimum cash flow) or slightly above (in the case of the maximum debt to cash flow ratio) the levels indicated in the Company's current financial forecast. The Revolving Credit Facility further provides that the Company will deliver to the agent bank its financial forecast for 2004 by no later than September 2003, and the Company and the agent bank will negotiate in good faith to determine new financial covenants for 2004. Although the Company has been successful in obtaining necessary amendments to the Revolving Credit Facility in the past, there can be no assurances that the Company will obtain additional modifications in the future if needed, or that the cost of any future modifications or other changes in the terms of the Revolving Credit Facility would not have a material effect on the Company.

4. LEASE COMMITMENTS

The Company generally uses lease financing as the principal source of bus financing in order to achieve the lowest net cost of bus financing. These leases typically have terms of seven years and contain set residual values and residual value guarantees. Most of the leases are designed to qualify as operating leases for accounting purposes and, as such, only the monthly lease payment is recorded in the consolidated statements of operations and the liability and value of the underlying buses are not recorded on the consolidated statements of financial position.

In January 2003, the Company entered into a seven year operating lease covering 10 buses. The lease has an aggregate residual value at lease expiration of $1.4 million of which the Company has guaranteed $0.8 million. As required under Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", the Company recorded a liability, in an insignificant amount, for the estimated fair value of the residual value guarantee imbedded in this lease.

5. MATERIAL CONTINGENCIES

PBGC AGREEMENT AND POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

Laidlaw Inc., collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the "Laidlaw Group"), and the PBGC, have agreed to the principal economic terms relating to claims asserted by the PBGC against Laidlaw regarding the funding levels of the Company's pension plans (the "PBGC Agreement"). Under the PBGC Agreement, upon Laidlaw's emergence from bankruptcy (presently estimated to occur by early June 2003), the Laidlaw Group will contribute $50 million in cash to the pension plans and issue common stock of Laidlaw equal in value to $50 million to a trust formed for the benefit of the pension plans (the "Pension Plan Trust"). The trustee of the Pension Plan Trust will sell the stock as soon as practicable, but in no event later than the end of 2004. All proceeds from the stock sales will be contributed directly to the pension plans. If the proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans at the end of 2004. Further, the Laidlaw Group will contribute an additional $50 million in cash to the pension plans in June 2004. These contributions and transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations.

The most significant of the pension plans (the "ATU Plan") represents 90% of the total obligations of the pension plans. Based upon current regulations and plan asset values at April 30, 2003, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made along the timeframe outlined above, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may prescribe changes in actuarial mortality tables and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significant additional minimum funding contributions in the future.

INSURANCE COVERAGE

The predecessor agency to the Surface Transportation Board granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the Department of Transportation ("DOT"). To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company's tangible net worth was below the minimum required by the DOT to maintain self-insurance authority. The Company is in discussions with the DOT in an attempt to obtain a waiver of the net worth requirement or some other suitable modification so as to allow the Company to continue to maintain its self-insurance authority. The loss or modification of self-insurance authority from the DOT could have a material adverse effect on the Company's liquidity, financial condition, and results of operations.

6. RELATED PARTY TRANSACTIONS

Included in accounts receivable on the Company's Interim Consolidated Statements of Financial Position at March 31, 2003 and December 31, 2002, are amounts due from Laidlaw or one of Laidlaw's subsidiaries of $4.2 million and $3.9 million, respectively. Included in accounts payable at March 31, 2003 and December 31, 2002, are amounts due to Laidlaw or one of Laidlaw's subsidiaries of $6.3 million and $4.1 million, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the quarters ended March 31, 2003 and 2002:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               2003         2002
                                                               ----         ----
OPERATING REVENUES
    Passenger services.......................................  83.7%        84.6%
    Package express..........................................   4.3          4.3
    Food services............................................   4.4          4.4
    Other operating revenues.................................   7.6          6.7
                                                              -----        -----
        Total Operating Revenues............................. 100.0        100.0
                                                              -----        -----

OPERATING EXPENSES
    Maintenance..............................................  11.6         11.0
    Transportation...........................................  28.1         25.1
    Agents' commissions and station costs....................  19.7         19.5
    Marketing, advertising and traffic.......................   2.8          2.2
    Insurance and safety.....................................   8.1          7.3
    General and administrative...............................  14.5         14.7
    Depreciation and amortization............................   5.9          5.6
    Operating taxes and licenses.............................   6.7          6.6
    Operating rents..........................................   9.7          8.8
    Cost of goods sold - food services.......................   2.9          2.9
    Other operating expenses.................................   0.3          0.3
                                                              -----        -----
        Total Operating Expenses............................. 110.3        104.0
                                                              -----        -----
Operating Loss............................................... (10.3)        (4.0)
Interest Expense.............................................   2.7          3.1
Income Tax Provision (Benefit)...............................   0.0         (4.3)
Minority Interests...........................................  (0.1)        (0.5)
Cumulative Effect of Change in Accounting for Goodwill.......   0.0         16.9
                                                              -----        -----
Net Loss..................................................... (12.9)       (19.2)
                                                              =====        =====

The following table sets forth certain operating data for the Company for the quarters ended March 31, 2003 and 2002. Certain statistics have been adjusted and restated from that previously published to provide consistent comparisons.


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,             PERCENTAGE
                                                                       2003           2002           CHANGE
                                                                    ----------    -----------      ----------
Regular Service Miles (000's).....................................      72,419         78,130        (7.3%)
Total Bus Miles (000's)...........................................      74,884         80,412        (6.9%)
Passenger Miles (000's)...........................................   1,797,633      2,001,096       (10.2%)
Passengers Carried (000's)........................................       4,967          5,457        (9.0%)
Average Trip Length (passenger miles/passengers carried)..........         362            367        (1.4%)
Load (avg. number of passengers per regular service mile).........        24.8           25.6        (3.1%)
Load Factor (% of available seats filled).........................        49.1%          50.8%       (3.4%)
Yield (regular route revenue/passenger miles).....................  $   0.1014     $   0.0940         7.9%
Average Ticket Price..............................................  $    36.70     $    34.49         6.4%
Total Revenue Per Total Bus Mile..................................  $    2.908     $    2.765         5.2%
Operating Loss Per Total Bus Mile.................................  $   (0.300)    $   (0.112)      158.9%
Cost Per Total Bus Mile:
      Maintenance.................................................  $     0.337    $    0.305        10.5%
      Transportation..............................................  $     0.818    $    0.695        17.7%


THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE SAME PERIOD IN 2002

Operating Revenues. Total operating revenues decreased $4.6 million, down 2.1%, for the three months ended March 31, 2003, compared to the same period in 2002.

Passenger services revenues decreased $5.9 million, or 3.1%, for the three months ended March 31, 2003, compared to the same period in 2002. The decrease is principally due to the following: reduced revenue in the Hispanic passenger markets due to the shut-down of operations at one of the Company's subsidiaries during the third quarter of 2002; severe winter weather in February 2003 that resulted in the temporary suspension of service and lost sales in the Northeast U.S.; the placement of Easter (which occurs in the second quarter of 2003 but occurred in the first quarter of 2002); and the increase in the terror alert level as a result of the war in Iraq. The 10.2% reduction in passenger miles caused by the above factors was significantly offset by a 7.9% increase in yield due to price increases and a shorter average trip length.

Package express revenues decreased $0.1 million, or 1.6%, for the three months ended March 31, 2003, compared to the same period in 2002 principally due to a 1.0% decline in shipping days during 2003. Sales per shipping day were down slightly during the quarter as reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) were almost completely offset by increases in Daily Direct, a guaranteed same day or early next morning service, as well as Authorized Shipping Outlet sales for United Parcel Service.

Food services revenues decreased $0.2 million, or 2.5%, for the three months ended March 31, 2003, compared to the same period in 2002 primarily due to the decrease in passenger traffic.

Other operating revenues increased $1.7 million, or 11.5%, for the three months ended March 31, 2003, compared to the same period in 2002. The increase is principally due to increased charter services and increases in "meet and greet" services provided to cruise lines.

Operating Expenses. Total operating expenses increased $8.8 million, or 3.8%, for the three months ended March 31, 2003, compared to the same period in 2002.

Maintenance costs increased $0.7 million, or 2.7%, for the three months ended March 31, 2003, compared to the same period in 2002. On a per-mile basis, maintenance cost increased by 10.5% principally due to a higher average fleet age, wage increases for mechanics and increased repairs and maintenance expenses for garage properties.

Transportation expenses which consist primarily of fuel costs and driver wages, increased $5.4 million, or 9.7%, for the three months ended March 31, 2003, compared to the same period in 2002. During the first quarter of 2003 the average cost per gallon of fuel was $0.99 per gallon, compared to $0.64 per gallon during the same period in 2002, resulting in increased costs of $4.4 million. Additionally, driver hiring and training costs were $1.8 million higher during the first quarter of 2003 compared to 2002 due to increased hiring of new drivers. The increase in fuel and driver hiring costs was offset somewhat by reduced costs due to fewer miles operated. On a per-mile basis, excluding the effects of fuel price changes and driver hiring costs, transportation expenses increased by 5.8% during the first quarter of 2003, due mainly to contractual driver wage increases and fewer miles operated in the Company's subsidiaries which generally operate at a lower driver wage rate per mile than in the Greyhound Lines unit.

Agents' commissions and station costs decreased $0.3 million, or 0.7%, for the three months ended March 31, 2003, compared to the same period in 2002. The decrease is primarily due to lower commissions from decreased ticket sales, offset somewhat by increased security costs.

Marketing, advertising and traffic expenses increased $1.1 million, or 22.9% for the three months ended March 31, 2003, compared to the same period in 2002. The increase is principally due to significantly curtailed advertising spending in the prior year period due to management's belief that advertising would not stimulate discretionary travel so closely following the events of September 11, 2001.

Insurance and safety costs increased $1.4 million, or 8.7% for the three months ended March 31, 2003, compared to the same period in 2002. The increase is primarily due to an increase in the cost of excess insurance coverage and growth in the average cost per claim due principally to medical cost inflation.

General and administrative expenses decreased $1.1 million, or 3.4%, for the three months ended March 31, 2003, compared to the same period in 2002 due to lower management incentive plan costs ($1.5 million) due to the decline in financial performance and decreased wages and other costs due to lower business volumes, offset by increased pension plan costs of $1.1 million.

Depreciation and amortization increased by $0.4 million, or 3.3%, for the three months ended March 31, 2003, compared to the same period in 2002. The increase is primarily due to inflationary increases in the cost of recent capital expenditures which, due to the long-lived nature of the Company's assets, significantly exceeds the historical cost basis of asset disposals.

Operating taxes and licenses expense decreased slightly for the three months ended March 31, 2003, compared to the same period in 2002. Decreased fuel taxes as a result of a decline in miles operated were largely offset by increased property taxes.

Operating rents increased $1.5 million, or 7.6%, for the three months ended March 31, 2003, compared to the same period in 2002. The increase is mainly due to higher casual bus rentals as a result of the increase in charter revenue and the placement of Christmas (which resulted in more return traffic occurring in January 2003 than occurred in January 2002).

Food services cost of goods sold decreased $0.2 million, or 3.3%, for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to the decrease in food services revenues.

Other operating expenses for the three months ended March 31, 2003, were comparable to the same period in 2002.

Interest expense decreased $0.9 million, or 13.4%, for the three months ended March 31, 2003, compared to the same period in 2002 due to a decrease in average debt outstanding.

During the third quarter of 2002 the Company established a full valuation allowance for its deferred tax assets, as a result no income tax benefit has been recognized for the three months ended March 31, 2003.

Minority interests for the three months ended March 31, 2003, reflects the minority partners share of current year losses in the Company's hispanic joint ventures. The joint ventures had lower losses during the three months ended March 31, 2003 as compared to 2002.

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142") and, as a result, recorded a non-cash charge as a cumulative effect of a change in accounting principle.


LIQUIDITY AND CAPITAL RESOURCES

The Company requires significant cash flows to finance capital expenditures, including bus acquisitions, and to meet its debt service and other continuing obligations. As of March 31, 2003, the Company had $232.4 million of outstanding debt, implicit debt equivalent to $292.1 million for off-balance sheet bus operating leases and $46.3 million of outstanding letters of credit (which principally support recorded claims liabilities). The Company's principal sources of liquidity are expected to be cash flow from operations (which is net of cash charges for interest expense and lease payments under the Company's bus operating leases), proceeds from operating lease or other equipment financing for new bus purchases and borrowings under the Revolving Credit Facility. Generally new term financing (including bus operating lease financing) must be obtained to support the Company's annual capital expenditure needs. Additionally, the Company is currently limited under the terms of its senior note indenture as to how much additional indebtedness may be incurred. If new bus financing cannot be obtained in the future, or is limited pursuant to the senior note indenture, the Company would have to reduce capital expenditures, resulting in an increase in fleet age and costs to operate the fleet.

Net cash used by operating activities for the three months ended March 31, 2003 was $18.4 million, a decrease of $29.1 million from the $10.7 million provided during the same period of 2002. The decrease is due to the increased operating loss during the first quarter of 2003 and reductions in rents payable and unredeemed tickets. The reduction in rents payable is principally due to the timing of uneven rent payments on a large bus lease. The reduction in unredeemed tickets is due to the placement of Easter (which occurred towards the end of March in 2002 but did not occur until late April in 2003). Net cash provided by investing activities for the first quarter of 2003 was $1.3 million compared to $7.6 million used for investing activities during the same period of 2002. During the first quarter of 2003 the Company had lower capital expenditures and increased proceeds due to a sale-leaseback on some of the Company's buses. Net cash provided by financing activities in the first quarter of 2003 was $16.4 million, principally from borrowings under the Revolving Credit Facility, versus $12.2 million used for financing activities, principally repayment of advances under the Revolving Credit Facility, during the same period in 2002.

As of March 31, 2003, the Company had outstanding borrowings under its previous revolving credit facility of $25.4 million, issued letters of credit of $46.3 million and availability of $53.3 million. Under the terms of the Company's previous revolving credit facility the Company was required to meet certain financial covenants, including a minimum cash flow to interest expense ratio, a maximum debt to cash flow ratio and a minimum level of net worth. Because management was unable to determine with reasonable assurance whether the Company would remain in compliance with these covenants in the future, the Company initiated discussions with the agent bank in an effort to obtain modifications to the agreement. On May 14, 2003, the Company entered into an amended and restated revolving credit facility ("Revolving Credit Facility") superceding the previous revolving credit facility. Changes to the agreement include, among other things, a lower advance rate on buses, the addition of all remaining unpledged buses to the collateral base, a modified advance rate on real estate collateral, increased rates of interest on borrowings and letter of credit fees, an increase in the letter of credit sub-facility, a lower minimum cash flow to interest expense ratio and a higher maximum debt to cash flow ratio for the balance of 2003, elimination of the minimum net worth covenant, the addition of a minimum cash flow covenant and a waiver of any defaults arising under the previous revolving credit facility with respect to the financial covenants for the period ended March 31, 2003.

The financial covenants established for 2003 remain tight as they were set at levels slightly below (in the case of the minimum cash flow to interest expense ratio and minimum cash flow) or slightly above (in the case of the maximum debt to cash flow ratio) the levels indicated in the Company's current financial forecast. The Revolving Credit Facility further provides that the Company will deliver to the agent bank its financial forecast for 2004 by no later than September 2003, and the Company and the agent bank will negotiate in good faith to determine new financial covenants for 2004. Although the Company has been successful in obtaining necessary amendments to the Revolving Credit Facility in the past, there can be no assurances that the Company will obtain additional modifications in the future if needed, or that the cost of any future modifications or other changes in the terms of the Revolving Credit Facility would not have a material effect on the Company.


PBGC AGREEMENT AND POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

Laidlaw Inc., collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the "Laidlaw Group"), and the PBGC, have agreed to the principal economic terms relating to claims asserted by the PBGC against Laidlaw regarding the funding levels of the Company's pension plans (the "PBGC Agreement"). Under the PBGC Agreement, upon Laidlaw's emergence from bankruptcy (presently estimated to occur by early June 2003), the Laidlaw Group will contribute $50 million in cash to the pension plans and issue common stock of Laidlaw equal in value to $50 million to a trust formed for the benefit of the pension plans (the "Pension Plan Trust"). The trustee of the Pension Plan Trust will sell the stock as soon as practicable, but in no event later than the end of 2004. All proceeds from the stock sales will be contributed directly to the pension plans. If the proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans at the end of 2004. Further, the Laidlaw Group will contribute an additional $50 million in cash to the pension plans in June 2004. These contributions and transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations.

The most significant of the pension plans (the "ATU Plan") represents 90% of the total obligations of the pension plans. Based upon current regulations and plan asset values at April 30, 2003, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made along the timeframe outlined above, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may prescribe changes in actuarial mortality tables and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significant additional minimum funding contributions in the future.

INSURANCE COVERAGE

The predecessor agency to the Surface Transportation Board granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the Department of Transportation ("DOT"). To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund (currently fully funded) to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company's tangible net worth was below the minimum required by the DOT to maintain self-insurance authority. The Company is in discussions with the DOT in an attempt to obtain a waiver of the net worth requirement or some other suitable modification so as to allow the Company to continue to maintain its self-insurance authority. The loss or modification of self-insurance authority from the DOT could have a material adverse effect on the Company's liquidity, financial condition, and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the disclosures provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk as set forth in the Company's 2002 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of Greyhound Lines, Inc. and subsidiaries have concluded that Greyhound Lines Inc. and subsidiaries disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) are effective to ensure that the information required to be disclosed by Greyhound Lines, Inc. and subsidiaries in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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


Date:  May 15, 2003


                                          GREYHOUND LINES, INC.

                                          By:  /s/ Jeffrey W. Sanders
                                               ---------------------------------
                                              Jeffrey W. Sanders
                                              Senior Vice President and
                                              Chief Financial Officer

                                          ATLANTIC GREYHOUND LINES OF
                                          VIRGINIA, INC.

                                          By:  /s/ Jeffrey W. Sanders
                                               ---------------------------------
                                              Jeffrey W. Sanders
                                              Senior Vice President and
                                              Chief Financial Officer

                                          GLI HOLDING COMPANY

                                          By:  /s/ Jeffrey W. Sanders
                                               ---------------------------------
                                              Jeffrey W. Sanders
                                              Senior Vice President and
                                              Chief Financial Officer

                                          GREYHOUND de MEXICO, S.A. de C.V.

                                          By:  /s/ Cheryl W. Farmer
                                               ---------------------------------
                                              Cheryl W. Farmer
                                              Examiner


                                          SISTEMA INTERNACIONAL de
                                          TRANSPORTE de AUTOBUSES, INC.

                                          By:  /s/ Cheryl W. Farmer
                                               ---------------------------------
                                              Cheryl W. Farmer
                                              Senior Vice President and
                                              Chief Financial Officer


                                          TEXAS, NEW MEXICO & OKLAHOMA
                                          COACHES, INC.

                                          By:  /s/ Jeffrey W. Sanders
                                               ---------------------------------
                                              Jeffrey W. Sanders
                                              Senior Vice President and
                                              Chief Financial Officer


                                          T.N.M. & O. TOURS, INC.

                                          By:  /s/ Jeffrey W. Sanders
                                               ---------------------------------
                                              Jeffrey W. Sanders
                                              Senior Vice President and
                                              Chief Financial Officer


                                          VERMONT TRANSIT CO., INC.

                                          By:  /s/ Jeffrey W. Sanders
                                               ---------------------------------
                                              Jeffrey W. Sanders
                                              Senior Vice President and
                                              Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003


                                         /s/ Craig R. Lentzsch
                                         -------------------------------
                                         Craig R.Lentzsch, President and Chief
                                         Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003


                                       /s/ Jeffrey W. Sanders
                                       --------------------------------
                                       Jeffrey W. Sanders, Senior Vice President
                                       and Chief Financial Officer

                               Index to Exhibits

99.1    Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.