Form 10-Q
period 2003-06-30
GREYHOUND LINES INC; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC; GLI HOLDING CO
filed 2003-08-14
CIK 813040, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402, 813041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from______ to

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

             YES  [ ]                                            NO  [X]

     As of August 8, 2003, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.

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
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of June 30, 2003, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                             PAGE NO.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements:
                    Interim Consolidated Statements of Financial Position as of
                       June 30, 2003 (Unaudited) and December 31, 2002.....................................      5
                    Interim Consolidated Statements of Operations for the Three and
                       Six months Ended June 30, 2003 and 2002 (Unaudited).................................      6
                    Condensed Interim Consolidated Statements of Cash Flows for the
                       Six months Ended June 30, 2003 and 2002 (Unaudited).................................      7
                    Notes to Interim Consolidated Financial Statements (Unaudited).........................      8

  Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations ...     12

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk...............................     18

  Item 4.         Controls and Procedures..................................................................     18

PART II. OTHER INFORMATION

  Item 4.         Submission of Matters to a Vote of Security Holders......................................     19

  Item 6.         Exhibits and Reports on Form 8-K.........................................................     19

SIGNATURES       ..........................................................................................     20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           JUNE 30,      DECEMBER 31,
                                                                                             2003           2002
                                                                                           ---------      ---------
                                                                                          (UNAUDITED)
Current Assets
    Cash and cash equivalents ........................................................     $   9,703      $   5,946
    Accounts receivable, less allowance for doubtful accounts of $1,084 and $813 .....        49,008         47,255
    Inventories, less allowance for shrinkage of $304 and $271 .......................         9,591          9,530
    Prepaid expenses .................................................................         6,399          8,456
    Other current assets .............................................................         3,859          3,364
                                                                                           ---------      ---------
         Total Current Assets ........................................................        78,560         74,551
Property, plant and equipment, net of accumulated depreciation of $262,147
     and $244,485 ....................................................................       392,144        407,816
Investments in unconsolidated affiliates .............................................        15,946         17,679
Insurance and security deposits ......................................................        29,402         30,357
Goodwill .............................................................................         3,040          3,040
Intangible assets, net of accumulated amortization of $40,292 and $37,983 ............        29,200         27,880
                                                                                           ---------      ---------
         Total Assets ................................................................     $ 548,292      $ 561,323
                                                                                           =========      =========

Current Liabilities
    Accounts payable .................................................................     $  33,566      $  26,422
    Accrued liabilities ..............................................................        54,654         62,758
    Rents payable ....................................................................         8,436         19,423
    Unredeemed tickets ...............................................................        12,766         13,119
    Current portion of claims liability ..............................................        24,032         19,578
    Current maturities of long-term debt .............................................         3,245          4,364
                                                                                           ---------      ---------
         Total Current Liabilities ...................................................       136,699        145,664
Pension obligation ...................................................................       196,558        242,103
Claims liability .....................................................................        50,626         42,880
Long-term debt, net ..................................................................       236,262        211,839
Minority interests ...................................................................         2,827          3,300
Other liabilities ....................................................................        29,151         29,049
                                                                                           ---------      ---------
         Total Liabilities ...........................................................       652,123        674,835
                                                                                           ---------      ---------

Stockholder's Deficit
    Common stock (1,000 shares authorized; par value $.01; 587 shares issued) ........             -              -
    Capital in excess of par value ...................................................       370,391        320,391
    Retained deficit .................................................................      (229,573)      (190,599)
    Accumulated other comprehensive loss, net of tax benefit of $28,791 ..............      (244,649)      (243,304)
                                                                                           ---------      ---------
         Total Stockholder's Deficit .................................................      (103,831)      (113,512)
                                                                                           ---------      ---------
         Total Liabilities and Stockholder's Deficit .................................     $ 548,292      $ 561,323
                                                                                           =========      =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                           2003           2002           2003           2002
                                                                         ---------      ---------      ---------      ---------
                                                                                (Unaudited)                   (Unaudited)
OPERATING REVENUES
      Passenger services ...........................................     $ 205,206      $ 212,722      $ 387,496      $ 400,919
      Package express ..............................................         9,692         10,024         19,011         19,492
      Food services ................................................        10,046         10,659         19,616         20,477
      Other operating revenues .....................................        16,874         16,559         33,426         31,410
                                                                         ---------      ---------      ---------      ---------
          Total Operating Revenues .................................       241,818        249,964        459,549        472,298
                                                                         ---------      ---------      ---------      ---------

OPERATING EXPENSES
      Maintenance ..................................................        25,268         25,339         50,489         49,889
      Transportation ...............................................        62,845         62,400        124,111        118,263
      Agents' commissions and station costs ........................        44,309         45,265         87,316         88,573
      Marketing, advertising and traffic ...........................         6,582          8,758         12,582         13,639
      Insurance and safety .........................................        18,903         19,805         36,466         35,965
      General and administrative ...................................        31,486         31,569         63,073         64,263
      Depreciation and amortization ................................        14,062         12,432         26,845         24,808
      Operating taxes and licenses .................................        15,047         15,635         29,680         30,354
      Operating rents ..............................................        19,921         20,224         41,023         39,839
      Cost of goods sold - food services ...........................         6,452          6,991         12,781         13,538
      Other operating expenses .....................................           851            736          1,522          1,347
                                                                         ---------      ---------      ---------      ---------
          Total Operating Expenses .................................       245,726        249,154        485,888        480,478
                                                                         ---------      ---------      ---------      ---------

Operating Income (Loss) ............................................        (3,908)           810        (26,339)        (8,180)
Interest Expense ...................................................         6,244          6,702         12,139         13,511
                                                                         ---------      ---------      ---------      ---------
Loss Before Income Taxes, Minority
   Interests and Cumulative Effect of Accounting
   Change ..........................................................       (10,152)        (5,892)       (38,478)       (21,691)
Income Tax Provision (Benefit) .....................................           934            804            969         (8,676)
Minority Interests .................................................          (167)          (465)          (473)        (1,559)
                                                                         ---------      ---------      ---------      ---------
Loss Before Cumulative Effect
   of Accounting Change ............................................       (10,919)        (6,231)       (38,974)       (11,456)
Cumulative Effect of a Change in Accounting
   for Goodwill ....................................................             -              -              -        (37,564)
                                                                         ---------      ---------      ---------      ---------
Net Loss ...........................................................     $ (10,919)     $  (6,231)     $ (38,974)     $ (49,020)
                                                                         =========      =========      =========      =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                       2003          2002
                                                                                                     --------      --------
                                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .....................................................................................     $(38,974)     $(49,020)
  Cumulative effect of accounting change .......................................................            -        37,564
  Non-cash expenses and gains included in net loss .............................................       29,720        20,296
  Net change in certain operating assets and liabilities .......................................       (5,132)       16,536
                                                                                                     --------      --------
    Net cash (used for) provided by operating activities .......................................      (14,386)       25,376
                                                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures .........................................................................      (12,910)      (24,314)
  Proceeds from assets sold ....................................................................        5,152         6,001
  Other investing activities ...................................................................        2,657           161
                                                                                                     --------      --------
    Net cash used for investing activities .....................................................       (5,101)      (18,152)
                                                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt and capital lease obligations ...............................................       (2,113)       (4,776)
  Net change in revolving credit facility ......................................................       25,369       (15,299)
  Other financing transactions .................................................................          (12)           --
                                                                                                     --------      --------
    Net cash provided by (used for) financing activities .......................................       23,244       (20,075)
                                                                                                     --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................................        3,757       (12,851)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................................        5,946        20,913
                                                                                                     --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................................     $  9,703      $  8,062
                                                                                                     ========      ========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries ("Greyhound" or the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended June 30, 2003 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 2002. Certain reclassifications have been made to the prior period statements to conform them to the current year presentation.

On March 16, 1999, the Company's stockholders approved the Agreement and Plan of Merger with Laidlaw Inc. ("Laidlaw") pursuant to which the Company became a wholly owned subsidiary of Laidlaw (the "Merger"). The consolidated financial statements of the Company do not reflect any purchase accounting adjustments relating to the Merger.

On June 28, 2001, as part of a financial restructuring, Laidlaw, Laidlaw USA, Inc., Laidlaw International Finance Corporation, Laidlaw Investments Ltd., Laidlaw One, Inc. and Laidlaw Transporation, Inc. filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York, under a jointly administered case captioned, In re: Laidlaw USA, Inc., et al, Case No. 01-14099. On that date, Laidlaw and Laidlaw Investments Ltd. also filed cases under the Canada Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Canada, court file no. 01-CL-4178. Neither Greyhound, nor any of its subsidiaries were included in, or made party to, these reorganization filings and proceedings.

In December 2002, Laidlaw agreed to the principal economic terms of a settlement of claims asserted in the bankruptcy proceedings by the Pension Benefit Guaranty Corporation ("PBGC") relating to the current pension obligations of Greyhound. See Note 5 for further information.

Effective June 23, 2003, Laidlaw emerged from the court-supervised reorganization process after completing all required actions and satisfying or reaching agreement with its creditor constituencies on all remaining conditions to its Third Amended Plan of Reorganization. This Plan was confirmed by the U.
S. Bankruptcy Court for the Western District of New York by order dated February 27, 2003. In accordance with the Plan of Reorganization, Laidlaw completed an internal corporate restructuring, in which Laidlaw International, Inc. ("LLI") acquired all of the assets of Laidlaw, a Canadian corporation. Additionally, pursuant to the Plan, LLI domesticated into the United States as a Delaware corporation.

2.  OTHER COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities and changes in minimum pension liabilities as other comprehensive income. For the three months ended June 30, 2003 and 2002, comprehensive loss was $12.7 million and $5.8 million, respectively. Additionally, for the six months ended June 30, 2003 and 2002, comprehensive loss was $40.3 million and $48.5 million, respectively. The difference between net loss and other comprehensive loss in 2003 and 2002 is due to unrealized gains and losses on available-for-sale securities.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2003
                                  (UNAUDITED)

3.  REVOLVING CREDIT FACILITY

On May 14, 2003, the Company entered into an amended and restated revolving credit facility ("Revolving Credit Facility") superceding the previous revolving credit facility. Changes to the agreement included, among other things, a lower advance rate on buses, the addition of all remaining unpledged buses to the collateral base, a modified advance rate on real estate collateral, increased rates of interest on borrowings and letter of credit fees, an increase in the letter of credit sub-facility, a lower minimum cash flow to interest expense ratio and a higher maximum total debt to cash flow ratio for the balance of 2003, elimination of the minimum net worth covenant and the addition of a minimum cash flow covenant.

As of June 30, 2003, the Company had outstanding borrowings under its Revolving Credit Facility of $33.2 million, issued letters of credit of $46.2 million and availability of $35.6 million. Letters of credit or borrowings are available under the Revolving Credit Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, (which at June 30, 2003, aggregated to $115 million) subject to a maximum of $125 million, inclusive of a $70 million letter of credit sub-facility. Borrowings under the Revolving Credit Facility are available to the Company at a rate equal to Wells Fargo Bank's prime rate plus 1.5% per annum or LIBOR plus 3.5% per annum as selected by the Company. Letter of credit fees are 3.5% per annum. Borrowings under the Revolving Credit Facility mature on October 24, 2004. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company and the stock and assets of certain of its subsidiaries. The Revolving Credit Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to cash flow ratio; minimum cash flow to interest expense ratio; minimum cash flow; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interests, payment of dividends and transactions with affiliates, including LLI. As of June 30, 2003, the Company was in compliance with all such covenants.

The financial covenants established for 2003 are tight as they were set at levels slightly below (in the case of the minimum cash flow to interest expense ratio and minimum cash flow) or slightly above (in the case of the maximum debt to cash flow ratio) the levels indicated in the Company's financial forecast delivered to its banks as part of the negotiation of the amended and restated facility. The Revolving Credit Facility further provides that the Company will deliver to the agent bank its financial forecast for 2004 by no later than September 2003, and the Company and the agent bank will negotiate in good faith to determine new financial covenants for 2004. Although the Company has been successful in obtaining necessary amendments to the Revolving Credit Facility in the past, there can be no assurances that the Company will obtain additional modifications in the future if needed, or that the cost of any future modifications or other changes in the terms of the Revolving Credit Facility would not have a material effect on the Company.

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

In January 2003, the Company entered into a seven year operating lease covering 10 buses. The lease has an aggregate residual value at lease expiration of $1.4 million of which the Company has guaranteed $0.8 million. As required under Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", the Company recorded a liability, in an insignificant amount, for the estimated fair value of the residual value guarantee imbedded in this lease.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2003
                                  (UNAUDITED)

5.  MATERIAL CONTINGENCIES

PBGC AGREEMENT AND POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

LLI, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the "Laidlaw Group"), are party to an agreement with the PBGC regarding the funding levels of the Company's pension plans (the "PBGC Agreement"). Under the PBGC Agreement, upon LLI's emergence from bankruptcy on June 23, 2003, the Laidlaw Group contributed $50 million in cash to the pension plans. Additionally, LLI issued 3.8 million shares of common stock of LLI to a trust formed for the benefit of the pension plans (the "Pension Plan Trust"). The fair value of the LLI common stock was estimated to be $50 million based upon third party valuations provided to LLI in connection with their bankruptcy proceedings. The trustee of the Pension Plan Trust will sell the stock as soon as practicable, but in no event later than the end of 2004. All proceeds from the stock sales will be contributed directly to the pension plans. If the proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans at the end of 2004. Further, the Laidlaw Group will contribute an additional $50 million in cash to the pension plans in June 2004. These contributions and transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations.

The most significant of the pension plans (the "ATU Plan") represents 90% of the total obligations of the pension plans. Based upon current regulations and plan asset values at June 30, 2003, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made along the timeframe outlined above, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may prescribe changes in actuarial mortality tables and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significant additional minimum funding contributions in the future.

The first $50 million cash contribution has been designated by LLI as a capital contribution to the Company and, accordingly, in June 2003 the Company recorded a $50 million increase in additional paid in capital and a $50 million reduction in pension obligations. At June 30, 2003, all 3.8 million shares of LLI common stock remained in the Pension Plan Trust and no dividends had been received from LLI on these shares. Based upon the closing price of the LLI stock on the over the counter market, the shares had an aggregate market value of $34.9 million at August 11, 2003.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 2003
                                  (UNAUDITED)

5.       MATERIAL CONTINGENCIES (CONTINUED)

INSURANCE COVERAGE

The Department of Transportation ("DOT") has granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company's tangible net worth has fallen below the minimum required by the DOT to maintain self-insurance authority. In March 2003, the Company sought a waiver from DOT of this tangible net worth requirement. On July 25, 2003, the DOT granted the waiver of this requirement through December 31, 2004. As a condition of the waiver, the Company was required to increase the self-insurance trust fund by $2.7 million. The DOT will also require the Company to make additional trust fund contributions to the extent that self-insured reserves exceed (as measured semi-annually) the then balance in the trust fund. The trust fund level will be reduced back to $15 million once the Company's tangible net worth exceeds $10 million. The loss or further modification of self-insurance authority from the DOT could have a material adverse effect on the Company's liquidity, financial condition, and results of operations.

UNION CONTRACTS

The Amalgamated Transit Union (the "ATU") represents approximately 5,200 of the Company's employees, including drivers, telephone information agents in the Omaha location, terminal workers in seven locations and about half of the Company's mechanics. The largest ATU agreement ("ATU 1700"), covers the drivers and maintenance employees and expires on January 31, 2004. The Company began early contract negotiations with ATU 1700 in an attempt to enter into a new bargaining agreement prior to the January 31, 2004 expiration of the current agreement. In April 2003 a new bargaining agreement was submitted to the membership of ATU 1700 for vote. In May 2003, the members voted to reject the new contract. The Company and ATU 1700 plan to resume negotiations in the fall. If the members of ATU 1700 were to engage in a strike or other work stoppage the Company could experience a significant disruption of operations, or if the Company is unable to negotiate an acceptable new agreement there could be an increase in operating costs as a result of higher wages or benefits paid to the union members, either of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

6.  RELATED PARTY TRANSACTIONS

Included in accounts receivable on the Company's Interim Consolidated Statements of Financial Position at June 30, 2003 and December 31, 2002, are amounts due from LLI or one of LLI's subsidiaries of $5.2 million and $3.9 million, respectively. Included in accounts payable at June 30, 2003 and December 31, 2002, are amounts due to LLI or one of LLI's subsidiaries of $9.6 million and $4.1 million, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the three and six months ended June 30, 2003 and 2002:

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                           2003         2002         2003         2002
                                                          ------       ------       ------       ------
OPERATING REVENUES
  Passenger services .............................         84.9%        85.1%        84.3%        84.9%
  Package Express ................................          4.0          4.0          4.1          4.1
  Food services ..................................          4.1          4.3          4.3          4.3
  Other operating revenues .......................          7.0          6.6          7.3          6.7
                                                          -----        -----        -----        -----
    Total Operating Revenues .....................        100.0        100.0        100.0        100.0
                                                          -----        -----        -----        -----

OPERATING EXPENSES
  Maintenance ....................................         10.5         10.1         11.0         10.6
  Transportation .................................         26.0         25.0         27.0         25.0
  Agents' commissions and station costs ..........         18.3         18.1         19.0         18.8
  Marketing, advertising and traffic .............          2.7          3.5          2.7          2.9
  Insurance and safety ...........................          7.8          7.9          7.9          7.6
  General and administrative .....................         13.0         12.6         13.7         13.6
  Depreciation and amortization ..................          5.8          5.0          5.9          5.2
  Operating taxes and licenses ...................          6.2          6.3          6.5          6.4
  Operating rents ................................          8.2          8.1          8.9          8.4
  Cost of goods sold - food services .............          2.7          2.8          2.8          2.9
  Other operating expenses .......................          0.4          0.3          0.3          0.3
                                                          -----        -----        -----        -----
    Total Operating Expenses .....................        101.6         99.7        105.7        101.7
                                                          -----        -----        -----        -----

Operating Income (Loss) ..........................         (1.6)         0.3         (5.7)        (1.7)
Interest Expense .................................          2.6          2.7          2.7          2.9
                                                          -----        -----        -----        -----
Loss Before Income Taxes .........................         (4.2)        (2.4)        (8.4)        (4.6)
Income Tax Provision (Benefit) ...................          0.4          0.3          0.2         (1.9)
Minority Interests ...............................         (0.1)        (0.2)        (0.1)        (0.3)
                                                          -----        -----        -----        -----
Loss Before Cumulative Effect
   of Accounting Change ..........................         (4.5)        (2.5)        (8.5)        (2.4)
Cumulative Effect of a Change in Accounting
   for Goodwill ..................................          -            -            -           (8.0)
                                                          -----        -----        -----        -----
Net Loss .........................................         (4.5)        (2.5)        (8.5)       (10.4)
                                                          =====        =====        =====        =====

The following table sets forth certain operating data for the Company for the three and six months ended June 30, 2003 and 2002. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.

                                                          THREE MONTHS ENDED JUNE 30,
                                                    2003              2002         % CHANGE
                                               --------------    ---------------   --------
Regular Service Miles (000's) ............            77,561           84,297        (8.0%)
Total Bus Miles (000's) ..................            80,247           86,792        (7.5%)
Passenger Miles (000's) ..................         2,080,075        2,221,000        (6.3%)
Passengers Carried (000's) ...............             5,518            5,767        (4.3%)
Average Trip Length (passenger miles
/ passengers carried) ....................               377              385        (2.1%)
Load (avg. number of passengers per
regular service mile) ....................              26.8             26.3         1.9%
Load Factor (% of available seats
filled) ..................................              53.0%            52.4%        1.1%
Yield (regular route revenue /
passenger miles) .........................      $     0.0987     $     0.0958         3.0%
Average Ticket Price .....................      $      37.19     $      36.89         0.8%
Total Revenue Per Total Bus Mile .........      $      3.013     $      2.880         4.6%
Cost Per Total Bus Mile:
  Maintenance ............................      $      0.315     $      0.292         7.9%
  Transportation .........................      $      0.783     $      0.719         8.9%

                                                           SIX MONTHS ENDED JUNE 30,
                                                    2003               2002         % CHANGE
                                               --------------     ---------------   --------
Regular Service Miles (000's) ............           149,980          162,427        (7.7%)
Total Bus Miles (000's) ..................           155,131          167,204        (7.2%)
Passenger Miles (000's) ..................         3,877,708        4,222,096        (8.2%)
Passengers Carried (000's) ...............            10,485           11,224        (6.6%)
Average Trip Length (passenger miles
/ passengers carried) ....................               370              376        (1.6%)
Load (avg. number of passengers per
regular service mile) ....................              25.9             26.0        (0.4%)
Load Factor (% of available seats
filled) ..................................              51.1%            51.7%       (1.2%)
Yield (regular route revenue /
passenger miles) .........................      $     0.0999    $      0.0950         5.2%
Average Ticket Price .....................      $      36.96    $       35.72         3.5%
Total Revenue Per Total Bus Mile .........      $      2.962    $       2.825         4.8%
Cost Per Total Bus Mile:
  Maintenance ............................      $      0.325    $       0.298         9.1%
  Transportation .........................      $      0.800    $       0.707        13.2%

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SAME PERIODS IN 2002

Operating Revenues. Total operating revenues decreased $8.1 million, down 3.3%, and $12.7 million, down 2.7% for the three and six months ended June 30, 2003, compared to the same periods in 2002.

Passenger services revenues decreased $7.5 million, down 3.5%, and $13.4 million, down 3.3%, for the three and six months ended June 30, 2003, compared to the same periods in 2002. A significant portion of the decline, $5.4 million during the second quarter of 2003 and $11.0 million for the six months ended June 30, 2003, was due to reduced revenue in the Hispanic passenger markets due to the shut-down of operations at one of the Company's subsidiaries during the third quarter of 2002. Additionally, passenger revenues were adversely affected by severe winter weather in February 2003 resulting in the temporary suspension of service and lost sales in the Northeast U.S. and the increase in the terror alert level on Easter and Memorial Day holidays as a result of the war in Iraq and the threat of terrorism. During the first quarter of 2003 the 9.0% decline in passengers carried caused by the above factors was significantly offset by a 6.4% increase in ticket prices. During the second quarter of 2003 the Company reduced restrictions on advance purchase discount tickets in an attempt to stimulate demand. While this contributed to the moderation in the decline of passengers carried (along with the placement of Easter which occurred in the second quarter of 2003 compared to in the first quarter of 2002), the resultant change in mix of tickets sold also substantially reduced the increase in average ticket price, resulting in a similar decline in passenger revenue for both the first and second quarter of 2003. Entering into the peak summer travel period (July and August), the Company replaced and increased the restrictions on advance purchase discount tickets and raised ticket prices on long distance trips. During the month of July the Company experienced similar passenger declines as seen in the second quarter of 2003 (excluding the declines attributable to the Hispanic markets), however, the effect of the pricing changes have largely offset these declines.

Package express revenues decreased $0.3 million, down 3.3%, and $0.5 million, down 2.5%, for the three and six months ended June 30, 2003, compared to the same periods in 2002. The Company continues to experience reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) which has been somewhat offset by increases in Daily Direct, a guaranteed same day or early next morning service, as well as Authorized Shipping Outlet sales for United Parcel Service.

Food services revenues decreased $0.6 million, down 5.8%, and $0.9 million, down 4.2%, for the three and six months ended June 30, 2003, compared to the same periods in 2002 primarily due to the decrease in passenger traffic.

Other operating revenues, consisting primarily of revenue from travel services and in-terminal sales and services, increased $0.3 million, up 1.9%, and $2.0 million, up 6.4%, for the three and six months ended June 30, 2003, compared to the same periods in 2002. The increase is principally due to increased charter services and increases in "meet and greet" services provided to cruise lines.

Operating Expenses. Total operating expenses decreased $3.4 million, down 1.4% for the three months ended June 30, 2003, and increased $5.4 million, up 1.1%, for the six months ended June 30, 2003, compared to the same periods in 2002.

Maintenance costs were essentially flat for the three months ended June 30, 2003 and increased $0.6 million, up 1.2%, for the six months ended June 30, 2003, compared to the same periods in 2002. On a per mile basis, maintenance cost increased 7.9% and 9.1%, for the three and six months ended June 30, 2003, due to a higher average fleet age, wage increases for mechanics and increased repairs and maintenance expenses on garage properties.

Transportation expenses which consist primarily of fuel costs and driver salaries, increased $0.4 million, up 0.7%, and $5.8 million, up 4.9%, for the three and six months ended June 30, 2003, compared to the same periods in 2002. During the three and six months ended June 30, 2003 the average cost per gallon of fuel was $0.88 and $0.93 per gallon, compared to $0.74 and $0.69 per gallon during the same periods in 2002, resulting in increased fuel costs of $1.8 million and $6.2 million, respectively. Additionally, driver hiring and training costs were $1.8 million higher during the six months ended June 30, 2003 due to increased hiring of new drivers during the first quarter of 2003. The increase in fuel and driver hiring costs was offset somewhat by reduced costs due to fewer miles operated. On a per-mile basis, excluding the effects of fuel price changes and driver hiring costs, transportation expenses increased by 5.8% and 5.9%, for the three and six months ended June 30, 2003, due mainly to contractual driver wage increases and fewer miles operated in the Company's subsidiaries which generally operate at a lower driver wage rate per mile than in the Greyhound Lines unit.

Agents' commissions and station costs decreased $1.0 million, down 2.1%, and $1.3 million, down 1.4%, for the three and six months ended June 30, 2003, compared to the same periods in 2002. The decrease is primarily due to lower commissions and terminal wages from decreased ticket sales, offset somewhat by increased security costs.

Marketing, advertising and traffic expenses decreased $2.2 million, down 24.8%, and $1.1 million, down 7.7%, for the three and six months ended June 30, 2003, compared to the same periods in 2002. As leisure and discretionary travel has remained soft, management continues to reduce advertising when compared to prior year.

Insurance and safety costs decreased $0.9 million, down 4.6% for the three months ended June 30, 2003 and increased $0.5 million, up 1.4% for the six months ended June 30, 2003, compared to the same periods in 2002. During the three months ended June 30, 2003 the decrease is primarily due to the reduction in miles operated and in the number of severe accidents, offset somewhat by an increase in the cost of excess insurance coverage and a growth in the average cost per claim due principally to medical cost inflation. For the six months ended June 30, 2003 the increase is attributable to an increase in the cost of excess insurance coverage and a growth in the average cost per claim due principally to medical cost inflation somewhat offset by the reduction in miles operated.

General and administrative expenses decreased slightly during the three months ended June 30, 2003, and decreased $1.2 million, down 1.9%, for the six months ended June 30, 2003, compared to the same periods in 2002. The decline in the six month period ended June 30, 2003, is attributable to lower management incentive plan costs ($1.3 million) due to the decline in financial performance and decreased wages and other costs due to lower business volumes, offset somewhat by increased pension plan costs of $2.0 million.

Depreciation and amortization expenses increased $1.6 million, up 13.1%, and $2.0 million, up 8.2%, for the three and six months ended June 30, 2003, compared to the same periods in 2002. The increases are primarily due to inflationary increases in the cost of recent capital expenditures for buses, structures and capitalized software which, due to the long-lived nature of the Company's assets, significantly exceeds the historical cost basis of asset disposals.

Operating taxes and licenses expense decreased $0.6 million, down 3.8%, and $0.7 million, down 2.2%, for the three and six months ended June 30, 2003, compared to the same periods in 2002. Decreased fuel taxes as a result of a decline in miles operated were somewhat offset by increased property taxes.

Operating rents decreased $0.3 million, down 1.5% for the three months ended June 30, 2003, and increased $1.2 million, up 3.0%, for the six months ended June 30, 2003, compared to the same periods in 2002. The decline in the three months ended June 30, 2003 is principally due to reduced station rents due to reduced business volume. During the six months ended June 30, 2003 the increase is due to higher casual bus rentals as a result of the increases in charter revenue and the placement of Christmas (which resulted in more return traffic occurring in January 2003 than occurred in January 2002) offset somewhat by reduced station rents.

Food services cost of goods sold decreased $0.5 million, down 7.7%, and $0.8 million, down 5.6%, for the three and six months ended June 30, 2003, compared to the same periods in 2002 due primarily to the decrease in food services revenues.

Other operating expenses increased slightly for both the three and six months ended June 30, 2003, compared to the same periods in 2002. Severance costs associated with the departure of the Company's Chief Executive Officer were largely offset by gains recorded on the sale of an investment.

Interest expense decreased $0.5 million, down 6.8%, and $1.4 million, down 10.2%, for the three and six months ended June 30, 2003, compared to the same periods in 2002, due to a decrease in the average debt outstanding and a decrease in interest rates.

During the third quarter of 2002 the Company established a full valuation allowance for its deferred tax assets, and as a result the Company has only recognized state tax expense related to its subsidiaries which operate in separate return states for the three and six months ended June 30, 2003.

Minority interests for the three and six months ended June 30, 2003, reflects the minority partners share of current year losses in the Company's Hispanic joint ventures. The joint ventures had lower losses during the three and six months ended June 30, 2003 as compared to 2002.

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142") and, as a result, recorded a non-cash charge as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires significant cash flows to finance capital expenditures, including bus acquisitions, and to meet its debt service and other continuing obligations. As of June 30, 2003, the Company had $239.5 million of outstanding debt, implicit debt equivalent to $275.9 million for off-balance sheet bus operating leases and $46.2 million of outstanding letters of credit (which principally support recorded claims liabilities). The Company's principal sources of liquidity are expected to be cash flow from operations (which is net of cash charges for interest expense and lease payments under the Company's bus operating leases), proceeds from operating lease or other equipment financing for new bus purchases and borrowings under the Revolving Credit Facility. Generally new term financing (including bus operating lease financing) must be obtained to support the Company's annual capital expenditure needs. Additionally, the Company is currently limited under the terms of its senior note indenture as to the amount of additional indebtedness that may be incurred. If new bus financing cannot be obtained in the future, or is limited pursuant to the senior note indenture, the Company would have to reduce capital expenditures, resulting in an increase in fleet age and costs to operate the fleet.

Net cash used by operating activities for the six months ended June 30, 2003 was $14.4 million, a decrease of $39.8 million from the $25.4 million provided during the same period of 2002. The decrease is due to the increased operating loss during the six months ended June 30, 2003 and reductions in rents payable. The reduction in rents payable is principally due to the timing of uneven rent payments on a large bus lease. Net cash used by investing activities for the six months ended June 30, 2003 was $5.1 million compared to $18.2 million used for investing activities during the same period of 2002. During the first half of 2003 the Company had lower capital expenditures and increased proceeds due to investment gains recorded on the sale of securities owned by the Company. Net cash provided by financing activities for the six months ended June 30, 2003 was $23.2 million, principally from borrowings under the Revolving Credit Facility, versus $20.1 million used for financing activities, principally repayment of advances under the Revolving Credit Facility, during the same period in 2002.

On May 14, 2003, the Company entered into an amended and restated revolving credit facility ("Revolving Credit Facility") superceding the previous revolving credit facility. Changes to the agreement included, among other things, a lower advance rate on buses, the addition of all remaining unpledged buses to the collateral base, a modified advance rate on real estate collateral, increased rates of interest on borrowings and letter of credit fees, an increase in the letter of credit sub-facility, a lower minimum cash flow to interest expense ratio and a higher maximum total debt to cash flow ratio for the balance of 2003, elimination of the minimum net worth covenant and the addition of a minimum cash flow covenant. As of June 30, 2003, the Company had outstanding borrowings under its Revolving Credit Facility of $33.2 million, issued letters of credit of $46.2 million and availability of $35.6 million.

The financial covenants established for 2003 are tight as they were set at levels slightly below (in the case of the minimum cash flow to interest expense ratio and minimum cash flow) or slightly above (in the case of the maximum debt to cash flow ratio) the levels indicated in the Company's financial forecast delivered to its banks as part of the negotiation of the amended and restated facility. The Revolving Credit Facility further provides that the Company will deliver to the agent bank its financial forecast for 2004 by no later than September 2003, and the Company and the agent bank will negotiate in good faith to determine new financial covenants for 2004. Although the Company has been successful in obtaining necessary amendments to the Revolving Credit Facility in the past, there can be no assurances that the Company will obtain additional modifications in the future if needed, or that the cost of any future modifications or other changes in the terms of the Revolving Credit Facility would not have a material effect on the Company.

PBGC AGREEMENT AND POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

Laidlaw International, Inc. ("LLI"), collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the "Laidlaw Group"), are party to an agreement with the PBGC regarding the funding levels of the Company's pension plans (the "PBGC Agreement"). Under the PBGC Agreement, upon LLI's emergence from bankruptcy on June 23, 2003, the Laidlaw Group contributed $50 million in cash to the pension plans. Additionally, LLI issued 3.8 million shares of common stock of LLI to a trust formed for the benefit of the pension plans (the "Pension Plan Trust"). The fair value of the LLI common stock was estimated to be $50 million based upon third party valuations provided to LLI in connection with their bankruptcy proceedings. The trustee of the Pension Plan Trust will sell the stock as soon as practicable, but in no event later than the end of 2004. All proceeds from the stock sales will be contributed directly to the pension plans. If the proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans at the end of 2004. Further, the Laidlaw Group will contribute an additional $50 million in cash to the pension plans in June 2004. These contributions and transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations.

The most significant of the pension plans (the "ATU Plan") represents 90% of the total obligations of the pension plans. Based upon current regulations and plan asset values at June 30, 2003, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made along the timeframe outlined above, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may prescribe changes in actuarial mortality tables and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significant additional minimum funding contributions in the future.

The first $50 million cash contribution has been designated by LLI as a capital contribution to the Company and, accordingly, in June 2003 the Company recorded a $50 million increase in additional paid in capital and a $50 million reduction in pension obligations. At June 30, 2003, all 3.8 million shares of LLI common stock remained in the Pension Plan Trust and no dividends had been received from LLI on these shares. Based upon the closing price of the LLI stock on the over the counter market, the shares had an aggregate market value of $34.9 million at August 11, 2003.

INSURANCE COVERAGE

The Department of Transportation ("DOT") has granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company's tangible net worth has fallen below the minimum required by the DOT to maintain self-insurance authority. In March 2003, the Company sought a waiver from DOT of this tangible net worth requirement. On July 25, 2003, the DOT granted the waiver of this requirement through December 31, 2004. As a condition of the waiver, the Company was required to increase the self-insurance trust fund by $2.7 million. The DOT will also require the Company to make additional trust fund contributions to the extent that self-insured reserves exceed (as measured semi-annually) the then balance in the trust fund. The trust fund level will be reduced back to $15 million once the Company's tangible net worth exceeds $10 million. The loss or further modification of self-insurance authority from the DOT could have a material adverse effect on the Company's liquidity, financial condition, and results of operations.

UNION CONTRACTS

The Amalgamated Transit Union (the "ATU") represents approximately 5,200 of the Company's employees, including drivers, telephone information agents in the Omaha location, terminal workers in seven locations and about half of the Company's mechanics. The largest ATU agreement ("ATU 1700"), covers the drivers and maintenance employees and expires on January 31, 2004. The Company began early contract negotiations with ATU 1700 in an attempt to enter into a new bargaining agreement prior to the January 31, 2004 expiration of the current agreement. In April 2003 a new bargaining agreement was submitted to the membership of ATU 1700 for vote. In May 2003, the members voted to reject the new contract. The Company and ATU 1700 plan to resume negotiations in the fall. If the members of ATU 1700 were to engage in a strike or other work stoppage the Company could experience a significant disruption of operations, or if the Company is unable to negotiate an acceptable new agreement there could be an increase in operating costs as a result of higher wages or benefits paid to the union members, either of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

Statements in this Form 10-Q that are not purely historical facts, including statements regarding our beliefs, expectations, intentions, projections or strategies for the future, may be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the general economic condition of the United States and the future level of bus travel demand; the impact of future terrorist incidents; operational disruptions as a result of bad weather; the Company's future yields; increased costs for security; the cost and availability of excess insurance coverage and the Company's ability to retain authority to self-insure; the impact of changes in fuel prices; the effect of future Government regulations; potential pension plan funding requirements; limitations on financing flexibility and availability due to the potential inability of the Company to remain in compliance with covenants required under its various debt agreements, changing credit markets; the ability to renew labor agreements without incurring a work stoppage or slowdown; disruptions to Company operations as a result of forced relocations; and other factors described from time to time in the Company's publicly available Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the disclosures provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk as set forth in the Company's 2002 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Greyhound Lines, Inc.'s management, including the Principal Executive Officer and Principal Accounting Officer, carried out an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that the Company had sufficient procedures for recording, processing, summarizing and reporting financial information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. The Company's management designed Greyhound Lines, Inc.'s disclosure controls and procedures.

There has not been any change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ELECTION OF DIRECTORS

On April 8, 2003, by written consent in lieu of an annual meeting of shareholders, Laidlaw Transportation Holdings, Inc., the holder of all of the voting securities of the Company elected Kevin E. Benson, Douglas A. Carty and Craig R. Lentzsch as the Board of Directors of the Company. Mr. Lentzsch ceased service on the Company's Board of Directors on June 30, 2003, and thereafter this vacancy was filled by Stephen E. Gorman, the Company's newly appointed Chief Executive Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.5 Letter of Separation between Greyhound Lines, Inc. and Craig R. Lentzsch dated June 25, 2003.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

         On May 21, 2003, the Company filed a current report on Form 8-K with the Securities and Exchange Commission submitting as an exhibit its Amended and Restated Loan and Security Agreement among Greyhound Lines, Inc., as Borrower, the Financial institutions named as lenders, and Foothill Capital Corporation as Agent dated as of May 14, 2003. No financial statements were included.

         On June 26, 2003, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting Other Events. No financial statements were included.

         On July 7, 2003, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting the emergence of Laidlaw International, Inc. from the court-supervised reorganization process effective June 23, 2003. No financial statements were included.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003
                           GREYHOUND LINES, INC.

                           By: /s/ Jeffrey W. Sanders
                               -------------------------------------------------
                               Jeffrey W. Sanders
                               Senior Vice President and Chief Financial Officer

                           ATLANTIC GREYHOUND LINES OF
                           VIRGINIA, INC.

                           By: /s/ Jeffrey W. Sanders
                               -------------------------------------------------
                               Jeffrey W. Sanders
                               Senior Vice President and Chief Financial Officer

                           GLI HOLDING COMPANY

                           By: /s/ Jeffrey W. Sanders
                               -------------------------------------------------
                               Jeffrey W. Sanders
                               Senior Vice President and Chief Financial Officer

                           GREYHOUND de MEXICO, S.A. de C.V.

                           By: /s/ Cheryl W. Farmer
                               -------------------------------------------------
                               Cheryl W. Farmer
                               Examiner

                           SISTEMA INTERNACIONAL de
                           TRANSPORTE de AUTOBUSES, INC.

                           By: /s/ Cheryl W. Farmer
                               -------------------------------------------------
                               Cheryl W. Farmer
                               Senior Vice President and Chief Financial Officer

                           TEXAS, NEW MEXICO & OKLAHOMA
                           COACHES, INC.

                           By: /s/ Jeffrey W. Sanders
                               -------------------------------------------------
                               Jeffrey W. Sanders
                               Senior Vice President and Chief Financial Officer

                           T.N.M. & O. TOURS, INC.

                           By: /s/ Jeffrey W. Sanders
                               -------------------------------------------------
                               Jeffrey W. Sanders
                               Senior Vice President and Chief Financial Officer

                           VERMONT TRANSIT CO., INC.

                           By: /s/ Jeffrey W. Sanders
                               -------------------------------------------------
                               Jeffrey W. Sanders
                               Senior Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBITS NO.                         DESCRIPTION

   10.5           Letter of Separation between Greyhound Lines, Inc. and Craig
                  R. Lentzsch dated June 25, 2003.

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.