Form 10-Q
period 2003-09-30
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC
filed 2003-11-14
CIK 813040, 813041, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from___ to___

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

                                    YES  X     NO
                                        ---       ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    YES        NO  X
                                        ---       ---

         As of November 7, 2003, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant's parent company.

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
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of September 30, 2003, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements:
                       Interim Consolidated Statements of Financial Position as of
                          September 30, 2003 (Unaudited) and December 31, 2002......................      5
                       Interim Consolidated Statements of Operations for the Three and
                          Nine months Ended September 30, 2003 and 2002 (Unaudited).................      6
                       Condensed Interim Consolidated Statements of Cash Flows for the
                          Nine months Ended September 30, 2003 and 2002 (Unaudited).................      7
                       Notes to Interim Consolidated Financial Statements (Unaudited)...............      8

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....     13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................     19

  Item 4.  Controls and Procedures..................................................................     19

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.........................................................     20


SIGNATURES..........................................................................................     21

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
              INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                                            2003           2002
                                                                                         ---------       ---------
                                                                                        (UNAUDITED)
Current Assets
     Cash and cash equivalents ....................................................      $   5,697       $   5,946
     Accounts receivable, less allowance for doubtful accounts of $1,244 and $813 .         43,966          47,255
     Inventories, less allowance for shrinkage of $307 and $271 ...................          9,884           9,530
     Prepaid expenses .............................................................          7,201           8,456
     Other current assets .........................................................          2,943           3,364
                                                                                         ---------       ---------
          Total Current Assets ....................................................         69,691          74,551
Property, plant and equipment, net of accumulated depreciation of $272,258
     and $244,485 .................................................................        386,289         407,816
Investments in unconsolidated affiliates ..........................................         15,336          17,679
Insurance and security deposits ...................................................         32,071          30,357
Goodwill ..........................................................................          3,040           3,040
Intangible assets, net of accumulated amortization of $39,679 and $37,983 .........         29,710          27,880
                                                                                         ---------       ---------
          Total Assets ............................................................      $ 536,137       $ 561,323
                                                                                         =========       =========

Current Liabilities
     Accounts payable .............................................................      $  24,547       $  26,422
     Accrued liabilities ..........................................................         59,973          62,758
     Rents payable ................................................................         10,810          19,423
     Unredeemed tickets ...........................................................          8,691          13,119
     Current portion of claims liability ..........................................         26,651          19,578
     Current maturities of long-term debt .........................................          3,602           4,364
                                                                                         ---------       ---------
          Total Current Liabilities ...............................................        134,274         145,664
Pension obligation ................................................................        219,540         242,103
Claims liability ..................................................................         53,787          42,880
Long-term debt, net ...............................................................        208,032         211,839
Minority interests ................................................................          2,959           3,300
Other liabilities .................................................................         26,538          29,049
                                                                                         ---------       ---------
          Total Liabilities .......................................................        645,130         674,835
                                                                                         ---------       ---------

Stockholder's Deficit
     Common stock (1,000 shares authorized; par value $.01; 587 shares issued) ....             --              --
     Capital in excess of par value ...............................................        370,391         320,391
     Retained deficit .............................................................       (214,459)       (190,599)

     Accumulated other comprehensive loss, net of tax benefit of $28,880
          and $28,791 .............................................................       (264,925)       (243,304)
                                                                                         ---------       ---------
          Total Stockholder's Deficit .............................................       (108,993)       (113,512)
                                                                                         ---------       ---------
          Total Liabilities and Stockholder's Deficit .............................      $ 536,137       $ 561,323
                                                                                         =========       =========


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                        2003          2002             2003           2002
                                                      --------      ---------       ---------       ---------
                                                           (Unaudited)                     (Unaudited)
OPERATING REVENUES
       Passenger services ......................      $240,221      $ 244,569       $ 627,717       $ 645,488
       Package express .........................        10,187         10,337          29,198          29,829
       Food services ...........................        11,037         11,823          30,653          32,300
       Other operating revenues ................        15,195         14,041          48,621          45,451
                                                      --------      ---------       ---------       ---------
            Total Operating Revenues ...........       276,640        280,770         736,189         753,068
                                                      --------      ---------       ---------       ---------

OPERATING EXPENSES
       Maintenance .............................        27,767         25,711          78,256          75,600
       Transportation ..........................        63,817         66,815         187,928         185,078
       Agents' commissions and station costs ...        47,474         49,770         134,790         138,343
       Marketing, advertising and traffic ......         6,541          6,898          19,123          20,537
       Insurance and safety ....................        18,592         23,378          55,058          59,343
       General and administrative ..............        31,391         30,229          94,464          94,492
       Depreciation and amortization ...........        14,143         12,694          40,988          37,502
       Operating taxes and licenses ............        15,589         16,497          45,269          46,851
       Operating rents .........................        19,103         19,681          60,126          59,520
       Cost of goods sold - food services ......         6,862          7,610          19,643          21,148
       Other operating expenses ................         3,667          4,350           5,189           5,697
                                                      --------      ---------       ---------       ---------
            Total Operating Expenses ...........       254,946        263,633         740,834         744,111
                                                      --------      ---------       ---------       ---------

Operating Income (Loss) ........................        21,694         17,137          (4,645)          8,957
Interest Expense ...............................         6,352          6,122          18,491          19,633
                                                      --------      ---------       ---------       ---------
Income (Loss) Before Income Taxes, Minority
   Interests and Cumulative Effect of Accounting
   Change ......................................        15,342         11,015         (23,136)        (10,676)
Income Tax Provision ...........................            96         66,155           1,065          57,479
Minority Interests .............................           132           (271)           (341)         (1,830)
                                                      --------      ---------       ---------       ---------
Income (Loss) Before Cumulative Effect
   of Accounting Change ........................        15,114        (54,869)        (23,860)        (66,325)
Cumulative Effect of a Change in Accounting
   for Goodwill ................................            --         (2,483)             --         (40,047)
                                                      --------      ---------       ---------       ---------
Net Income (Loss) ..............................      $ 15,114      $ (57,352)      $ (23,860)      $(106,372)
                                                      ========      =========       =========       =========

        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES

             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 2003            2002
                                                               --------       ---------
                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .............................................      $(23,860)      $(106,372)
   Cumulative effect of accounting change ...............            --          40,047
   Non-cash expenses and gains included in net loss .....        48,088         103,696
   Net change in certain operating assets and liabilities        (7,658)         39,251
                                                               --------       ---------
     Net cash provided by operating activities ..........        16,570          76,622
                                                               --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures .................................       (20,178)        (33,048)
   Proceeds from assets sold ............................         5,355           6,138
   Other investing activities ...........................         2,858              69
                                                               --------       ---------
     Net cash used for investing activities .............       (11,965)        (26,841)
                                                               --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on debt and capital lease obligations .......        (3,292)         (6,470)
   Proceeds from new borrowings .........................         1,420           1,240
   Net change in revolving credit facility ..............        (2,375)        (54,794)
   Other financing transactions .........................          (607)           (468)
                                                               --------       ---------
     Net cash used for financing activities .............        (4,854)        (60,492)
                                                               --------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...............          (249)        (10,711)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........         5,946          20,913
                                                               --------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................      $  5,697       $  10,202
                                                               ========       =========


        The accompanying notes are an integral part of these statements.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the unaudited Interim Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries ("Greyhound" or the "Company") include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2003, the results of its operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. Due to the seasonality of the Company's operations, the results of its operations for the interim period ended September 30, 2003 may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The unaudited Interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Greyhound Lines, Inc. and Subsidiaries and accompanying notes for the year ended December 31, 2002. Certain reclassifications have been made to the prior period statements to conform them to the current year presentation.

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

Effective June 23, 2003, Laidlaw emerged from the court-supervised reorganization process after completing all required actions and satisfying or reaching agreement with its creditor constituencies on all remaining conditions to its Third Amended Plan of Reorganization. This Plan was confirmed by the U.
S. Bankruptcy Court for the Western District of New York by order dated February 27, 2003. In accordance with the Plan of Reorganization, Laidlaw completed an internal corporate restructuring, in which Laidlaw International, Inc. ("LII") acquired all of the assets of Laidlaw, a Canadian corporation. Additionally, pursuant to the Plan, LII domesticated into the United States as a Delaware corporation. The consolidated financial statements of the Company do not reflect any fresh start accounting adjustments relating to the reorganization of LII.

2. OTHER COMPREHENSIVE INCOME OR LOSS

The Company includes unrealized gains and losses on available-for-sale securities and changes in minimum pension liabilities as other comprehensive income or loss. For the three months ended September 30, 2003 and 2002, comprehensive loss was $5.2 million and $74.2 million, respectively. Additionally, for the nine months ended September 30, 2003 and 2002, comprehensive loss was $45.5 million and $122.7 million, respectively. The difference between net income (loss) and other comprehensive loss in 2003 and 2002 is due to changes in minimum pension liabilities and unrealized gains and losses on available-for-sale securities.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

As of September 30, 2003, the Company had outstanding borrowings under its Revolving Credit Facility of $5.4 million, issued letters of credit of $56.9 million and availability of $52.4 million. Letters of credit or borrowings are available under the Revolving Credit Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, (which at September 30, 2003, aggregated to $114.7 million) subject to a maximum of $125 million, inclusive of a $70 million letter of credit sub-facility. Borrowings under the Revolving Credit Facility are available to the Company at a rate equal to Wells Fargo Bank's prime rate plus 1.5% per annum or LIBOR plus 3.5% per annum as selected by the Company. Letter of credit fees are 3.5% per annum. Borrowings under the Revolving Credit Facility mature on October 24, 2004. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company and the stock and assets of certain of its subsidiaries. The Revolving Credit Facility is subject to certain affirmative and negative operating and financial covenants, including maximum total debt to cash flow ratio; minimum cash flow to interest expense ratio; minimum cash flow; limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interests, payment of dividends and transactions with affiliates, including LII. As of September 30, 2003, the Company was in compliance with all such covenants.

In accordance with the terms of the Revolving Credit Facility the Company submitted a financial forecast for the remainder of 2003 and 2004 to the agent bank. Based upon this forecast management is unable to predict with reasonable assurance whether the Company will remain in compliance with the terms of the Revolving Credit Facility. Although the Company has been successful in obtaining necessary amendments to the Revolving Credit Facility in the past, there can be no assurances that the Company will obtain additional modifications in the future, if needed, or that the cost of any future modifications or other changes in the terms of the Revolving Credit Facility would not have a material effect on the Company.

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

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

5. PENSION PLANS

The Company maintains nine defined benefit pension plans and has historically obtained actuarial valuations on the plans twice a year. The most recent actuarial valuation, as of May 31, 2003, reflected a $26.9 million decrease in the funded status of the pension plans as compared to the December 31, 2002 actuarial valuation. The decline in funded status is primarily attributable to a decline in the discount rate used to calculate the benefit obligation, from 6.5% at December 31, 2002 to 5.75% at May 31, 2003, offset somewhat by an increase in plan assets due to investment gains.

Plan status as of the last two valuation dates is as follows (in millions):

                                                  PLAN MEASUREMENT DATE
                                            ----------------------------------
                                            MAY 31, 2003     DECEMBER 31, 2002
                                            ------------     -----------------
Benefit Obligation                           $ 804.7             $ 768.0
Fair Value of Plan Assets                      533.8               524.0
                                             -------             -------
Funded Status                                 (270.9)             (244.0)
Unrecognized Prior Service Cost                 (7.4)               (7.9)
Unrecognized Net Loss                          303.2               284.1
Funding After Measurement Date                  50.1                  --
                                             -------             -------
Prepaid Benefit Cost                         $  75.0             $  32.2
                                             =======             =======

Accrued Benefit Liability                    $(219.5)            $(242.1)
Accumulated Other Comprehensive Loss           294.5               274.3
                                             -------             -------
Prepaid Benefit Cost                         $  75.0             $  32.2
                                             =======             =======

The Company is required to record an additional minimum pension liability when the pension plans' accumulated benefit obligation exceeds the plans' assets by more than the amounts previously accrued for as pension costs. These charges are recorded as a reduction to stockholder's equity as a component of accumulated comprehensive loss, net of any available tax benefit. During the third quarter of 2003, after obtaining the most recent actuarial valuation, the Company recorded an increase in the minimum liability of $20.2 million.

PBGC AGREEMENT AND POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

LII, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the "Laidlaw Group"), are party to an agreement with the PBGC regarding the funding levels of the Company's pension plans (the "PBGC Agreement"). Under the PBGC Agreement, upon LII's emergence from bankruptcy on June 23, 2003, the Laidlaw Group contributed $50 million in cash to the pension plans. Additionally, LII issued 3.8 million shares of common stock of LII to a trust formed for the benefit of the pension plans (the "Pension Plan Trust"). The fair value of the LII common stock was estimated to be $50 million at the time of emergence based upon third party valuations provided to LII in connection with their bankruptcy proceedings. The trustee of the Pension Plan Trust will sell the stock as soon as practicable, but in no event later than the end of 2004. All proceeds from the stock sales will be contributed directly to the pension plans. If the proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans at the end of 2004. Further, the Laidlaw Group will contribute an additional $50 million in cash to the pension plans in June 2004. These contributions and transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

5. PENSION PLANS (CONTINUED)

The most significant of the pension plans (the "ATU Plan") represents approximately 90% of the total obligations of the pension plans. Based upon current regulations and plan asset values at September 30, 2003, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made along the timeframe outlined above, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may prescribe changes in actuarial mortality tables and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significant additional minimum funding contributions in the future.

The first $50 million cash contribution has been designated by LII as a capital contribution to the Company and, accordingly, in June 2003 the Company recorded a $50 million increase in additional paid in capital and a $50 million reduction in pension obligations. At September 30, 2003, all 3.8 million shares of LII common stock remained in the Pension Plan Trust and no dividends had been received from LII on these shares. Based upon the closing price of the LII stock on the over the counter market, the shares had an aggregate market value of $39.1 million at November 11, 2003.

6. MATERIAL CONTINGENCIES

INSURANCE COVERAGE

The Department of Transportation ("DOT") has granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company's tangible net worth has fallen below the minimum required by the DOT to maintain self-insurance authority. In March 2003, the Company sought a waiver from DOT of this tangible net worth requirement. On July 25, 2003, the DOT granted the waiver of this requirement through December 31, 2004. As a condition of the waiver, the Company was required to increase the self-insurance trust fund by $2.7 million. The DOT will also require the Company to make additional trust fund contributions to the extent that self-insured reserves exceed (as measured semi-annually) the then balance in the trust fund. The trust fund level will be reduced back to $15 million once the Company's tangible net worth exceeds $10 million. The loss or further modification of self-insurance authority from the DOT could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

UNION CONTRACTS

The Amalgamated Transit Union (the "ATU") represents approximately 4,833 of the Company's employees, including drivers, telephone information agents in the Omaha location, terminal workers in seven locations and about half of the Company's mechanics. The largest ATU agreement ("ATU 1700"), covers the drivers and maintenance employees and expires on January 31, 2004. The Company began early contract negotiations with ATU 1700 in an attempt to enter into a new bargaining agreement prior to the January 31, 2004 expiration of the current agreement. In April 2003 and again in September 2003 new bargaining agreements were submitted to the membership of ATU 1700 for vote. In May 2003 and again in October 2003, the members voted to reject the proposed contracts. As of the date of this report additional negotiations have been scheduled for January 2004. If the members of ATU 1700 were to engage in a strike or other work stoppage the Company could experience a significant disruption of operations, or if the Company is unable to negotiate an acceptable new agreement there could be an increase in operating costs as a result of higher wages or benefits paid to the union members, either of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

                     GREYHOUND LINES, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

7. RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2003 the Company purchased six buses from Interstate Leasing, Inc., an affiliated company owned by LII engaged in the travel services business in the U.S. Greyhound paid approximately $1.5 million for these buses, which approximates the price it would have paid to an independent third party.

Included in accounts receivable on the Company's Interim Consolidated Statements of Financial Position at September 30, 2003 and December 31, 2002, are amounts due from LII or one of LII's subsidiaries of $3.7 million and $3.9 million, respectively. Included in accounts payable at September 30, 2003 and December 31, 2002, are amounts due to LII or one of LII's subsidiaries of $0.9 million and $4.1 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company's primary business consists of scheduled passenger service, package express service and food services at certain terminals. The Company's consolidated operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,800 buses and approximately 1,700 sales outlets.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's results of operations as a percentage of total operating revenue for the three and nine months ended September 30, 2003 and 2002:

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                 2003        2002         2003         2002
                                                 -----       -----        -----        -----
OPERATING REVENUES
   Passenger services .....................       86.8%       87.1%        85.3%        85.7%
   Package express ........................        3.7         3.7          4.0          4.0
   Food services ..........................        4.0         4.2          4.1          4.3
   Other operating revenues ...............        5.5         5.0          6.6          6.0
                                                 -----       -----        -----        -----
     Total Operating Revenues .............      100.0       100.0        100.0        100.0
                                                 -----       -----        -----        -----

OPERATING EXPENSES
   Maintenance ............................       10.0         9.2         10.6         10.0
   Transportation .........................       23.1        23.8         25.5         24.6
   Agents' commissions and station costs ..       17.2        17.7         18.3         18.4
   Marketing, advertising and traffic .....        2.4         2.5          2.6          2.7
   Insurance and safety ...................        6.7         8.3          7.5          7.9
   General and administrative .............       11.4        10.7         12.8         12.5
   Depreciation and amortization ..........        5.1         4.5          5.6          5.0
   Operating taxes and licenses ...........        5.6         5.9          6.1          6.2
   Operating rents ........................        6.9         7.0          8.2          7.9
   Cost of goods sold - food services .....        2.5         2.7          2.7          2.8
   Other operating expenses ...............        1.3         1.6          0.7          0.8
                                                 -----       -----        -----        -----
     Total Operating Expenses .............       92.2        93.9        100.6         98.8
                                                 -----       -----        -----        -----

Operating Income (Loss) ...................        7.8         6.1         (0.6)         1.2
Interest Expense ..........................        2.3         2.2          2.5          2.6
                                                 -----       -----        -----        -----
Income (Loss) Before Income Taxes .........        5.5         3.9         (3.1)        (1.4)
Income Tax Provision ......................        0.0        23.5          0.1          7.6
Minority Interests ........................        0.0        (0.1)         0.0         (0.2)
                                                 -----       -----        -----        -----
Income (Loss) Before Cumulative Effect
   of Accounting Change ...................        5.5       (19.5)        (3.2)        (8.8)
Cumulative Effect of a Change in Accounting
   for Goodwill ...........................         --        (0.9)          --         (5.3)
                                                 -----       -----        -----        -----
Net Income (Loss) .........................        5.5%      (20.4)%       (3.2)%      (14.1)%
                                                 =====       =====        =====        =====

The following table sets forth certain operating data for the Company for the three and nine months ended September 30, 2003 and 2002. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.

                                                  THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                 2003           2002       % CHANGE          2003            2002         % CHANGE
                                               ---------     ---------     ---------       ---------      ----------      --------
Regular Service Miles (000's) .............       83,200        91,948       (9.5%)          233,180         254,375        (8.3%)
Total Bus Miles (000's) ...................       84,715        93,274       (9.2%)          239,846         260,478        (7.9%)
Passenger Miles (000's) ...................    2,270,469     2,503,441       (9.3%)        6,148,177       6,725,537        (8.6%)
Passengers Carried (000's) ................        6,131         6,532       (6.1%)           16,616          17,756        (6.4%)
Average Trip Length (passenger miles/
passengers carried)........................         370           383        (3.4%)              370             379        (2.4%)
Load (avg. number of passengers per
regular service mile)......................         27.3          27.2        0.4%              26.4            26.4         0.0%
Load Factor (% of available seats
filled)....................................         53.9%         54.7%      (1.5%)             52.1%           52.8%       (1.3%)
Yield (regular route revenue/passenger
miles).....................................    $  0.1058     $  0.0977        8.3%         $  0.1021      $   0.0960         6.4%
Average Ticket Price.......................    $   39.18     $   37.44        4.7%         $   37.78      $    36.35         3.9%
Total Revenue Per Total Bus Mile...........    $   3.266     $   3.010        8.5%         $   3.069      $    2.891         6.2%
Cost Per Total Bus Mile:
   Maintenance.............................    $   0.328     $   0.276       18.8%         $   0.326      $    0.290        12.4%
   Transportation..........................    $   0.753     $   0.716        5.2%         $   0.784      $    0.711        10.3%

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME PERIODS IN 2002

Operating Revenues. Total operating revenues decreased $4.1 million, down 1.5%, and $16.9 million, down 2.2% for the three and nine months ended September 30, 2003, compared to the same periods in 2002.

Passenger services revenues decreased $4.3 million, down 1.8%, and $17.8 million, down 2.8%, for the three and nine months ended September 30, 2003, compared to the same periods in 2002. A significant portion of the decline, $3.1 million during the third quarter of 2003 and $14.3 million for the nine months ended September 30, 2003, was due to reduced revenue in the Hispanic passenger markets due to the shut-down of operations at one of the Company's subsidiaries during the third quarter of 2002. Additionally, during the nine months ended September 30, 2003 passenger revenues were adversely affected by the following external factors: severe winter weather in February 2003 resulting in the temporary suspension of service and lost sales in the Northeast U.S., the war in Iraq and resulting increase in the terror alert level during the Easter and Memorial Day holidays, the blackout in the Northeast U.S. during August and the hurricane along the U.S. East Coast during September.

During the first quarter of 2003 a 9.0% decline in passengers carried was significantly offset by a 6.4% increase in ticket prices resulting in a 3.1% passenger revenue decline for the quarter. During the second quarter of 2003 the Company reduced restrictions on advance purchase discount tickets in an attempt to stimulate demand. While this moderated the decline in passengers carried (along with the placement of Easter which occurred in the second quarter of 2003 compared to the first quarter of 2002), the resultant change in mix of tickets sold substantially reduced the increase in average ticket price. As a result, the second quarter passenger decline of 4.3%, only slightly offset by a 0.8% increase in average ticket price, produced a decline in passenger revenue similar to the first quarter of 2003. Entering into the peak summer travel period, the Company replaced and increased the restrictions on advance purchase discount tickets and raised ticket prices on long distance trips. While the increase in ticket prices caused a further decline in passengers, down 6.1%, the 4.7% increase in average ticket prices largely offset these passenger declines, resulting in only a 1.8% decline in passenger revenue in the third quarter of 2003.

Package express revenues decreased $0.2 million, down 1.5%, and $0.6 million, down 2.1%, for the three and nine months ended September 30, 2003, compared to the same periods in 2002. The Company continues to experience reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) which has been somewhat offset by increases in Daily Direct, a guaranteed same day or early next morning service, as well as increases in Authorized Shipping Outlet sales for United Parcel Service.

Food services revenues decreased $0.8 million, down 6.6%, and $1.6 million, down 5.1%, for the three and nine months ended September 30, 2003, compared to the same periods in 2002 primarily due to the decrease in passenger traffic.

Other operating revenues, consisting primarily of revenue from travel services and in-terminal sales and services, increased $1.2 million, up 8.2%, and $3.2 million, up 7.0%, for the three and nine months ended September 30, 2003, compared to the same periods in 2002. The increase is principally due to increased charter services and increases in "meet and greet" services provided to cruise lines.

Operating Expenses. Total operating expenses decreased $8.7 million, down 3.3%, and $3.3 million, down 0.4% for the three and nine months ended September 30, 2003 compared to the same periods in 2002. The reduction in expenses is primarily due to lower sales, reduced bus miles and staffing reductions partially offset by increases in maintenance costs, pension expense and depreciation. Additionally, expenses for the quarter include severance costs related to a reduction in force on October 1, 2003 and the write-off of an investment in an unconsolidated subsidiary partially offset by a write-off in the prior year of Golden State Transportation.

Maintenance costs increased $2.1 million, up 8.0%, and $2.7 million, up 3.5% for the three and nine months ended September 30, 2003 compared to the same periods in 2002. On a per mile basis, maintenance costs increased 18.8% and 12.4%, for the three and nine months ended September 30, 2003, primarily due to a higher average fleet age, inflationary wage rate increases for mechanics and increased materials costs as a result of fewer bus engines and transmissions under warranty. Additionally, regular service bus miles were down significantly, 9.5% for the three months and 8.3% for the nine months ended September 30, 2003. As a result, the fixed cost component of maintenance, principally real estate and related costs as well as supervision, increased on a per mile basis.

Transportation expenses which consist primarily of fuel costs and driver salaries, decreased $3.0 million, down 4.5% for the three months ended September 30, 2003, and increased $2.9 million, up 1.5% for the nine months ended September 30, 2003, compared to the same periods in 2002. During the three and nine months ended September 30, 2003 the average cost per gallon of fuel was $0.88 and $0.91 per gallon, compared to $0.80 and $0.73 per gallon during the same periods in 2002, resulting in increased fuel costs of $1.1 million and $7.4 million, respectively. Additionally, driver hiring and training costs were $1.4 million higher during the nine months ended September 30, 2003 due to increased hiring of new drivers during the first quarter of 2003. The increase in fuel and driver hiring costs was offset by reduced costs due to the reduction in miles operated. On a per-mile basis, excluding the effects of fuel price changes and driver hiring costs, transportation expenses increased by 4.0% and 5.1%, for the three and nine months ended September 30, 2003, due mainly to contractual driver wage increases and fewer miles operated in the Company's subsidiaries which generally operate at a lower driver wage rate per mile than in the Greyhound Lines unit.

Agents' commissions and station costs decreased $2.3 million, down 4.6%, and $3.6 million, down 2.6%, for the three and nine months ended September 30, 2003, compared to the same periods in 2002. The decrease is primarily due to lower commissions as a result of decreased ticket sales and lower terminal and call center wages due to reduced staffing resulting from lower passenger volumes.

Marketing, advertising and traffic expenses decreased $0.4 million, down 5.2%, and $1.4 million, down 6.9%, for the three and nine months ended September 30, 2003, compared to the same periods in 2002. As leisure and discretionary travel has remained soft, management continues to reduce advertising and department staffing when compared to prior year.

Insurance and safety costs decreased $4.8 million, down 20.5%, and $4.3 million, down 7.2% for the three and nine months ended September 30, 2003 compared to the same periods in 2002. For the three and nine months ending September 30, 2003, the decline is principally due to a one-time charge in the prior year of $3.1 million resulting from a change in reserving methodology from the actuarial mid-point to the actuarial maximum. Additional declines were due to the reduction in miles operated and in the number of severe accidents, offset somewhat by an increase in the cost of excess insurance coverage and growth in the average cost per claim due principally to medical cost inflation.

General and administrative expenses increased $1.2 million, up 3.8% during the three months ended September 30, 2003, and decreased slightly during the nine months ended September 30, 2003 compared to the same periods in 2002. The increase for the three months ended September 30, 2003, is attributable to higher pension costs of $2.7 million, partially offset by lower health and welfare costs and decreased wages and other costs due to lower business volumes. For the nine months ended September 30, 2003, higher pension costs were completely offset by other cost reductions.

Depreciation and amortization expenses increased $1.4 million, up 11.4%, and $3.5 million, up 9.3%, for the three and nine months ended September 30, 2003, compared to the same periods in 2002. The increases are primarily due to inflationary increases in the cost of recent capital expenditures for buses, structures and capitalized software which, due to the long-lived nature of the Company's assets, significantly exceeds the historical cost basis of asset disposals.

Operating taxes and licenses expense decreased $0.9 million, down 5.5%, and $1.6 million, down 3.4%, for the three and nine months ended September 30, 2003, compared to the same periods in 2002. Decreased fuel taxes as a result of a decline in miles operated were somewhat offset by increased property taxes.

Operating rents decreased $0.6 million, down 2.9% for the three months ended September 30, 2003, and increased $0.6 million, up 1.0%, for the nine months ended September 30, 2003, compared to the same periods in 2002. During the nine months ended September 30, 2003 the increase is due to higher casual bus rentals as a result of the increases in charter revenue and the placement of Christmas (which resulted in more return traffic occurring in January 2003 than occurred in January 2002), offset by declines in casual bus rentals in the third quarter as a result of lower business volume.

Food services cost of goods sold decreased $0.7 million, down 9.8%, and $1.5 million, down 7.1%, for the three and nine months ended September 30, 2003, compared to the same periods in 2002 due primarily to the decrease in food services revenues and actions taken by management to reduce hours of operation.

Other operating expenses decreased $0.7 million, down 15.7%, and $0.5 million, down 8.9% for the three and nine months ended September 30, 2003, compared to the same periods in 2002. For the three and nine months ended September 30, 2003, severance costs related to a reduction in force and the write-off of an investment in an unconsolidated subsidiary were less than a $4 million charge in the prior year associated with the write-off of an investment in and receivables from Golden State Transportation. Additionally, during the nine months ended September 30, 2003 severance costs associated with the departure of the Company's Chief Executive Officer were largely offset by gains recorded on the sale of an investment. Management anticipates savings of approximately $2.5 to $3.5 million per quarter beginning in the fourth quarter of 2003 due to the workforce reduction.

Interest expense increased $0.2 million, up 3.8% for the three months ended September 30, 2003, and decreased $1.1 million, down 5.8%, for the nine months ended September 30, 2003, compared to the same periods in 2002. The increase for the three months ended September 30, 2003 was due to the increased borrowings and borrowing rate under the Company's amended and restated revolving credit facility. The decrease for the nine months ended September 30, 2003 is due to a decrease in the average debt outstanding during the period and a decrease in overall interest rates.

During the third quarter of 2002 the Company established a full valuation allowance for its deferred tax assets, and as a result the Company's current year tax expense for the three and nine months ended September 30, 2003 principally represents state tax expense related to the Company's subsidiaries which operate in separate return states.

Minority interests for the three and nine months ended September 30, 2003, reflects the minority partners' share of current year profit and losses in the Company's Hispanic joint ventures. During the three months ended September 30, 2003 the joint ventures were profitable while in the same period in 2002 they incurred losses, and during the nine months ended September 30, 2003 the joint ventures incurred lower losses than during the same periods in 2002.

During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142") and, as a result, recorded a non-cash charge as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires significant cash flows to finance capital expenditures, including bus acquisitions, and to meet its debt service and other continuing obligations. As of September 30, 2003, the Company had $211.6 million of outstanding debt, implicit debt equivalent to $269.7 million for off-balance sheet bus operating leases and $56.9 million of outstanding letters of credit (which principally support recorded claims liabilities). The Company's principal sources of liquidity are expected to be cash flow from operations (which is net of cash charges for interest expense and lease payments under the Company's bus operating leases), proceeds from operating lease or other equipment financing for new bus purchases and borrowings under its revolving credit facility. Generally new term financing (including bus operating lease financing) must be obtained to support the Company's annual capital expenditure needs. Additionally, the Company is currently limited under the terms of its senior note indenture as to the amount of additional indebtedness that may be incurred. If new bus financing cannot be obtained in the future, or is limited pursuant to the senior note indenture, the Company would have to reduce capital expenditures, resulting in an increase in fleet age and costs to operate the fleet.

Net cash provided by operating activities for the nine months ended September 30, 2003 was $16.6 million, a decrease of $60.0 million from the $76.6 million provided during the same period of 2002. The decrease is primarily due to the increased operating loss during the nine months ended September 30, 2003, reductions in rents payable and slower growth in recorded claims liabilities. The reduction in rents payable is principally due to the timing of uneven rent payments on a large bus lease and the slower growth in recorded claims liabilities is principally due to increased levels of claims payments as the portfolio matures. Net cash used by investing activities for the nine months ended September 30, 2003 was $12.0 million compared to $26.8 million used for investing activities during the same period of 2002. For the nine months ended September 30, 2003 the Company had lower capital expenditures and increased proceeds due to investment gains recorded on the sale of securities owned by the Company. Net cash used by financing activities for the nine months ended September 30, 2003 was $4.9 million compared to $60.5 million used for financing activities during the same period in 2002. The reduction was principally due to lower repayments of advances under the Revolving Credit Facility.

On May 14, 2003, the Company entered into an amended and restated revolving credit facility ("Revolving Credit Facility") superceding the previous revolving credit facility. Changes to the agreement included, among other things, a lower advance rate on buses, the addition of all remaining unpledged buses to the collateral base, a modified advance rate on real estate collateral, increased rates of interest on borrowings and letter of credit fees, an increase in the letter of credit sub-facility, a lower minimum cash flow to interest expense ratio and a higher maximum total debt to cash flow ratio for the balance of 2003, elimination of the minimum net worth covenant and the addition of a minimum cash flow covenant. As of September 30, 2003, the Company was in compliance with all such covenants. As of September 30, 2003, the Company had outstanding borrowings under its Revolving Credit Facility of $5.4 million, issued letters of credit of $56.9 million and availability of $52.4 million.

In accordance with the terms of the Revolving Credit Facility the Company submitted a financial forecast for the remainder of 2003 and 2004 to the agent bank. Based upon this forecast management is unable to predict with reasonable assurance whether the Company will remain in compliance with the terms of the Revolving Credit Facility. Although the Company has been successful in obtaining necessary amendments to the Revolving Credit Facility in the past, there can be no assurances that the Company will obtain additional modifications in the future, if needed, or that the cost of any future modifications or other changes in the terms of the Revolving Credit Facility would not have a material effect on the Company.

PBGC AGREEMENT AND POTENTIAL PENSION PLAN FUNDING REQUIREMENTS

Laidlaw International, Inc. ("LII"), collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the "Laidlaw Group"), are party to an agreement with the Pension Benefit Guaranty Corporation ("PBGC") regarding the funding levels of the Company's pension plans (the "PBGC Agreement"). Under the PBGC Agreement, upon LII's emergence from bankruptcy on June 23, 2003, the Laidlaw Group contributed $50 million in cash to the pension plans. Additionally, LII issued 3.8 million shares of common stock of LII to a trust formed for the benefit of the pension plans (the "Pension Plan Trust"). The fair value of the LII common stock was estimated to be $50 million at the time of emergence based upon third party valuations provided to LII in connection with their bankruptcy proceedings. The trustee of the Pension Plan Trust will sell the stock as soon as practicable, but in no event later than the end of 2004. All proceeds from the stock sales will be contributed directly to the pension plans. If the proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans at the end of 2004. Further, the Laidlaw Group will contribute an additional $50 million in cash to the pension plans in June 2004. These contributions and transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations.

The most significant of the pension plans (the "ATU Plan") represents approximately 90% of the total obligations of the pension plans. Based upon current regulations and plan asset values at September 30, 2003, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made along the timeframe outlined above, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may prescribe changes in actuarial mortality tables and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significant additional minimum funding contributions in the future.

The first $50 million cash contribution has been designated by LII as a capital contribution to the Company and, accordingly, in June 2003 the Company recorded a $50 million increase in additional paid in capital and a $50 million reduction in pension obligations. At September 30, 2003, all 3.8 million shares of LII common stock remained in the Pension Plan Trust and no dividends had been received from LII on these shares. Based upon the closing price of the LII stock on the over the counter market, the shares had an aggregate market value of $39.1 million at November 11, 2003.

INSURANCE COVERAGE

The Department of Transportation ("DOT") has granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company's tangible net worth has fallen below the minimum required by the DOT to maintain self-insurance authority. In March 2003, the Company sought a waiver from DOT of this tangible net worth requirement. On July 25, 2003, the DOT granted the waiver of this requirement through December 31, 2004. As a condition of the waiver, the Company was required to increase the self-insurance trust fund by $2.7 million. The DOT will also require the Company to make additional trust fund contributions to the extent that self-insured reserves exceed (as measured semi-annually) the then balance in the trust fund. The trust fund level will be reduced back to $15 million once the Company's tangible net worth exceeds $10 million. The loss or further modification of self-insurance authority from the DOT could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

UNION CONTRACTS

The Amalgamated Transit Union (the "ATU") represents approximately 4,833 of the Company's employees, including drivers, telephone information agents in the Omaha location, terminal workers in seven locations and about half of the Company's mechanics. The largest ATU agreement ("ATU 1700"), covers the drivers and maintenance employees and expires on January 31, 2004. The Company began early contract negotiations with ATU 1700 in an attempt to enter into a new bargaining agreement prior to the January 31, 2004 expiration of the current agreement. In April 2003 and again in September 2003 new bargaining agreements were submitted to the membership of ATU 1700 for vote. In May 2003 and again in October 2003, the members voted to reject the proposed contracts. As of the date of this report additional negotiations have been scheduled for January 2004. If the members of ATU 1700 were to engage in a strike or other work stoppage the Company could experience a significant disruption of operations, or if the Company is unable to negotiate an acceptable new agreement there could be an increase in operating costs as a result of higher wages or benefits paid to the union members, either of which could have a material adverse effect on the business, financial condition and results of operations of the Company.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

Statements in this Form 10-Q that are not purely historical facts, including statements regarding our beliefs, expectations, intentions, projections or strategies for the future, may be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the general economic condition of the United States and the future level of bus travel demand; the impact of future terrorist incidents; operational disruptions as a result of bad weather; the Company's future yields; increased costs for security; the cost and availability of excess insurance coverage and the Company's ability to retain authority to self-insure; the impact of changes in fuel prices; the effect of future Government regulations; potential pension plan funding requirements; limitations on financing flexibility and availability due to the potential inability of the Company to remain in compliance with covenants required under its various debt agreements or changing credit markets; the ability to renew labor agreements without incurring a work stoppage or slowdown; disruptions to Company operations as a result of forced relocations of terminals or garages; and other factors described from time to time in the Company's publicly available Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the disclosures provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk as set forth in the Company's 2002 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Greyhound Lines, Inc.'s management, including the Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company had sufficient procedures for recording, processing, summarizing and reporting financial information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. The Company's management designed Greyhound Lines, Inc.'s disclosure controls and procedures.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:  November 14, 2003
                                              GREYHOUND LINES, INC.

                                              By:  /s/ Cheryl W. Farmer
                                                   --------------------------
                                                   Cheryl W. Farmer
                                                   Vice President - Finance


                                              ATLANTIC GREYHOUND LINES OF
                                              VIRGINIA, INC.

                                              By:  /s/ Cheryl W. Farmer
                                                   --------------------------
                                                   Cheryl W. Farmer
                                                   Vice President - Finance


                                              GLI HOLDING COMPANY

                                              By:  /s/ Cheryl W. Farmer
                                                   --------------------------
                                                   Cheryl W. Farmer
                                                   Vice President - Finance


                                              GREYHOUND de MEXICO, S.A. de C.V.

                                              By:  /s/ William J. Gieseker
                                                   --------------------------
                                                   William J. Gieseker
                                                   Examiner

                                              SISTEMA INTERNACIONAL de
                                              TRANSPORTE de AUTOBUSES, INC.

                                              By:  /s/ Cheryl W. Farmer
                                                   --------------------------
                                                   Cheryl W. Farmer
                                                   Vice President - Finance


                                              TEXAS, NEW MEXICO & OKLAHOMA
                                              COACHES, INC.

                                              By:  /s/ Cheryl W. Farmer
                                                   --------------------------
                                                   Cheryl W. Farmer
                                                   Vice President - Finance


                                              T.N.M. & O. TOURS, INC.

                                              By:  /s/ Cheryl W. Farmer
                                                   --------------------------
                                                   Cheryl W. Farmer
                                                   Vice President - Finance


                                              VERMONT TRANSIT CO., INC.

                                              By:  /s/ Cheryl W. Farmer
                                                   --------------------------
                                                   Cheryl W. Farmer
                                                   Vice President - Finance

                               INDEX TO EXHIBITS

31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.