Form 10-K
period 2003-12-31
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC
filed 2004-03-30
CIK 813040, 813041, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission file number 1-10841

GREYHOUND LINES, INC.

and its Subsidiaries Identified in Footnote (1) Below
(Exact name of registrant as specified in its charter)

Delaware	86-0572343
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

15110 N. Dallas Parkway, Suite 600, Dallas, Texas	75248
(Address of principal executive offices)	(Zip code)

(972) 789-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

8 ½ % Convertible Subordinated Debentures, due March 31, 2007	American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:
None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

     Aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2003, was $0.

     As of March 15, 2004, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant’s parent company.

(1)	This Form 10-K is also being filed by the co-registrants specified under the caption “Co-Registrants”, each of which is a wholly-owned subsidiary of Greyhound Lines, Inc. and each of which has met the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K for filing Form 10-K in a reduced disclosure format.

(2)	The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form in a reduced disclosure format.

Co-Registrants

This Form 10-K is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

		I.R.S. Employer	Jurisdiction
	Commission	Identification	Of
Name	File No.	No.	Incorp.
Atlantic Greyhound Lines of Virginia, Inc.	333-27267-01	58-0869571	Virginia

GLI Holding Company	333-27267-04	75-2146309	Delaware

Greyhound de Mexico, S.A. de C.V.	333-27267-05	None	Republic of Mexico

Sistema Internacional de Transporte de Autobuses, Inc. 802 Commerce Street, 3rd Floor Dallas, Texas 75201 (214) 849-8616	333-27267-08	75-2548617	Delaware

Texas, New Mexico & Oklahoma Coaches, Inc. 1313 13th Street Lubbock, Texas 79408 (806) 763-5389	333-27267-10	75-0605295	Delaware

T.N.M. & O. Tours, Inc. (Same as Texas, New Mexico & Oklahoma Coaches, Inc.)	333-27267-11	75-1188694	Texas

Vermont Transit Co., Inc. 345 Pine Street Burlington, Vermont 05401 (802) 862-9671	333-27267-12	03-0164980	Vermont

As of December 31, 2003, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

GREYHOUND LINES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

		Page No.
	PART I
Item 1.	Business	5
Item 2.	Properties	12
Item 3.	Legal Proceedings	13
	PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A.	Controls and Procedures	57
	PART III
Item 14.	Principal Accountant Fees and Services	58
	PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	59
Amended/Restated Certification of Incorporation
Bylaws of Greyhound Lines, Inc.
Second Supplemental Indenture
Supplemental Executive Retirement Plan
First Amendment to Executive Retirement Plan
Second Amendment to Executive Retirement Plan
Third Amendment to Executive Retirement Plan
Executive Retirement Plan Trust Agreement
Amended Employment Agreement
Amendment to Amended Executive Employment Agrmt.
Memorandum of Agreement
Change in Control Severance Pay Program
Form of Change in Control Agreement
Subsidiaries of the Registrant
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Pursuant to Section 906

Risks Associated with Forward-Looking Statements Included in this Form 10-K

     Statements in this Form 10-K that are not purely historical facts, including statements regarding beliefs, expectations, intentions, projections or strategies for the future of Greyhound Lines, Inc. and subsidiaries (the “Company”), may be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the general economic condition of the United States and the future level of bus travel demand; the impact of future terrorist incidents; operational disruptions as a result of bad weather; the Company’s future yields; increased costs for security; the cost and availability of excess insurance coverage and the Company’s ability to retain authority to self-insure; the impact of changes in fuel prices; the effect of future Government regulations; potential pension plan funding requirements; limitations on financing flexibility and availability due to the potential inability of the Company to obtain extensions of the maturity date of its revolving credit facility or to remain in compliance with covenants required under its various debt agreements consequently affecting the ability of the Company to continue as a going concern; changing credit markets; the ability to renew labor agreements without incurring a work stoppage or slowdown; disruptions to Company operations as a result of forced relocations of terminals or garages; and other factors described from time to time in the Company’s publicly available Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

PART I

ITEM 1. BUSINESS

General

     Greyhound Lines, Inc. and subsidiaries (“Greyhound” or the “Company”) is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company serves the value-oriented customer by connecting rural and urban markets throughout the United States, offering scheduled passenger service to more than 2,600 destinations with a fleet of approximately 2,800 buses and approximately 1,700 sales locations. The Company also provides package express service, travel services and, in some terminals, food service. For the year ended December 31, 2003, the Company generated total operating revenues of $975.5 million.

     The Company serves a diverse customer base, consisting primarily of low to middle income passengers from a wide variety of ethnic backgrounds. The demographic groups that make up the core of the Company’s customer base are growing at rates faster than the U.S. population as a whole. The Company believes that it is uniquely positioned to serve this broad and growing market because (i) the Company’s operating costs, which are lower on an available-seat-mile basis than other modes of intercity transportation, enable it to offer passengers everyday low prices, (ii) the Company offers the only means of regularly scheduled intercity transportation in many of its markets, and (iii) the Company provides additional capacity during peak travel periods to accommodate passengers who lack the flexibility to shift their travel to off-peak periods.

     On March 16, 1999, the Company’s stockholders approved the Agreement and Plan of Merger with Laidlaw Inc. pursuant to which the Company became a wholly-owned subsidiary of Laidlaw Inc. (the “Merger”).

     On June 28, 2001, as part of a financial restructuring, Laidlaw Inc., Laidlaw USA, Inc., Laidlaw International Finance Corporation, Laidlaw Investments Ltd., Laidlaw One, Inc. and Laidlaw Transportation, Inc. filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York, under a jointly administered case captioned, In re: Laidlaw USA, Inc., et al, Case No. 01-14099. On that date, Laidlaw Inc. and Laidlaw Investments Ltd. also filed cases under the Canada Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Canada, court file no. 01-CL-4178. Neither Greyhound, nor any of its subsidiaries were included in, or made party to, these reorganization filings and proceedings.

     Effective June 23, 2003, Laidlaw Inc. emerged from the court-supervised reorganization process after completing all required actions and satisfying or reaching agreement with its creditor constituencies on all remaining conditions to its Third Amended Plan of Reorganization. This Plan was confirmed by the U. S. Bankruptcy Court for the Western District of New York by order dated February 27, 2003. In accordance with the Plan of Reorganization, Laidlaw Inc. completed an internal corporate restructuring, in which Laidlaw International, Inc. acquired all of the assets of Laidlaw Inc., a Canadian corporation. Additionally, pursuant to the Plan, Laidlaw International, Inc. domesticated to the United States as a Delaware corporation. Laidlaw International, Inc. and its predecessor Laidlaw Inc. are referred to as “Laidlaw.”

Markets

     Passengers. While the Company’s major passenger markets are large metropolitan areas, its business is geographically fragmented, with the 50 largest sales outlets or the 1,200 largest origin/destination city pairs producing approximately 50% of 2003 ticket sales. Demographic studies have shown that the Company’s potential riders are concentrated in the northeastern, southern and industrial mid-western United States, as well as Texas and California. The typical passenger travels to visit friends and relatives and generally has an annual income below $35,000. In many cases, the Company’s passengers report that they own automobiles considered sufficiently reliable for a trip of a similar distance, but travel by bus because they are traveling alone or because of the lower cost of bus travel. The majority of the Company’s customers usually make the decision to take a trip only a short time before actually traveling and, for the most part, pay cash for their tickets on the day of departure.

     Package Express. The Company’s package express service targets commercial shippers and delivery companies that require rapid delivery of small parcels, typically between 100 and 500 miles. The Company’s product offerings include standard delivery, which is the traditional low-value, terminal-to-terminal delivery product, as well as priority and same day delivery, which are the premium priced products typically delivered door to door. The Company satisfies the door-to-terminal/terminal-to-door portion of priority and same day deliveries principally through relationships with over 300 courier companies, which serve over 400 markets. Shipments include automotive repair parts, wholesale foods, computer parts and forms, fresh flowers, optical, medical and dental supplies, architectural and legal documents and pharmaceutical products. With its extensive network and multiple schedules, the Company is able to provide expedited service, especially to rural areas. Most shipments arrive at their destination on the same day they are shipped or by 8:00 a.m. the following morning. The Company also provides local courier services through its subsidiaries in three metropolitan markets: Minneapolis, MN, Chicago, IL and Houston, TX. In addition, the Company provides shipping services at its retail counters in selected markets as an Authorized Shipping Outlet for United Parcel Service.

     Food Service. The Company’s food service division gives passengers the ability to purchase food, gifts and logo merchandise in over 55 terminal locations. In addition to cafeteria-style restaurants, convenience store type “grab and go” facilities and gift shops, the Company also offers national brand concepts such as Star Hardee’s, KFC, Blimpies and Pizza Hut.

     Travel Services. The Company offers charter and tour services (“travel services”) principally for group travel to and from specific events, such as concerts, sporting events, casinos and conventions. Generally the passenger business provides the bus and driver resources for these travel services on an “as available” basis, such that resources are often only available in off-peak periods, generally weekdays outside of the peak summer and holiday periods. However, the Company has also established dedicated bus and driver resources for travel services operations in certain cities so that the operations in these cities are not completely dependent on resource availability from the passenger business and are, accordingly, able to offer travel services on the weekends and in the summer. Additionally the Company operates “meet and greet” services for cruise lines at five ports in the United States. The “meet and greet” service consists of meeting cruise line passengers (usually at airports) and transferring these passengers and their baggage to and from cruise ships.

Marketing and Advertising

     The Company’s marketing and advertising philosophy is geared toward stimulating travel through price awareness, improving the awareness and image of Greyhound among potential customers and inducing first-time and repeat travel. The Company uses various means to advertise its passenger travel business including radio, television and print media (primarily yellow pages). Additionally, the Company offers convenient around-the-clock fare and schedule quotations via a toll-free telephone number through its telephone information centers and through the Company’s internet web site. The Company’s telephone centers and web site handled 40.1 million requests in 2003, an increase of 2.3% over 2002. The Company also markets its passenger and in-terminal services through advertising in the terminal facilities and on its ticket jackets.

Operations

     The Company utilizes approximately 130 company-operated bus terminals and approximately 1,520 agency-operated terminals and/or sales agencies. Maintenance garages are maintained at 27 strategic locations and are supplemented by company-operated service islands and fueling points. The Company currently has approximately 4,400 drivers based in approximately 100 different locations across the country. In the Greyhound Lines unit, drivers report to driver supervisors who are organized into 11 districts reporting to district managers of customer operations. The scheduling and dispatch of the buses and drivers is a centralized function that coordinates with the districts in the planning and execution of daily operations. The flexing of capacity to meet demand is accomplished through the management of national dispatch operations for equipment and drivers, rental of additional buses to cover peak demand periods, planning and coordinating extra sections with the districts and analyzing and implementing pooling and through service arrangements with other carriers. Annual planning of the fleet size and driver requirements by location is also centralized. Subsidiaries of Greyhound Lines independently coordinate and manage their own driver and fleet resources.

     Information technology is an integral component of the Company’s operations. The Company’s information systems support, among other things, its web site, scheduling and pricing, dispatch, operations planning, bus maintenance, telephone information center, customer service, point of sale, payroll and finance functions. As of December 31, 2003, the Company’s automated fare and schedule quotation and ticketing system, called TRIPS, was in use at 434 locations.

Competition

     Passengers. The transportation industry is highly competitive. The Company’s primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines, and, in some markets, regional bus companies and trains. Typically, the Company’s customers decide to travel only a short time before their trip and purchase their tickets on the day of travel. The Company’s everyday low pricing strategy usually results in “walk-up” fares substantially below comparable airline fares. In instances where the Company’s fares exceed an airline discount fare, the Company believes the airline fares are temporary or are typically more restrictive and less readily available than travel provided by the Company. However, the Company also utilizes advance purchase discount programs in order to attract the price sensitive customer. Price, destination choices and convenient schedules are the ways in which the Company meets this competitive challenge.

     The automobile is the most significant form of competition to the Company. The out-of-pocket costs of operating an automobile are generally less expensive than bus travel, particularly for multiple persons traveling in a single car. The Company meets this competitive threat through price and convenient scheduling.

     Additionally, the Company experiences competition from regional bus companies and small local bus companies that cater to particular ethnic groups. Price, frequency of service, and convenient scheduling are the current strategies of the Company to meet this competition. The Company’s competitors possess operating authority for, but do not currently operate over, numerous routes potentially competitive to the Company. Based on market and competitive conditions, the regional bus companies could operate such routes in the future. Competition by U.S.-based bus and van operators for the market represented by Spanish speaking customers in the U.S. is growing. As of January 1, 1997, barriers to entry into the regular-route cross-border bus market between the U.S. and Mexico were scheduled to be reduced under the North American Free Trade Agreement (“NAFTA”), although entry into either market would still be regulated by the respective U.S. and Mexican regulatory authorities. In March 2002, the U.S. Department of Transportation (“DOT”) issued a series of rules establishing the process that Mexican-domiciled companies must follow to obtain authority to perform cross-border bus operations into the United States. These rules require Mexican companies to comply with all U.S. safety requirements and labor and immigration laws. A federal court stayed these rules late in 2002 until DOT completes an environmental impact review required by federal law. DOT commenced the environmental impact review, but also appealed the adverse court decision to the U.S. Supreme Court. In late 2003, the Supreme Court agreed to hear the appeal and is expected to issue a decision in mid-2004. Once either the environmental impact review is complete or the Supreme Court rules that no such review is required, the Company could experience significant new competition on routes, to, from and across Mexican border points. Additionally, certain U.S.-based operators are providing cross-border service into Mexico at this time. NAFTA also permits U.S. carriers to make controlling investments in carriers domiciled in Mexico and permits Mexican carriers to make controlling investments in carriers domiciled in the United States. In addition to bringing new competition, the Company believes that the changes under NAFTA will increase the volume of bus travel along both sides of the border and provide the Company with a growth opportunity. The Company believes that the most effective way to service passengers in this market is through ventures or ticket selling arrangements with Mexico-based bus carriers. The Company has established a separate operating subsidiary that, through these ventures, provides through-bus service at most major gateways between the United States and Mexico. Additionally, in some of its terminals Greyhound Lines sells tickets for travel in Mexico on Grupo Estrella Blanca (“GEB”), a Mexico-based bus carrier, and GEB sells tickets for travel in the U.S. on Greyhound Lines in certain of their terminals in Mexico.

     Package Express. The Company faces intense competition in its package express service from local courier services and overnight express and ground carriers. The Company continues to develop programs to meet this competition and further develop its package express business. These programs focus on system upgrades to improve service, billing and tracking for its customers, localized marketing strategies, and local, regional or national alliances with, or acquisitions of, pick up and delivery carriers. Due to the incremental nature of the package express business, the Company is able to provide same-day intercity package express service at distances of up to 500 miles at a substantially lower price than those charged by other delivery services.

     Food Service. The captive nature of the food service operations in the Company’s terminals limits competition; however, in some locations proximity of terminals to fast food outlets and convenience stores can pose a competitive factor.

     Travel Services. Charter services are provided by several thousand local operators as well as a few regional carriers. Pricing, type of equipment and consistency in service are the principal factors both in generating new business and retaining existing customers. The Company principally competes based upon price and consistency of service, and continues to develop diversified product offerings in order to meet the customers’ demands.

Operating Environment

     The Company’s business is affected by changes in economic conditions, consumer preferences and spending patterns, medical and wage inflation, demographic trends, consumer perceptions of transportation safety, costs of safety, security and environmental measures, road congestion and the weather. Following the September 11, 2001 terrorist attacks the Company increased its spending for safety and security in the bus terminals by approximately $5 million annually. Additionally, it is possible that the Transportation Security Administration (“TSA”) could mandate security procedures that exceed the level currently provided by the Company further increasing costs. The Company has also incurred significant increases in insurance costs principally due to medical inflation, increases in excess insurance premiums and several significant claims arising from in-transit criminal assaults against drivers. Past terrorist acts and incidents on buses, or perceptions about future attacks, including changes in the Homeland Security threat levels, have and could continue to adversely affect the demand for the Company’s services.

Seasonality

     The Company’s business is seasonal in nature and generally follows the pattern of the travel industry as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. As a result, the Company’s cash flows are also seasonal with a disproportionate amount of the Company’s annual cash flows being generated during the peak travel periods. Therefore, an event that adversely affects ridership during any of these peak periods could have a material adverse effect on the Company’s financial condition and results of operations for that year. The day of the week on which certain holidays occur, the length of certain holiday periods, and the date on which certain holidays occur within a fiscal quarter, may also affect the Company’s quarterly results of operations.

Workforce

     At March 1, 2004, the Company employed approximately 11,000 workers, consisting of approximately 3,600 terminal employees, 4,400 drivers, 1,000 supervisory personnel, 700 mechanics, 400 telephone information agents, and 900 clerical workers. Of the total workforce, approximately 9,000 are full-time employees and approximately 2,000 are part-time employees.

     At March 1, 2004, approximately 46% of the Company’s employees were represented by collective bargaining agreements. The Amalgamated Transit Union (the “ATU”) represents approximately 4,400 of the Company’s employees, including drivers, about half of the Company’s mechanics and terminal workers in four locations. The largest ATU agreement (“ATU 1700”), covers the drivers and maintenance employees and had an expiration date of January 31, 2004. During January 2004, a new bargaining agreement was tentatively agreed to by the parties. This agreement was submitted to the membership of ATU 1700 for ratification and the expired agreement was extended to March 26, 2004. On March 26, 2004, the membership of ATU 1700 ratified the agreement. The new agreement expires on January 31, 2007.

     The United Transportation Union Local No. 1697 (“UTU 1697”) represents approximately 140 drivers at one of the Company’s wholly-owned subsidiaries. The collective bargaining agreement covering these employees expired on February 28, 2004, and the parties are continuing to negotiate. If the members of the UTU 1697 were to engage in a strike or other work stoppage the Company could experience a disruption in operations that could have an adverse effect on the Company’s financial condition and results of operations.

     The International Association of Machinists and Aerospace Workers (the “IAM”) represents approximately 400 of the Company’s employees, including the remaining mechanics. The IAM agreements expire on October 1, 2004. The Company also has bargaining agreements with the International Brotherhood of Teamsters, which represent approximately 100 employees at three terminal locations and the United Transportation Union, which represents approximately 200 employees at two of the Company’s subsidiaries.

Trademarks

     The Company owns the Greyhound name and trademarks and the “image of the running dog” trademarks worldwide. The Company believes that this name and the trademarks have substantial consumer awareness.

Government Regulation

     The Department of Transportation. As a motor carrier engaged in interstate, as well as intrastate, transportation of passengers and express shipments, the Company is, and must remain, registered with the DOT. Failure to maintain a satisfactory safety rating, designate agents for service of process or to meet minimum insurance requirements, after notice and opportunity to remedy, may result in the DOT’s ordering the suspension or revocation of the registration of the Company and its right to provide transportation. DOT regulations also govern the qualifications, duties and hours of service of drivers, the standards for vehicles, parts and accessories, the maintenance of records and the submission of reports pertaining to the Company’s drivers, buses and operations. The Company is subject to periodic and random inspections and audits by the DOT or, pursuant to cooperative arrangements with the DOT, by state police or officials, to determine whether the Company’s drivers, buses and records are in compliance with the DOT’s regulations. The Company, from time to time, has been cited by the DOT or state authorities for non-compliance with regulations but, nevertheless, has retained a satisfactory safety rating. The Company has also been authorized by the DOT to partially self-insure its bodily injury and property damage liability. See “Insurance Coverage.” The DOT also administers regulations to assure compliance with vehicle noise and emission standards prescribed by the Environmental Protection Agency (the “EPA”). All of the buses in the Company’s fleet contain engines that comply with, or are exempt from compliance with, EPA regulations, but, on occasion, the Company has been cited and fined for non-compliance with noise or emission standards.

     Surface Transportation Board. The Company is also regulated by the DOT’s Surface Transportation Board (the “STB”). The STB must grant advance approval for the Company to pool operations or revenues with another passenger carrier. The STB, moreover, must authorize any merger by the Company with, or its acquisition or control of, another motor carrier of passengers. The Company must maintain reasonable through routes with other motor carriers of passengers, and, if found not to have done so, the STB can prescribe them. The Company is party to certain agreements, which are subject to STB authorization and supervision.

     State Regulations. As an interstate motor carrier of passengers, the Company may engage in intrastate operations over any of its authorized routes. By federal law, states are pre-empted from regulating the Company’s fares or its schedules, including the withdrawal of service over any route. However, the Company’s buses remain subject to state vehicle registration requirements, bus size and weight limitations, fuel sales and use taxes, vehicle emissions, speed and traffic regulations and other local standards not inconsistent with federal requirements.

     Other. The Company is subject to regulation under the Americans with Disabilities Act (the “ADA”) pursuant to regulations adopted by the DOT. The regulations require that all new buses acquired by the Company for its fixed route operations must be equipped with wheelchair lifts. Additionally, by October 2006, one-half of the Company’s fleet involved in fixed route operations will be required to be lift-equipped, and by October 2012, such fleet will need to be entirely lift-equipped. The regulations do not require that existing buses be retrofitted with lift equipment, nor do the regulations require the purchase of accessible used buses. Currently the added cost of a built-in lift device in a new bus is approximately $35,000 plus the Company incurs additional maintenance and employee training costs. Passenger revenues could also be impacted by the loss of seating capacity when wheelchair passengers are on the bus, partially offset by potentially increased ridership by disabled persons. At December 31, 2003, approximately 17% of the Company’s fleet used in fixed route operations were wheelchair lift-equipped. To meet the 50% requirement by October 2006, and assuming no change in current fleet size, the Company must retrofit with lifts or replace 869 of its non-lift-equipped buses with lift-equipped buses.

     Following the September 11, 2001 terrorist attacks the Company increased its spending for safety and security in the bus terminals by approximately $5 million annually. Limited government assistance, in the form of grants, is being offered to the bus industry and on August 20, 2003, the Company received a grant of approximately $10.1 million from the TSA for the one-year period ending August 19, 2004. The grant provides reimbursement for incremental spending on safety and security – related initiatives such as: increased passenger screening in the bus terminals, bomb detection devices, installation of protective shields in the driver compartment of buses and installation of “on-board” communication devices. Although the Company has received a one-year grant there can be no assurance that additional grants will be extended in the future.

Insurance Coverage

     Following the Merger and through August 31, 2001, the Company purchased its insurance through Laidlaw with coverage subject to a $50,000 per occurrence deductible for property damage claims and no deductible for all other claims. Additionally, on December 31, 1999, the Company transferred liability for all known, and unknown claims, and all related insurance reserves, associated with the period prior to March 16, 1999 to Laidlaw for which Laidlaw received compensation in an amount equal to the book value of the reserves. Effective September 1, 2001, the Company began purchasing insurance coverage from third-party insurers for claims up to $5.0 million subject to a $3.0 million per occurrence deductible or self insured retention for automobile liability and $1.0 million per occurrence deductible or self insured retention for workers’ compensation and general liability. As of September 1, 2003, the coverage for all claims is subject to a $3.0 million per occurrence deductible or self insured retention. The Company purchases excess coverage for automobile liability, general liability and workers’ compensation insurance through Laidlaw for claims which exceed $5.0 million. The Company also continues to purchase from Laidlaw coverage for physical damage to Company property and business interruption subject to a $100,000 per occurrence deductible.

     The predecessor agency to the STB granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the DOT. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15 million trust fund to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company’s tangible net worth has fallen below the minimum required by the DOT to maintain self-insurance authority. In March 2003, the Company sought a waiver from DOT of this tangible net worth requirement. On July 25, 2003, the DOT granted the waiver of this requirement through December 31, 2004. As a condition of the waiver, the Company was required to increase the self-insurance trust fund by $2.7 million. As of December 31, 2003, the trust was funded in the amount of $17.7 million. The DOT will also require the Company to make additional trust fund contributions to the extent that self-insured reserves exceed (as measured semi-annually) the then balance in the trust fund. During the waiver period, the Company’s self-insurance authority will be subject to periodic review by the DOT.

     Insurance coverage and related administrative expenses are key components of the Company’s cost structure. Additionally, the Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At December 31, 2003, the Company maintained $25.7 million of collateral deposits including the above $17.7 million trust fund and had issued $49.2 million of letters of credit in support of these programs. See Note 7 to the Consolidated Financial Statements. The loss or further modification of self-insurance authority from the DOT or a decision by the Company’s insurers to modify the Company’s program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company’s liquidity, financial condition, and results of operations.

Environmental Matters

     The Company may be liable for certain environmental liabilities and clean-up costs at the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 30 active and 11 inactive locations have been identified as sites requiring potential clean up and/or remediation as of December 31, 2003. Additionally, the Company is potentially liable with respect to four active and seven inactive locations which the EPA has designated as Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean up of those sites. Based on the EPA’s enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of nominal settlement amounts.

     The Company has recorded a total environmental liability of $5.5 million at December 31, 2003 of which approximately $0.7 million is indemnifiable by the predecessor owner of the Company’s domestic bus operations, now known as Viad Corp. The environmental liability relates to sites identified for potential clean up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. The Company expects the majority of this environmental liability to be paid over the next five to ten years. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

Code of Ethics

     The Company has adopted a written code of ethics, “Code of Business Conduct and Ethics” which is applicable to, among others, the Company’s Chief Executive Officer, principal financial officer, principal accounting officer and controller (or persons performing similar functions) (collectively, the “Financial Officers”). In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the Code of Business Conduct and Ethics is publicly available on the website of the Company’s parent company, Laidlaw, at www.laidlaw.com. The Company intends to disclose any amendments to or waivers from the code of ethics applicable to any Financial Officer of the Company on Laidlaw’s website at www.laidlaw.com. The Company will provide, at no cost, a copy of the Code of Business Conduct and Ethics upon request in writing to P.O. Box 660362, Dallas, Texas 75266-0362, Attention: Investor Relations. The information on the Laidlaw website is not incorporated into, and is not part of, this report.

ITEM 2. PROPERTIES

Land and Buildings

     At December 31, 2003, the Company used 536 parcels of real property in its operations, of which it owned 161 properties and leased 375 properties. Of those properties, 388 are bus terminals, 32 are maintenance facilities, 28 are terminal/maintenance facilities, and the remaining properties consist of driver dormitories, parking/storage lots, office/storage/warehouse buildings and telephone information centers. These properties are located throughout the United States and in select locations in Canada and Mexico. Where practical, the Company attempts to locate its terminals in state or federally funded intermodal facilities. The Company currently operates in approximately 100 of such facilities.

     The Company believes the current makeup of its properties is adequate for its operations. However, the Company must occasionally relocate its facilities, permanently or temporarily, when it sells a parcel, when leases are not renewed or are terminated, or when owned or leased properties are taken through eminent domain proceedings by government authorities. The Company is also subject to local zoning restrictions that can limit the Company’s ability to expand a location or relocate to a new facility. In the case of publicly funded facilities, the relocation can be affected by funding availability and site selection and urban planning considerations. Although there can be no assurance, based on its recent experience, the Company believes that it will be able to find suitable replacement properties on acceptable terms for any properties the Company chooses to replace or expand, or which are condemned, or for which leases are not renewed or are otherwise terminated.

     The Company operates out of its largest sales location, the Port Authority Bus Terminal of New York (the “Port Authority”), on a month-to-month basis pursuant to several lease agreements and a license agreement. The Port Authority has been in discussions to develop the air rights above the terminal and should an agreement on the development be reached the Company would likely be required to temporarily relocate its operations within the Port Authority. Such relocation, if required, could result in an increase in the costs to operate out of the Port Authority and potentially impact ticket and food service revenues. See Note 16 to the Consolidated Financial Statements.

Fleet Composition and Bus Acquisitions

     During 2003, the Company took delivery of 17 new and used buses, and retired 137 buses, resulting in a fleet of 2,806 buses at December 31, 2003, of which the Company owned 1,222 buses and leased an additional 1,584 buses. The average age of the Company’s bus fleet increased to 7.2 years at December 31, 2003, compared to 6.6 years at December 31, 2002 and 6.2 years at December 31, 2001. Although the Company believes the current fleet size and fleet age are adequate for its operations, the Company’s experience indicates that older buses are less reliable and more costly to operate than newer buses. For example, over the last two years the cost per mile to maintain the Company’s fleet has increased well above the rate of wage and material inflation. Additionally, older buses with older engines are generally less fuel-efficient than newer buses and, because older buses require maintenance on a more frequent basis, an older fleet results in an increase in the number of buses required to operate the business.

     Motor Coach Industries, Inc. or its affiliate, Motor Coach Industries Mexico, S.A. de C.V., hereafter referred to collectively as “MCI”, produced all but 54 of these buses. The Company is party to a long-term supply agreement with MCI. The agreement extends through 2007, but may be canceled at the end of any year upon six months notice. If the Company decides to acquire new buses, the Company and its affiliates must purchase at least 80% of its new bus requirements from MCI pursuant to the agreement.

ITEM 3. LEGAL PROCEEDINGS

     Greyhound Lines is the sole shareholder of Sistema Internacional de Transporte de Autobuses, Inc. (“SITA”). SITA owns 51% of Gonzalez, Inc., d/b/a Golden State Transportation (“Golden State”). On November 28, 2001 and subsequently, Golden State and numerous individual employees, including its senior management, were indicted by a federal grand jury for felony criminal offenses for allegedly transporting and harboring illegal aliens and money laundering. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. Gonzalez, Inc, et al., Case No. CR 01-1696-TUC-RCC. The indictment also sought forfeiture to the Government of all the property owned by Golden State, which involves Golden State, SITA and Greyhound Lines since they were claimants to the property. Neither Greyhound Lines nor SITA were charged with any crime.

     In August 2002, the Government filed a civil forfeiture action against certain Golden State assets based on allegations similar to those described in the indictment of Golden State. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. 130 North 35th Avenue, Phoenix, Arizona, et al., Case No. CV 02-409-TUC-RCC. Neither SITA nor Greyhound Lines were a defendant in the forfeiture action; however, Greyhound Lines and SITA were claimants to the property.

     Golden State ceased operations effective August 30, 2002 and filed a voluntary petition for bankruptcy on September 30, 2002 in the United States Bankruptcy Court for the District of Arizona in a case styled In re: Gonzalez, Inc. d/b/a Golden State Transportation, Case No. 02-15508-PHX-GBN. In September 2003, Golden State entered into a settlement agreement with the Government regarding the criminal and civil forfeiture cases brought by the Government. In September 2003, SITA and Greyhound Lines also entered into stipulations with the Government to settle SITA and Greyhound Lines’ claims to the subject property of the forfeiture action. Pursuant to these stipulations, Greyhound Lines and SITA agreed to withdraw their claims to certain Golden State property and cooperate in the Government’s ongoing criminal proceedings. In return, the Government dropped its forfeiture allegations against the remaining property originally sought for forfeiture and agreed not to pursue criminal or civil charges against SITA, Greyhound Lines and their employees arising out of the events described in the criminal indictment. The bankruptcy court overseeing the Golden State bankruptcy approved the settlement on November 6, 2003 and authorized Golden State to conclude the criminal proceedings by pleading guilty.

     The Company is also a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment-related claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the deductible portion of the policies. Management believes that there are no proceedings either threatened or pending against the Company relating to such personal injury, property damage and employment-related claims that, if resolved against the Company, would materially exceed the amounts recorded as estimated liabilities by the Company.

     For information relating to certain environmental matters relating to the Company, see “Item 1. Business - Environmental Matters.”

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the Company’s outstanding common stock is held by a subsidiary of Laidlaw and, therefore, the common stock is not traded on any established public trading market. The Company has not paid dividends in the past and, furthermore, the indenture governing the Company’s 11½% Senior Notes and the agreement governing the Company’s revolving credit facility limit the ability of the Company to pay dividends. At December 31, 2003, under the most restrictive of the agreements, no dividends could be paid by the Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company operates as one business segment with the primary business consisting of scheduled passenger service, package express service and food service at certain terminals, which accounted for 85.2%, 4.0% and 4.1%, respectively, of the Company’s total operating revenues for 2003. The Company’s operations include a nationwide network of terminal and maintenance facilities utilizing a current fleet of approximately 2,800 buses. The Company operates on a capacity flexible basis whereby the Company will supplement its scheduled service offerings with additional departures when demand is high. The Company uses a network of approximately 1,700 sales locations, which offers the customer the ability to travel to more than 2,600 destinations in North America. The Company’s business is seasonal in nature and generally follows the travel industry as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods.

     The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the year ended December 31, 2003 and the Company’s consolidated financial position at December 31, 2003. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

2003 Overview

     Since the third quarter of 2001, the Company has experienced declines in revenue, averaging 2.2% per year, from $1 billion in 2001, to $976 million in 2003. The revenue declines were first triggered by the events of September 11, 2001 and have continued through 2003 as a result of soft economic conditions and the effects of higher terror alert levels on consumer travel. Concurrently, the Company also experienced significant increases in fuel, security, insurance, pension and employee health and welfare costs. The revenue declines coupled with the cost increases culminated in an operating loss of $3.5 million in 2003, compared to operating income of $4.4 million and $29.9 million in 2002 and 2001, respectively.

     To mitigate the earnings decline, Greyhound implemented a series of initiatives during the latter part of the second quarter of 2003 to enhance its operating income by improving revenue per mile and reducing operating costs. Just prior to the peak summer travel period, the Company restricted advance purchase discount fares, eliminated the “companion rides free” program and increased prices principally in its lower-yielding, long distance trips greater than 1,000 miles. Historically, long distance travel has been very price elastic, such that any noticeable price increase dampens demand and as a result, decreases passenger miles. When declines in passenger miles are predominantly due to reduced long distance trips, there is an increase in system wide yield as the mix shifts to a greater proportion of higher yielding, short distance trips. Furthermore, when the decrease in passenger miles is accompanied by a comparable reduction in bus miles so that system wide load is maintained, profitability can be sustained or improved even though revenue may decline. In conjunction with the price increases, the Company reduced scheduled service in certain markets, principally by reducing frequencies on particular routes, and to a lesser extent by abandoning some routes in limited rural areas. As a result, during the second half of 2003, bus miles were reduced by 9%, which was comparable to the decline in passenger miles, while revenue per mile improved by 9.1%.

     The Company also implemented a number of cost reduction initiatives and productivity improvements during 2003. Because bus and passenger miles drive 76% of the Company’s wages, the Company reduced its terminal employees, drivers, mechanics and telephone information center agents as the miles declined. Additionally, the Company initiated a reduction in its headquarters and administrative workforce of approximately 14% or 294 employees. The reduction in workforce generated savings of $2.3 million in 2003, net of severance costs of $2.9 million, and is expected to generate $12 million to $15 million in total annualized savings. In addition to the workforce reduction, the Company gained productivity improvements in its telephone information centers and accounting area, announced its intention to close the telephone information center located in Omaha in early 2004, improved utilization of its equipment and drivers and improved on-time performance.

     As a result of these initiatives, during the second half of 2003, the percentage increase in revenue per mile exceeded the percentage increase in operating cost per mile, thus resulting in an improvement in operating income of $10.3 million compared to the prior year, despite the decline in revenue. Although the earnings improvement during the second half of the year is encouraging, substantial needs for capital expenditures and debt service requirements mandate that the Company continue to significantly improve operations and financial results.

Results of Operations

     The following table sets forth the Company’s results of operations as a percentage of total operating revenues for 2003, 2002 and 2001:

	Years Ended December 31,
	2003	2002	2001
Operating Revenues
Passenger services	85.2%	85.7%	85.8%
Package express	4.0	4.0	4.0
Food services	4.1	4.3	4.3
Other operating revenues	6.7	6.0	5.9

Total Operating Revenues	100.0	100.0	100.0

Operating Expenses
Maintenance	10.9	10.2	9.9
Transportation	25.1	24.7	25.1
Agents’ commissions and station costs	18.2	18.5	18.6
Marketing, advertising and traffic	2.7	2.8	3.5
Insurance and safety	7.5	7.8	5.9
General and administrative	12.9	12.7	12.7
Depreciation and amortization	5.6	5.1	4.8
Operating taxes and licenses	6.1	6.2	6.2
Operating rents	8.2	8.1	7.1
Cost of goods sold – food services	2.6	2.8	2.9
Other operating expenses	0.6	0.7	0.4

Total Operating Expenses	100.4	99.6	97.1

Operating Income (loss)	(0.4)	0.4	2.9
Interest Expense	2.5	2.6	2.8
Income Tax Provision (Benefit)	0.1	5.3	(0.1)
Minority Interests	0.0	(0.2)	0.0
Cumulative Effect of Change in Accounting for Goodwill	0.0	4.0	0.0

Net Income (Loss)	(3.0)%	(11.3)%	0.2%

     The following table sets forth certain key operating data used by management in assessing the Company’s performance for 2003, 2002 and 2001. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.

	Years Ended December 31,
	2003	2002	2001
Regular Service Miles (000’s)	304,828	333,154	349,978
Total Bus Miles (000’s)	313,337	341,071	358,502
Passenger Miles (000’s)	7,963,086	8,739,581	9,191,173
Passengers Carried (000’s)	21,920	23,283	25,167
Average Trip Length (passenger miles ÷ passengers carried)	363	375	365
Load (avg. number of passengers per regular service mile)	26.1	26.2	26.3
Load Factor (% of available seats filled)	51.5%	52.1%	52.5%
Yield (passenger services revenue ÷ passenger miles)	$0.1043	$0.0972	$0.0954
Average Ticket Price	$37.89	$36.50	$34.84
Total Revenue Per Total Bus Mile	$3.11	$2.91	$2.85
Operating Income (Loss) Per Total Bus Mile	$(0.01)	$0.01	$0.08
Cost per Total Bus Mile:
Maintenance	$0.339	$0.296	$0.284
Transportation	$0.781	$0.719	$0.716

Year ended December 31, 2003 Compared to Year ended December 31, 2002

     Operating Revenues. Total operating revenues decreased $16.4 million, down 1.7% for the year ended December 31, 2003 compared to the same period in 2002.

     Passenger services revenues decreased $19.1 million, or 2.3%, in 2003 compared to 2002 as a decline in passengers of 5.9% was only partially offset by increases in ticket prices of 3.8%. A significant portion of the decline, $14.3 million, was due to reduced revenue in the Hispanic passenger markets due to the shutdown of operations at Golden State Transportation during the third quarter of 2002. Additionally, during the first half of 2003, passenger revenues were adversely affected by severe winter weather in February in the Northeast and the war in Iraq and the resulting increases in the terror alert levels during the Easter and Memorial Day holidays.

     During the first half of 2003, an 8.2% decline in passengers miles was only partially offset by a 5.2% increase in yield resulting in a 3.3% passenger revenue decline. The passenger mile decline was moderated somewhat as the Company reduced restrictions on advance purchase discount tickets to stimulate demand. Entering into the peak summer travel period, the Company replaced and increased the restrictions on advance purchase discount tickets and raised ticket prices on long distance trips. While the increase in ticket prices caused a further decline in passenger miles, down 9.6%, the 9.2% increase in yield largely offset these declines, resulting in only a 1.3% decline in passenger revenue in the second half of 2003.

     Package express revenues decreased $0.5 million, down 1.2% in 2003 compared to 2002. The Company continues to experience reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) as a result of continued competition, as well as expanded and improved product offerings from larger package delivery companies. In response, the Company continues to increase its focus on the same day delivery market niche through the selling of Daily Direct, a guaranteed same day or early next morning service.

     Food services revenues decreased $2.5 million, down 5.9% for the year ended December 31, 2003 compared to the same period in 2002. The Company attributes the decline in food services revenues primarily to the decline in the number of passengers.

     Other operating revenues, consisting primarily of revenue from travel services, in-terminal sales and other services, as well as interest income on deposits and investments, increased $5.7 million, up 9.4% in 2003 compared to 2002. The increase is primarily due to increased charter services and increases in “meet and greet” services provided to cruise lines.

     Operating Expenses. Total operating expenses decreased $8.6 million, down 0.9% for the year ended December 31, 2003 compared to the same period in 2002.

     Maintenance costs increased $5.2 million, or 5.2% in 2003 compared to 2002. On a per mile basis, maintenance costs increased 14.5% due in part, to a higher average fleet age, inflationary wage rate increases for mechanics and increased material costs as a result of fewer bus engines and transmissions under warranty. Additionally, regular service bus miles were down significantly, 8.5% for the year ended December 31, 2003, and as a result, the fixed cost component of maintenance, principally real estate and related costs as well as supervision, increased on a per mile basis.

     Transportation expenses, which consist primarily of fuel costs and driver wages, decreased $0.5 million, or 0.2% for the year ended December 31, 2003 compared to the same period in 2002, as the effects of decreases in bus miles were largely offset by increases in fuel, contractual driver wage increases and increased driver hiring costs. During 2003, the average cost per gallon of fuel increased to $0.91 from $0.75 in 2002 resulting in increased costs of $8.1 million. Additionally, driver hiring and training costs were $0.8 million higher in 2003 due to increases in the number of drivers hired during the first quarter of 2003. On a per-mile basis, excluding the effects of fuel price changes and driver hiring costs, transportation expenses increased by 4.7% for the year ended December 31, 2003, due mainly to contractual driver wage increases and fewer miles operated in the Company’s subsidiaries which generally operate at a lower driver wage rate per mile than in the Greyhound Lines unit.

     Agents’ commissions and station costs decreased $5.4 million, down 3.0% in 2003 compared to 2002. The decrease is primarily due to lower commissions and terminal and call center wages as a result of decreased ticket sales and lower passenger volumes.

     Marketing, advertising and traffic expenses decreased $1.2 million, or 4.4%, in 2003 compared to 2002. As leisure or discretionary travel has remained soft, management continues to reduce advertising and departmental staffing when compared to the prior year.

     Insurance and safety costs decreased $4.4 million, down 5.7% in 2003 compared to 2002. The decline is due primarily to a one-time charge in the prior year of $3.1 million resulting from a change in reserving methodology from the mid-point of the actuarial range to the high point. Additional declines were due to the reduction in bus miles operated and in the number of severe accidents, offset somewhat by an increase in the cost of excess insurance coverage and growth in the average cost per claim due principally to medical cost inflation.

     General and administrative expenses decreased $1.3 million, down 1.0% for the year ended December 31, 2003 compared to the same period in 2002. During the year higher pension costs of $6.9 million were more than offset by decreased wages of $3.2 million resulting from a reduction in workforce, reduced health and welfare costs of $1.9 million and decreased travel and other costs due to lower business volumes.

     Depreciation and amortization increased $4.1 million, or 8.2% for the year ended December 31, 2003 compared to the same period in 2002. The increases are primarily due to inflationary increases in the cost of recent capital expenditures for buses, structures and capitalized software, which due to the long-lived nature of the Company’s assets, significantly exceeds the historical cost basis of asset disposals.

     Operating taxes and licenses expense decreased $2.1 million, or 3.4% in 2003 compared to 2002. The decrease is due principally to lower payroll and fuel taxes resulting from lower bus miles and business volumes.

     Food services cost of goods sold decreased $2.3 million, or 8.1% in 2003 compared to 2002 primarily due to the decrease in food services revenues related to the decline in the number of passengers.

     Other operating expenses decreased $0.7 million, down 11.3% for the year ended December 31, 2003 compared to the same period in 2002. During 2003, the Company incurred severance costs associated with a reduction in workforce and the departure of the Company’s Chief Executive Officer partially offset by a gain recorded on the sale of investment. These were less than the $4.0 million charge recorded in the prior year related to the write-off of the investment in and accounts receivable due from Golden State Transportation.

     Interest expense decreased $0.6 million, down 2.5% for the year ended December 31, 2003 compared to the same period in 2002, due to a decrease in the average debt outstanding and a decrease in overall interest rates.

     During the third quarter of 2002, the Company established a full valuation allowance for its deferred tax assets, and as a result the Company’s current year tax expense for the year ended December 31, 2003 principally represents state tax expense related to certain of the Company’s subsidiaries. See Note 12 to the Consolidated Financial Statements for further discussion.

     Minority interests for the year ended December 31, 2003, reflects the minority partners share of current year income in the Company’s Hispanic ventures. The ventures were profitable in the current year as compared to the prior year.

     During the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”) and, as a result, recorded a non-cash charge as a cumulative effect of a change in accounting principle. See Note 8 to the Consolidated Financial Statements for further discussion.

Critical Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions. The following are the Company’s most critical accounting policies, which are those that require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     Insurance Reserves. The Company is self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities. Reserves are established for estimates of the loss that Greyhound will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon actuarial valuations that are prepared quarterly by outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs, ultimate court awards and the discount rate. Historical experience and recent trends in the historical experience are the most significant factors in the determination of the reserves. Management believes that the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these highly subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, the amount of recorded reserves could differ from the Company’s ultimate costs related to these claims due to changes in the Company’s accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases and discount rates.

     Valuation of Long-lived Assets. The Company’s long-lived assets include property and equipment (principally buses and real estate), investments in affiliates, goodwill and other intangible assets (principally software). At December 31, 2003, the Company’s Consolidated Statements of Financial Position reflects $376.0 million of net property and equipment and $48.1 million in investments in affiliates, goodwill and other net intangible assets, accounting for over 78% of the Company’s total assets. Long-lived assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. An impairment loss is recognized on property and equipment and other intangible assets when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. An impairment loss is recognized on investments in affiliates and goodwill when the fair value of the investee or reporting unit is less than their carrying amount. The net carrying value of assets not deemed recoverable are reduced to fair value. Estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The determination of fair value can be highly subjective, especially for assets that are not actively traded or when market-based prices are not available.

     In assessing the recoverability of the Company’s long-lived assets the Company must make assumptions regarding estimated future cash flows and other factors to determine whether impairment exists. Cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. If these estimates or their related assumptions change in the future, or if actual results are materially different than those previously estimated, the Company may be required to record impairment charges for these assets not previously recorded. During 2002, the Company adopted SFAS 142 and determined that the carrying value of its Bus Operations reporting unit exceeded that unit’s fair value. As a result, effective January 1, 2002, the Company recorded a non-cash charge of $40.0 million as a cumulative effect of a change in accounting for goodwill. The Company’s remaining goodwill ($3.0 million) relates to the Courier Services reporting unit where fair value exceeds carrying value.

     Pension. The Company’s obligation and expense for pension benefits are determined using actuarial methods that are dependent on the selection of certain assumptions and factors. These include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by management. The Company determines the discount rate based upon yields available on quality long-term corporate bonds (generally by reference to the Moody’s Aa bond index and similar U.S. bond indices). The expected return on plan assets is based on plan-specific historical long-term portfolio performance, asset allocations and investment strategies and the views of the plans’ investment advisors. The rate of increase in future compensation levels is based primarily on labor contracts currently in effect with employees under collective bargaining agreements and expected future pay rate increases for other employees. In addition, the Company’s actuarial consultants also use factors to estimate such items as retirement age and mortality rates, which are primarily based upon historical plan experience. The assumptions and factors used by the Company may differ materially from actual results due to changing market and economic conditions, earlier or later retirement ages or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension obligation or expense recorded by the Company.

     The Company records an additional minimum pension liability when its accumulated benefit obligation exceeds the fair value of the pension plans’ assets in excess of the amounts previously accrued for pension costs. As of December 31, 2003, the Company’s additional minimum pension liability included in other comprehensive loss was $252 million, down from $274 million as of December 31, 2002, primarily as a result of improved asset performance offset somewhat by an increase in the benefit obligation due to a decline in the discount rate. The decrease in the Company’s minimum pension liability resulted in a decrease to other comprehensive loss of approximately $22 million in 2003. See Note 10 to the Consolidated Financial Statements for further discussion.

     Accounting for Income Taxes. The Consolidated Statements of Financial Position reflects net deferred tax assets as of December 31, 2003 of $176.3 million, resulting from operating losses and other deductible temporary differences that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates and the length of operating loss carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Therefore, current operating losses and the reasonable likelihood of significant near-term reversals of deductible temporary differences carry more weight than forecasted future operating profits. As a result of book losses incurred in 2002 and 2003, as well as the significant pension funding required by the agreement with the Pension Benefit Guaranty Corporation (“PBGC”) (which gives rise to tax deductions when made), the Company concluded that it was appropriate to establish and maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company expects to continue to provide a full valuation allowance on future tax benefits until it can achieve an appropriate level of profitability that demonstrates its ability to utilize existing operating loss carryforwards. The valuation allowance increased from $173.1 million at December 31, 2002, to $176.3 million at December 31, 2003.

New Accounting Pronouncements

     There are no recent accounting pronouncements that would have a material effect on the Company’s results or financial position if they were presently applicable.

Liquidity and Capital Resources

     The Company requires significant cash flows to finance capital expenditures, including bus acquisitions, and to meet its debt service and other continuing obligations. As of December 31, 2003, the Company had $205.7 million of outstanding debt, implicit debt equivalent of $263.6 million for off-balance sheet bus operating leases and $56.8 million of outstanding letters of credit (which principally support recorded claims liabilities). Additionally, as of December 31, 2003, the Company had availability of $57.1 million under its Revolving Credit Facility and cash and cash equivalents of $19.8 million. The Company’s principal sources of liquidity are expected to be cash flow from operations (which is net of cash charges for interest expense and lease payments under the Company’s bus operating leases), proceeds from operating lease or other equipment financing for new bus purchases and borrowings under the Revolving Credit Facility. The Company, however, has no right to access the Revolving Credit Facility for borrowings or letters of credit if an event of default exists or an event, which with notice or passage of time or both would give rise to an event of default, has occurred. See Note 11 to the Consolidated Financial Statements. Management assesses the Company’s liquidity in terms of its ability to generate cash to fund operations, finance the purchase of buses and debt servicing. Generally new term financing (including bus operating lease financing) must be obtained to support the Company’s annual capital expenditure needs. If new bus financing cannot be obtained in the future, the Company would have to reduce capital expenditures, resulting in an increase in fleet age and costs to operate the fleet.

     Net cash provided by operating activities was $39.8 million, $98.1 million and $51.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash provided by operating activities contains two components, cash provided by the Company’s operating results (defined as the sum of net income (loss), cumulative effect of accounting change and non-cash expenses and gains included in net income (loss)) and cash provided by (or used by) changes in operating assets and liabilities. Cash provided by the Company’s operating results was $37.8 million, $43.5 million and $60.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decline in cash provided by operating results in 2003 is principally due to a reduction in operating income offset somewhat by lower interest expense. Changes in operating assets and liabilities provided cash of $2.0 million for the year ended December 31, 2003 compared to $54.6 million in 2002 and uses of cash of $9.0 million in 2001. During 2003, cash provided by changes in operating assets and liabilities was principally due to an increase in the Company’s claims liabilities, which are largely comprised of insurance reserves, partially offset by increases in intangible assets due to spending on software and decreases in accrued liabilities and rents due to payments on an operating lease. To support the increases in insurance reserves, the Company’s primary insurance carrier required the Company to issue an additional $14.2 million in letters of credit during 2003. In 2002, cash provided by changes in operating assets and liabilities was principally due to the increase in the Company’s claims liabilities, and reductions in accounts receivable. To support the increases in insurance reserves, the Company’s primary insurance carrier required the Company to issue $35.0 million in letters of credit as collateral through December 31, 2002. The decrease in accounts receivable during 2002 was principally due to the year ending on a Tuesday, thus resulting in the Company receiving all weekend receipts prior to the year-end and, therefore, reducing receivables from agents. In 2001, net cash used by changes in operating assets and liabilities of $9.0 million was principally due to spending on software.

     Net cash used for investing activities was $14.9 million, $56.1 million and $33.7 million for 2003, 2002 and 2001, respectively, principally due to capital expenditures, consisting primarily of acquisitions of buses and real estate and facility improvements, totaling $22.7 million, $65.0 million and $36.0 million for 2003, 2002 and 2001, respectively. During 2003 capital expenditures were partially offset by proceeds from the sales of assets and investments.

     Net cash used by financing activities was $11.1 million, $57.0 million and $6.6 million for 2003, 2002 and 2001, respectively. The decrease in cash used by financing activities in 2003 is principally due to paydowns on the Revolving Credit Facility and lower payments on debt and capital lease obligations.

     The Company is party to a $125 million revolving credit facility, with a $70 million letter of credit sub facility (“Revolving Credit Facility”). Letters of credit or borrowings are available under the Revolving Credit Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million. Under this formula, at December 31, 2003, the Company had aggregate availability of $113.9 million. As of December 31, 2003, the Company had no outstanding borrowings under its Revolving Credit Facility, issued letters of credit $56.8 million and availability of $57.1 million. As noted earlier, however, the Company may not be able to access such availability if an event of default or default exists.

     Borrowings under the Revolving Credit Facility are available to the Company at a rate equal to Wells Fargo Bank’s prime rate plus 1.5% per annum or LIBOR plus 3.5% per annum as selected by the Company. Letter of credit fees are 3.5% per annum. Borrowings under the Revolving Credit Facility mature on October 24, 2004. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company and the stock and assets of certain of its subsidiaries. Under the Revolving Credit Facility, the Company is subject to certain financial covenants, including maximum total debt to cash flow ratio, minimum cash flow to interest expense ratio and minimum cash flow test. The Revolving Credit Facility is also subject to certain affirmative and negative operating covenants, including limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interests, payment of dividends and transactions with affiliates, including Laidlaw. As of December 31, 2003, the Company was in compliance with all such covenants. If an event of default occurs and is continuing, the lenders may seek to enforce remedies under the Revolving Credit Facility, including terminating the commitment to make loans or issue letters of credit, holding cash collateral for payment of the Company’s obligations under the Revolving Credit Facility and selling the collateral. In addition, an event of default under the Revolving Credit Facility may result in cross-defaults under other debt instruments of the Company and its subsidiaries.

     In accordance with the terms of the Revolving Credit Facility the Company submitted a financial forecast for 2004 to the agent bank. Based upon this forecast management is unable to predict with reasonable assurance whether the Company will remain in compliance with all of the covenants under the Revolving Credit Facility. Additionally, there is less than one year until the expiration of the Revolving Credit Facility. The Company intends to enter into discussions to extend the maturity and to modify certain of the other terms of the agreement. Although the Company has been successful in obtaining necessary extensions and modifications to the Revolving Credit Facility in the past, there can be no assurances that the Company will obtain them in the future or that the cost of any future extensions, modifications or other changes in the terms of the Revolving Credit Facility would not have a material effect on the Company. In the event that the parties are unable to agree on an extension of the facility beyond its current maturity date, and that modifications suitable to the parties are not obtained, the Company will be required to seek a replacement for the Revolving Credit Facility from other financing sources. Should alternate sources of financing not be available, then the Company may not be able to satisfy its obligations as they become due and may not be able to continue as a going concern. As a result, the Company may not be able to realize its assets and settle its liabilities in the normal course of operations.

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

     Most of the leases are designed to qualify as operating leases for accounting purposes and, as such, only the monthly lease payment is recorded in the statement of operations and the liability and value of the underlying buses are not recorded on the statement of financial position. Additionally, buses acquired and financed with operating leases are not included as capital expenditures on the statement of cash flows (except for certain sale-leaseback transactions). At December 31, 2003, the net present value of future operating lease payments, plus the residual value or estimated fair market value for those leases that do not contain residual values, discounted at the rate implicit in the lease was $263.6 million.

     Of those operating leases that contain residual value guarantees, the aggregate residual value at lease expiration is $140.6 million, of which the Company has guaranteed $88.3 million. To date, the Company has always purchased the buses at lease maturity at the stated residual value and therefore has never incurred any loss as a result of residual value guarantees. See Note 14 to the Consolidated Financial Statements.

     At December 31, 2003, the scheduled future lease payments, residual value at lease expiration and estimated fair market value at lease expiration for those leases which do not contain residual values under the Company’s bus operating leases are as follows (in thousands):

			Fair
	Lease	Residual	Market
	Payments	Value	Value
2004	$53,679	$9,173	$—
2005	42,839	17,930	13,342
2006	23,865	28,599	4,335
2007	14,389	36,670	—
2008	8,100	26,954	—
Thereafter	2,342	21,275	—

Total	$145,214	$140,601	$17,677

Off-balance Sheet Arrangements

     In addition to the bus operating leases described above, the Company has entered into operating leases for certain bus terminal space, headquarters space and for computers and other equipment. In 2003, the Company made $85.3 million in payments on its operating leases including its bus operating leases.

     The Company guarantees residual values on certain of its bus operating leases. Of those operating leases that contain residual value guarantees, the aggregate residual value at lease expiration is $140.6 million, of which the Company has guaranteed $88.3 million. See further discussion above in “Bus Operating Leases.”

     Under its Revolving Credit Facility, the Company has a letter of credit sub facility whereby the Company can issue up to a maximum of $70 million in letters of credit. At December 31, 2003, the Company had $56.8 million in letters of credit outstanding. See further discussion above in “Liquidity and Capital Resources.”

Contractual Obligations

     The Company has entered into certain contractual obligations that will require various payments over future periods as follows (in thousands):

	Scheduled Payments in Calendar Years
	Total	2004	2005-2006	2007-2008	Thereafter
Long-term debt (1)	$199,327	$2,193	$38,238	$156,605	$2,291
Capital lease obligations (2)	8,081	1,769	5,493	516	303
Operating lease obligations (2)	245,824	72,245	97,856	45,176	30,547
Other long-term obligations (3)	8,250	1,100	2,200	2,200	2,750

Total	$461,482	$77,307	$143,787	$204,497	$35,891

(1)	See Note 11 to Consolidated Financial Statements for additional information. Amount is principal only and excludes capital lease obligations.
(2)	See Note 14 to Consolidated Financial Statements for additional information.
(3)	Amount represents an arrearage agreement between the Port Authority of New York and the Company. See Note 16 to Consolidated Financial Statements for additional information. Pension funding obligations are described below.

Capital Expenditures

     The following table summarizes the number of new and used buses acquired (including those buses acquired and financed using operating leases, capital leases or vendor provided loans) and used buses disposed of for cash by the Company during each of the last three years:

	Year Ended December 31,
	2003	2002	2001
Total new and used buses acquired	17	177	154

Used buses disposed of for cash	123	90	77

     Under U.S. generally accepted accounting principals, long-lived assets acquired that are financed with operating leases, capital leases or vendor provided loans are considered non-cash transactions and, therefore, are not reflected as capital expenditures in the statement of cash flows. The following table reconciles the aggregate value of assets acquired by the Company, including the value of assets financed with operating leases, capital leases and vendor provided loans, to capital expenditures as reported in the Company’s Consolidated Statements of Cash Flows for the last three years (in thousands):

	Year Ended December 31,
	2003	2002	2001
New and used buses acquired	$4,852	$58,082	$53,272
Disposals and government subsidies	(5,040)	(7,203)	(1,453)
Real estate, technology and other, net of disposals	14,155	18,548	26,501

Aggregate value of net assets acquired	13,967	69,427	78,320

Proceeds from operating lease financing	(4,268)	(12,760)	(37,155)
Proceeds from capital lease or vendor provided financing	—	(486)	(7,189)
Buses purchased at operating lease expiration	8,070	—	—

Capital expenditures, net of proceeds on disposals	$17,769	$56,181	$33,976

Potential Pension Plan Funding Requirements

     The Company maintains nine defined benefit pension plans (the “Pension Plans”) that as of December 31, 2003 had a combined projected benefit obligation (“PBO”), discounted at 6.0%, of $767.5 million. Over the last two years the PBO has increased $54.0 million as interest accretion on the obligation and the effect of a decrease in the discount rate of 1.3% have more than offset reductions due to benefit payments. Plan assets, however, have declined $73.4 million over the last two years as benefit payments have exceeded net investment gains on plan assets and plan contributions. As a result, the PBO exceeds plan assets resulting in the plans being underfunded by $184.0 million at December 31, 2003.

     Laidlaw, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the “Laidlaw Group”), are party to an agreement with the PBGC regarding the funding levels of the Company’s pension plans (the “PBGC Agreement”). Under the PBGC Agreement the Laidlaw Group contributed $50 million in cash to the pension plans during June 2003. Additionally, 3.8 million shares of common stock of Laidlaw were issued to a trust formed for the benefit of the pension plans (the “Pension Plan Trust”). The fair value of the Laidlaw common stock was estimated to be $50 million at the time of bankruptcy emergence based upon third party valuations provided to Laidlaw in connection with their bankruptcy proceedings. The trustee of the Pension Plan Trust will sell the stock at Laidlaw’s direction, but in no event later than the end of 2004. All proceeds from the stock sales will be contributed directly to the pension plans. If the proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans at the end of 2004. Further, the Laidlaw Group must contribute an additional $50 million in cash to the pension plans in June 2004. These contributions and transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations.

     The first $50 million cash contribution has been designated by Laidlaw as a capital contribution to the Company and, accordingly, in June 2003 the Company recorded a $50 million increase in additional paid in capital and a $50 million reduction in pension obligations. At December 31, 2003, all 3.8 million shares of Laidlaw common stock remained in the Pension Plan Trust and no dividends had been received from Laidlaw on these shares. Based upon the closing price of the Laidlaw stock on the New York stock exchange, the shares had an aggregate market value of $54.8 million at March 11, 2004.

     The most significant of the pension plans, the ATU Plan, represents approximately 90% of the total obligations of the pension plans. Based upon current regulations and plan asset values at December 31, 2003, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made along the timeframe outlined above, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan until 2007. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may not result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make contributions in the future that differ significantly from the estimates above.

Self Insurance

     The predecessor agency to the Surface Transportation Board granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the Department of Transportation (“DOT”). To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company’s tangible net worth has fallen below the minimum required by the DOT to maintain self-insurance authority. In March 2003, the Company sought a waiver from DOT of this tangible net worth requirement. On July 25, 2003, the DOT granted the waiver of this requirement through December 31, 2004. As a condition of the waiver, the Company was required to increase the self-insurance trust fund by $2.7 million. As of December 31, 2003, the trust was funded in the amount of $17.7 million. The DOT will also require the Company to make additional trust fund contributions to the extent that self-insured reserves exceed (as measured semi-annually) the then balance in the trust fund. During the waiver period, the Company’s self-insurance authority will be subject to periodic review by the DOT.

     Insurance coverage and related administrative expenses are key components of the Company’s cost structure. Additionally, the Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At December 31, 2003, the Company maintained $25.7 million of collateral deposits including the above $17.7 million trust fund and had issued $49.2 million of letters of credit in support of these programs. See Note 7 to the Consolidated Financial Statements. The loss or further modification of self-insurance authority from the DOT or a decision by the Company’s insurers to modify the Company’s program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

New York Port Authority

     The Company operates out of its largest sales location, the Port Authority, on a month-to-month basis pursuant to several lease agreements and a license agreement. The Port Authority has been in discussions to develop the air rights above the terminal and should an agreement on the development be reached the Company would likely be required to temporarily relocate its operations within the Port Authority. Such relocation, if required, could result in an increase in the costs to operate out of the Port Authority and potentially impact ticket and food service revenues. See Note 16 to the Consolidated Financial Statements for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from these projections. The Company is currently exposed to market risk from changes in commodity prices for fuel, investment prices and interest rates. The Company does not use derivative instruments to mitigate market risk, nor does the Company use market risk sensitive instruments for speculative or trading purposes.

Commodity Prices. The Company currently has exposure to commodity risk from its fuel inventory and historically with advance purchase commitments for fuel. The Company has fuel inventory at December 31, 2003, at a carrying value of $1.1 million. The Company’s fuel inventory is used in operations before a change in the market price of fuel could have a material effect on the Company’s results of operations. Additionally, the Company has historically entered into advance purchase commitments for fuel whereby the Company would take delivery of a set amount of gallons at a fixed price. Currently the Company has no such arrangements outstanding. For the year ended December 31, 2003, the Company recorded $46.3 million in fuel expense (exclusive of fuel taxes). While a 10% increase or decrease in the cost of fuel would have a material effect on the Company’s operating expenses, generally periods of rising fuel costs have allowed the Company to increase average ticket prices and periods of declining fuel costs have required the Company to lower ticket costs, thus providing some hedge against fuel price fluctuations. However, due to the competitive nature of the transportation industry, there can be no assurance that the Company will be able to pass on increased fuel prices to its customers by increasing its fares or that the timing of price increases will coincide with the timing of the fuel cost increase. Likewise, increased price competition and lower demand because of a decline in out-of-pocket costs for automobile use may offset any potential benefit of lower fuel prices.

Investment Prices. The Company currently has exposure in the market price of investments in its available for sale securities. At December 31, 2003, the Company has approximately $6.0 million of investments classified as available for sale and a 10% decrease in the market price would not have a material effect on the Company’s financial position. As required by generally accepted accounting principles, the Company has reported these investments at fair value, with any unrecognized gains or losses excluded from earnings and reported in a separate component of stockholder’s equity.

Interest Rate Sensitivity. The Company currently has exposure to interest rates from its long-term debt as it relates to the Company’s Revolving Credit Facility and the Laidlaw subordinated debt. The Revolving Credit Facility utilizes a variable rate based on prime and LIBOR. As of December 31, 2003, the Revolving Credit Facility utilized prime plus 1.5% and LIBOR plus 3.5% with no outstanding borrowings. Borrowings under the Revolving Credit Facility mature on October 24, 2004.

The Laidlaw subordinated debt matures 91 days after the maturity of the Revolving Credit Facility. Interest on the debt accrues at the Applicable Federal Rate (1.7% at December 31, 2003) and is payable at maturity. The outstanding balance as of December 31, 2003 was $36.5 million.

A 10% increase or decrease in variable interest rates would not have a material effect on the Company’s results of operations or cash flows.

The table below presents scheduled payments of principal and related weighted average interest rates by contractual maturity dates for fixed rate debt as of December 31, 2003:

Long Term Debt:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate Debt (in thousands)	$2,991	$1,966	$3,909	$156,195	$859	$2,363	$168,283	$160,306
Average Interest Rate	8.3%	9.4%	9.5%	11.4%	11.0%	7.6%	11.3%	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Stockholder of Greyhound Lines, Inc:

     In our opinion, the accompanying consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Greyhound Lines, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes 2 and 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002. As discussed in Note 11 to the financial statements, the Company restated its December 31, 2002 statement of financial position to reclassify as a current liability amounts outstanding under its revolving credit facility.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company may not remain in compliance with the financial covenants of its revolving credit facility in 2004. The revolving credit facility matures in October 2004 and will need to be extended or refinanced. Management’s financing plans are also described in Note 11. This matter raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Dallas, Texas March 26, 2004

GREYHOUND LINES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2003	2002
		Restated
		See Note 11
Current Assets
Cash and cash equivalents	$19,806	$5,946
Accounts receivable, less allowance for doubtful accounts of $1,364 and $813	39,170	47,255
Inventories, less allowance for shrinkage of $309 and $271	9,428	9,530
Prepaid expenses	10,687	8,456
Other current assets	2,591	3,364

Total Current Assets	81,682	74,551

Property, plant and equipment, net of accumulated depreciation of $273,732 and $244,485	376,021	407,816
Investments in unconsolidated affiliates	15,624	17,679
Insurance and security deposits	32,393	30,357
Goodwill	3,040	3,040
Intangible assets, net of accumulated amortization of $39,703 and $37,983	29,439	27,880

Total Assets	$538,199	$561,323

Current Liabilities
Accounts payable	$25,379	$26,422
Accrued liabilities	59,947	62,758
Rents payable	12,852	19,423
Unredeemed tickets	12,396	13,119
Current portion of claims liability	26,579	19,578
Current portion of debt	3,344	12,146

Total Current Liabilities	140,497	153,446

Pension obligation	180,959	242,103
Claims liability	57,697	42,880
Long-term debt	202,349	204,057
Minority interests	3,625	3,300
Other liabilities	24,814	29,049

Total Liabilities	609,941	674,835

Commitments and Contingencies (Notes 2, 10, 11, 14, 15 and 16)

Stockholder’s Deficit
Common stock (1,000 shares authorized; par value $.01; 587 shares issued)	—	—
Capital in excess of par value	370,391	320,391
Retained deficit	(219,485)	(190,599)
Accumulated other comprehensive loss, net of tax benefit of $28,880 and $28,791	(222,648)	(243,304)

Total Stockholder’s Deficit	(71,742)	(113,512)

Total Liabilities and Stockholder’s Deficit	$538,199	$561,323

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended December 31,
	2003	2002	2001
Operating Revenues
Passenger services	$830,648	$849,771	$876,921
Package express	39,506	39,966	41,222
Food services	39,679	42,164	43,673
Other operating revenues	65,674	60,013	60,604

Total Operating Revenues	975,507	991,914	1,022,420

Operating Expenses
Maintenance	106,084	100,845	101,819
Transportation	244,820	245,273	256,701
Agents’ commissions and station costs	177,723	183,151	190,445
Marketing, advertising and traffic	26,594	27,819	35,536
Insurance and safety	72,577	76,994	59,868
General and administrative	125,045	126,319	129,703
Depreciation and amortization	54,778	50,635	48,911
Operating taxes and licenses	59,594	61,718	63,161
Operating rents	80,262	80,262	72,527
Cost of goods sold – food services	25,664	27,937	29,275
Other operating expenses	5,836	6,580	4,562

Total Operating Expenses	978,977	987,533	992,508

Operating Income(Loss)	(3,470)	4,381	29,912
Interest Expense	24,784	25,409	28,963

Income (Loss) Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change	(28,254)	(21,028)	949
Income Tax Provision (Benefit)	271	52,621	(1,092)
Minority Interests	361	(2,100)	55

Income (Loss) Before Cumulative Effect of Accounting Change	(28,886)	(71,549)	1,986
Cumulative Effect of a Change in Accounting for Goodwill (Note 8)	—	40,047	—

Net Income (Loss)	$(28,886)	$(111,596)	$1,986

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
(in thousands, except share information)

					Accumulated
			Capital in		Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Comprehensive
	Shares	Amount	Par Value	Deficit	Loss	Loss
Balance, January 1, 2001	587	$—	$321,237	$(80,945)	$(5,118)

Dividends on preferred stock	—	—	—	(44)	—
Redemption of preferred stock	—	—	(846)	—	—
Comprehensive Loss:
Market value adjustment for securities held, net of tax of $89	—	—	—	—	166	$166
Adjustment for minimum pension obligation, net of tax of $26,124	—	—	—	—	(48,517)	(48,517)
Net Income	—	—	—	1,986	—	1,986

Total Comprehensive Loss						$(46,365)

Balance, December 31, 2001	587	—	320,391	(79,003)	(53,469)

Comprehensive Loss:
Market value adjustment for securities held	—	—	—	—	1,995	$1,995
Adjustment for minimum pension obligation	—	—	—	—	(191,830)	(191,830)
Net Loss	—	—	—	(111,596)	—	(111,596)

Total Comprehensive Loss						$(301,431)

Balance, December 31, 2002	587	—	320,391	(190,599)	(243,304)

Capital contribution by Laidlaw	—	—	50,000	—	—
Comprehensive Loss:
Market value adjustment for securities held	—	—	—	—	(1,520)	$(1,520)
Adjustment for minimum pension obligation	—	—	—	—	22,176	22,176
Net Loss	—	—	—	(28,886)	—	(28,886)

Total Comprehensive Loss						$(8,230)

Balance, December 31, 2003	587	$—	$370,391	$(219,485)	$(222,648)

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities
Net Income (Loss)	$(28,886)	$(111,596)	$1,986
Cumulative effect of accounting change	—	40,047	—
Non-cash expenses and gains included in net income (loss) Depreciation and amortization	54,778	50,635	48,911
Other non-cash expenses and gains, net	11,869	64,368	9,087
Net Change in Certain Operating Assets and Liabilities
Accounts receivable	8,085	10,777	(2,045)
Inventories	102	(1,283)	(621)
Prepaid expenses	(2,231)	(1,675)	(2,311)
Other current assets	380	(1,013)	783
Insurance and security deposits	(2,198)	(445)	(4,450)
Intangible assets	(8,165)	(5,340)	(7,082)
Accounts payable	2,059	1,393	(85)
Due to Laidlaw	(3,100)	4,025	—
Accrued liabilities and rents payable	(9,287)	8,646	(15,232)
Claims liability	21,818	40,908	13,256
Unredeemed tickets	(723)	1,118	251
Other liabilities	(4,690)	(2,461)	8,557

Net Cash Provided by Operating Activities	39,811	98,104	51,005

Cash Flows From Investing Activities
Capital expenditures	(22,709)	(64,994)	(36,011)
Proceeds from assets sold	4,940	8,813	2,035
Payments for business acquisitions, net of cash acquired	—	—	(1,320)
Other investing activities	2,888	99	1,548

Net Cash Used for Investing Activities	(14,881)	(56,082)	(33,748)

Cash Flows From Financing Activities
Payments on debt and capital lease obligations	(3,973)	(7,534)	(5,797)
Redemption of Preferred Stock	—	—	(3,541)
Net change in revolving credit facility	(7,782)	(50,218)	(4,148)
Proceeds from equipment and other borrowings	1,420	1,240	7,850
Other financing activities	(735)	(477)	(914)

Net Cash Used by Financing Activities	(11,070)	(56,989)	(6,550)

Net Increase (Decrease) in Cash and Cash Equivalents	13,860	(14,967)	10,707
Cash and Cash Equivalents, Beginning of Year	5,946	20,913	10,206

Cash and Cash Equivalents, End of Year	$19,806	$5,946	$20,913

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

1. BACKGROUND AND OPERATING ENVIRONMENT

     Greyhound Lines, Inc. and subsidiaries (“Greyhound” or the “Company”) is the only nationwide provider of scheduled intercity bus service in the United States. The Company provides various services including scheduled passenger service, package express service, travel services and food service at some terminals. The Company’s operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,800 buses and approximately 1,700 sales outlets. The Company’s wholly-owned operating subsidiaries include Texas, New Mexico & Oklahoma Coaches, Inc. (“TNM&O”), Vermont Transit Co., Inc. (“Vermont Transit”), Carolina Coach Company (“Carolina Coach”), Valley Transit Co., Inc., On Time Delivery Service, Inc., LSX Delivery, L.L.C., Greyhound Xpress Delivery, L.L.C., Greyhound Shore Services, L.L.C., and Rockford Coach Lines, L.L.C. Additionally, the Company maintains investments in several other companies, principally ventures with Mexico-based bus carriers and U.S.-based carriers that primarily serve Spanish-speaking markets. The Company is subject to regulation by the Department of Transportation (the “DOT”) and certain states.

     On March 16, 1999, the Company’s stockholders approved the Agreement and Plan of Merger with Laidlaw Inc. pursuant to which the Company became a wholly owned subsidiary of Laidlaw Inc. (the “Merger). The consolidated financial statements of the Company do not reflect any purchase accounting adjustments relating to the Merger.

     On June 28, 2001, as part of a financial restructuring, Laidlaw Inc., Laidlaw USA, Inc., Laidlaw International Finance Corporation, Laidlaw Investments Ltd., Laidlaw One, Inc. and Laidlaw Transportation, Inc. filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York, under a jointly administered case captioned, In re: Laidlaw USA, Inc., et al, Case No. 01-14099. On that date, Laidlaw Inc. and Laidlaw Investments Ltd. also filed cases under the Canada Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice in Toronto, Canada, court file no. 01-CL-4178. Neither Greyhound, nor any of its subsidiaries were included in, or made party to, these reorganization filings and proceedings.

     Effective June 23, 2003, Laidlaw Inc. emerged from the court-supervised reorganization process after completing all required actions and satisfying or reaching agreement with its creditor constituencies on all remaining conditions to its Third Amended Plan of Reorganization. This Plan was confirmed by the U. S. Bankruptcy Court for the Western District of New York by order dated February 27, 2003. In accordance with the Plan of Reorganization, Laidlaw Inc. completed an internal corporate restructuring, in which Laidlaw International, Inc. acquired all of the assets of Laidlaw Inc., a Canadian corporation. Additionally, pursuant to the Plan, Laidlaw International, Inc. domesticated into the United States as a Delaware corporation. Laidlaw International, Inc. and its predecessor Laidlaw Inc. are referred to as “Laidlaw”. The consolidated financial statements of the Company do not reflect any fresh start accounting adjustments relating to the reorganization of Laidlaw.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company. Investments in companies that are 20% to 50% owned (“affiliates”) are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated.

Certain Reclassifications

     Certain reclassifications have been made to the prior period statements to conform them to the current year presentation.

Cash and Cash Equivalents

     Cash and cash equivalents include short-term investments that are part of the Company’s cash management portfolio. These investments are highly liquid and have original maturities of three months or less.

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

Investments in Equity and Debt Securities

     At December 31, 2003, the Company held several debt securities which are classified as “available-for-sale” securities and reported at fair value. Any temporary gains and losses associated with changes in market value of the securities are excluded from operating results and are recognized as a separate component of stockholder’s equity until realized. Fair value of securities is determined based on market prices and gains and losses are determined using the securities’ cost.

Goodwill

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Accounting for Goodwill and Other Intangible Assets” and, as a result, the Company ceased to amortize goodwill. In lieu of amortization, SFAS 142 requires that goodwill be reviewed for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. To determine estimated fair value of the reporting units the Company utilizes both a discounted cash flow methodology as well as the implied values of comparable companies.

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

Claims Liability

     The Company maintains comprehensive automobile liability, general liability, worker’s compensation and property insurance to insure its assets and operations. The Company had previously purchased insurance through Laidlaw with coverage subject to a $50,000 per occurrence deductible for physical damage to Company property and no deductible for all other claims. Effective September 1, 2001, the Company began purchasing coverage from third-party insurers for claims up to $5.0 million subject to a $3.0 million per occurrence deductible or self insured retention for automobile liability and $1.0 million per occurrence deductible or self insured retention for workers’ compensation and general liability. As of September 1, 2003, the coverage for all claims is subject to a $3.0 million per occurrence deductible or self insured retention. The Company purchases excess coverage for automobile liability, general liability and workers’ compensation insurance through Laidlaw for claims which exceed $5.0 million. The Company also continues to purchase from Laidlaw coverage for physical damage to Company property and business interruption subject to a $100,000 per occurrence deductible.

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

Revenue Recognition

     Passenger services revenue is recognized when transportation is provided rather than when a ticket is sold. The amount of passenger ticket sales not yet recognized as revenue is reflected as unredeemed tickets on the Consolidated Statements of Financial Position. Evaluations of this estimated liability are performed periodically and any adjustments are included in results of operations during the periods in which the evaluations are completed. These adjustments relate primarily to differences between the Company’s statistical estimation of refunds, travel dates, interline transactions, and sales from manual locations, for which the final settlement or travel occurs in periods subsequent to the sale of the related tickets at amounts or for travel dates other than as originally estimated. Because the majority of the Company’s customers purchase their tickets on the day of departure, the liability for unredeemed tickets, and any related adjustments, have been materially consistent from year to year.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Long-Lived Assets

     Identifiable intangibles and long-lived assets are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of property and equipment and intangibles in relation to the projection of future undiscounted cash flows of the underlying assets. Projected cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, which may differ from actual cash flow.

Guarantees

     The Company generally uses operating lease financing with residual value guarantees as the principal source of bus financing. For leases entered into prior to January 1 2003, the Company will record a liability for the residual value guarantee only when it is probable that the guarantee will exceed the estimated value of the buses at lease expiration. For leases entered into after December 31, 2002, the Company is required to estimate the fair value of the residual value guarantees at lease inception. The fair value of the guarantee is recorded as a liability, with the offsetting entry being recorded as prepaid rent (representing a payment in kind made by the lessee when entering into the operating lease). The prepaid rent is amortized to operating rent expense over the lease term. The liability for the guarantee will only be increased if, during the lease term, it becomes probable that the guarantee will exceed the estimated value of the buses at lease expiration by an amount that exceeds the recorded liability. If at lease expiration the Company is not required to perform under the residual value guarantee, the entire initial liability is then reversed as a reduction of operating rent expense.

New Accounting Pronouncements

     There are no recent accounting pronouncements that would have a material effect on the Company’s results or financial position if they were presently applicable.

3. STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

     Cash paid for interest was $24.1 million, $24.7 million and $27.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. There were no cash payments for federal income taxes for the years ended December 31, 2003, 2002 and 2001.

     In 2003, non-cash investing and financing activities included a $50 million direct contribution from Laidlaw to the Company’s pension plans in accordance with the Pension Benefit Guaranty Corporation (“PBGC”) agreement. See Note 10 for further information. In 2002, non-cash investing and financing activities included $0.5 million of equipment acquired with seller provided financing. In 2001, non-cash investing and financing activities included $7.2 million of buses acquired with seller provided financing.

4. INVENTORIES

     Inventories consisted of the following (in thousands):

	December 31,
	2003	2002
Service parts	$6,834	$6,745
Fuel	1,072	1,056
Food service operations	1,831	2,000

Total Inventories	9,737	9,801
Less: Allowance for shrinkage	(309)	(271)

Inventories, net	$9,428	$9,530

5. PREPAID EXPENSES

     Prepaid expenses consisted of the following (in thousands):

	December 31,
	2003	2002
Taxes and licenses	$2,883	$1,007
Insurance	4,358	4,352
Rents	2,167	2,114
Other	1,279	983

Prepaid expenses	$10,687	$8,456

     6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Land and improvements	$87,996	$88,206
Structures and improvements
Owned	149,659	142,447
Capitalized leased assets	1,010	1,013
Lease interests	4,376	4,376
Leasehold improvements	48,070	45,932
Revenue equipment
Owned	262,739	273,806
Capitalized leased assets	13,242	13,242
Leasehold improvements	7,707	6,827
Furniture and fixtures	56,933	59,282
Vehicles, machinery and equipment	18,021	17,170

Property, plant and equipment	649,753	652,301
Accumulated depreciation	(273,732)	(244,485)

Property, plant and equipment, net	$376,021	$407,816

     Accumulated depreciation of capitalized leased revenue equipment amounted to $5.5 million and $4.7 million at December 31, 2003, and 2002, respectively.

7. INSURANCE AND SECURITY DEPOSITS

     Insurance and security deposits consisted of the following (in thousands):

	December 31,
	2003	2002
Insurance deposits	$25,739	$22,906
Security deposits	5,970	6,533
Other	684	918

Insurance and security deposits	$32,393	$30,357

     The Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. In addition to the collateral deposits reflected in the table above, at December 31, 2003 and 2002, the Company has also issued $49.2 million and $35.0 million, respectively, of letters of credit in support of these programs.

8. GOODWILL AND INTANGIBLE ASSETS

     During 2002, the Company completed the initial impairment assessment as required by SFAS 142 and determined that the carrying value of its Bus Operations reporting unit exceeded that unit’s fair value. As a result, effective January 1, 2002, the Company recorded a non-cash charge of $40.0 million as a cumulative effect of a change in accounting for goodwill. The Company’s remaining goodwill ($3.0 million) relates to the Courier Services reporting unit where fair value exceeds carrying value.

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

     The following table provides information relating to the Company’s amortized and unamortized intangible assets as of December 31, 2003 and December 31, 2002 (in thousands):

	December 31, 2003		December 31, 2002
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Long-lived intangible assets:
Software	$55,910	$33,010	$50,998	$31,008
Debt issuance costs	7,456	4,723	7,428	3,895
Deferred lease costs	2,196	1,736	3,847	2,904
Other	267	234	277	176

Total	$65,829	$39,703	$62,550	$37,983

Indefinite-lived intangible assets:
Trademark	$3,313		$3,313

     Amortization expense for intangible assets for the years ended December 31, 2003, 2002 and 2001 was $7.3 million, $6.8 million and $6.4 million, respectively. Estimated amortization expense, excluding the effect of costs that may be capitalized in future periods, for the year ended December 31, 2004 and the four succeeding years are as follows: $6.9 million (2004); $5.9 million (2005); $4.8 million (2006); $3.3 million (2007) and $2.6 million (2008).

     Actual and adjusted results of operations for the year ended December 31, 2001 had the Company applied the provisions of SFAS 142 in that period are as follows (in thousands):

December 31,
2001
Reported net income	$1,986
Add: goodwill and trademark amortization, net of tax	2,111

Adjusted net income	$4,097

9. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

	December 31,
	2003	2002
Compensation, benefits and payroll-related taxes	$27,634	$28,109
Unvouchered invoices	9,827	10,984
Interest	4,045	3,937
Operating, property and income taxes	5,053	6,437
Other expenses	13,388	13,291

Accrued liabilities	$59,947	$62,758

10. BENEFIT PLANS

Pension Plans

     The Company has nine defined benefit pension plans. The first plan (the “ATU Plan”) covers approximately 13,500 current and former employees, fewer than 900 of which are active employees of the Company. The ATU Plan was closed to new participants on October 31, 1983 and service and wage accruals were frozen for active employees effective March 15, 2002. The second plan covered salaried employees through May 7, 1990, when the plan was curtailed. The third plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics represented by the International Association of Machinists and Aerospace Workers. The fourth plan covered substantially all employees at Vermont Transit through June 30, 2000, when the plan was curtailed. The remaining plans are held by TNM&O and Carolina Coach and cover substantially all of their salaried and hourly personnel. Except for funding required by the agreement with the PBGC it is the Company’s policy to fund the minimum required contribution under existing laws.

     The Company uses a December 31 measurement date for its pension plans.

	Years ended December 31,
	2003	2002	2001
		(in thousands)
Components of Net Periodic Pension Cost:
Service Cost	$1,422	$1,680	$4,828
Interest Cost	45,921	50,097	51,405
Expected Return on Assets	(40,010)	(46,827)	(53,191)
Amortization of Actuarial Loss	5,670	1,120	692

Net Periodic Pension Expense	$13,003	$6,070	$3,734

	Years ended December 31,
	2003	2002
	(in thousands)
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$767,978	$713,505
Service Cost	1,422	1,680
Interest Cost	45,921	50,097
Plan Participants’ Contributions	323	250
Actuarial Loss	31,447	77,719
Benefits Paid	(79,613)	(75,273)

Benefit Obligation at End of Year	$767,478	$767,978

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$523,956	$656,888
Actual Return on Plan Assets	86,875	(60,137)
Employer Contributions	51,970	2,228
Plan Participants’ Contributions	323	250
Benefits Paid	(79,613)	(75,273)

Fair Value of Plan Assets at End of Year	$583,511	$523,956

Funded Status	$(183,967)	$(244,022)
Unrecognized Prior Service Cost	(7,332)	(7,862)
Unrecognized Net Loss	262,509	284,126

Prepaid Benefit Cost (Net Amount Recognized)	$71,210	$32,242

Amounts Recognized in the Statements of Financial Position:
Accrued Benefit Liability	$(180,959)	$(242,103)
Accumulated Other Comprehensive Loss	252,169	274,345

Prepaid Benefit Cost (Net Amount Recognized)	$71,210	$32,242

Increase (Decrease) in Minimum Pension Liability reflected in Other Comprehensive Loss	$(22,176)	$191,830

     As of December 31, 2003 and 2002, seven of the Company’s pension plans have accumulated benefit obligations in excess of plan assets. As of December 31, 2003 and 2002, eight and seven of the Company’s pension plans, respectively have projected benefit obligations in excess of plan assets. The accumulated benefit obligations in excess of plan assets, projected benefit obligations in excess of plan assets and total accumulated benefit obligation are as follows (in thousands):

	Year ended December 31,
	2003	2002
Accumulated Obligations in Excess of Plan Assets
Projected Benefit Obligations	$760,529	$767,787
Accumulated Benefit Obligation	759,618	765,774
Fair Value of Assets	577,370	523,748

Projected Benefit Obligations in Excess of Plan Assets
Projected Benefit Obligations	$767,478	$767,787
Accumulated Benefit Obligation	765,218	765,774
Fair Value of Assets	583,511	523,748

Total Accumulated Benefit Obligation	$765,218	$765,965

     The weighted-average assumptions used to determine the pension plans benefit obligations and net periodic costs are as follows:

	Benefit Obligation		Net Periodic Costs
	Years ended December 31,		Years ended December 31,
	2003	2002	2003	2002	2001
Discount Rate	6.00%	6.50%	6.50%	7.25%	7.76%
Rate of Salary Progression	3.67%	4.51%	4.51%	4.10%	4.10%
Expected Long-Term Rate of Return on Plan Assets	—	—	7.10%	7.28%	7.52%

     The expected return on plan assets is based on plan specific, historical long-term portfolio performance, asset allocations and investment strategies, and the views of the plans’ investment advisors along with economic and other indicators of future performance.

Plan Assets

     Plan assets generally consist of equity and fixed income securities of U.S. and foreign issuers. Furthermore, equity investments are diversified across large and small capitalizations. The plan assets at December 31, 2003 and 2002 contain no investments in debt securities of the Company and contain no investments in equity securities of Laidlaw.

     Asset management objectives are to maximize plan returns at an acceptable level of risk such that the plan will be able to pay retirement benefits to plan participants while minimizing cash contributions from the Company over the life of the plan. Investment risk is measured and monitored on an ongoing basis through quarterly investment reviews. Additionally, the asset allocations are reviewed annually using projected benefit payments and long-term historical returns by asset class to determine the optimal allocation for meeting the long-term strategy. The reviews are generally conducted by the plans’ investment advisors and are reviewed by the plans’ actuaries and other experts. The investment and asset allocation policies of the plans prohibit concentrations greater than 10% in any single equity security, prohibit the use of derivative instruments and do not allow investments in hedge funds.

     Target investment allocations, along with the actual weighted-average asset allocations of the collective pension plans are as follows:

		Percentage of Plan Assets
	Target Allocation	December 31,
	As of December 31, 2003	2003	2002
Equity securities	53%	56%	60%
Debt securities	47%	44%	40%

Total	100%	100%	100%

Plan Contributions and Potential Funding Requirements

     Laidlaw, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the “Laidlaw Group”), are party to an agreement with the PBGC regarding the funding levels of the Company’s pension plans (the “PBGC Agreement”). Under the PBGC Agreement the Laidlaw Group contributed $50 million in cash to the pension plans during June 2003. Additionally, 3.8 million shares of common stock of Laidlaw were issued to a trust formed for the benefit of the pension plans (the “Pension Plan Trust”). The fair value of the Laidlaw common stock was estimated to be $50 million at the time of bankruptcy emergence based upon third party valuations provided to Laidlaw in connection with their bankruptcy proceedings. The trustee of the Pension Plan Trust will sell the stock at Laidlaw’s direction, but in no event later than the end of 2004. All proceeds from the stock sales will be contributed directly to the pension plans. If the proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans at the end of 2004. Further, the Laidlaw Group must contribute an additional $50 million in cash to the pension plans in June 2004. These contributions and transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations.

     The first $50 million cash contribution has been designated by Laidlaw as a capital contribution to the Company and, accordingly, in June 2003 the Company recorded a $50 million increase in additional paid in capital and a $50 million reduction in pension obligations. At December 31, 2003, all 3.8 million shares of Laidlaw common stock remained in the Pension Plan Trust and no dividends had been received from Laidlaw on these shares. Based upon the closing price of the Laidlaw stock on the New York stock exchange, the shares had an aggregate market value of $54.8 million at March 11, 2004.

     In addition to the contributions to the pension plans pursuant to the PBGC agreement described above, the Company expects to contribute $3.3 million to all plans other than the ATU Plan (which will require none) in 2004.

     The most significant of the pension plans, the ATU Plan, represents approximately 90% of the total obligations of the pension plans. Based upon current regulations and plan asset values at December 31, 2003, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made along the timeframe outlined above, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan until 2007. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may not result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make contributions in the future that differ significantly from the estimates above.

Multi-employer Plans

     Included in the pension plans is a multi-employer pension plan, instituted in 1992 to cover certain union mechanics, for which the Company made contributions of $0.9 million and $0.8 million for the years ended December 31, 2003 and 2002, respectively.

Cash or Deferred Retirement Plans

     The Company sponsors 401(k) cash or deferred retirement plans that are available to substantially all of its ongoing salaried, hourly and represented employees. Costs to the Company related to these plans were $2.6 million, $3.3 million, and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Other Plans

     A contributory trusteed health and welfare plan has been established for all active hourly employees represented by the ATU National Local 1700 for drivers, mechanics, and the Omaha Ticket Information Center. Other employees who are represented by a collective bargaining agreement may be under a Greyhound contributory health and welfare plan or a multi-employer plan established by the respective union. A contributory health and welfare plan has been established for salaried employees and all other hourly employees who are not represented by collective bargaining agreements. For the years ended December 31, 2003, 2002 and 2001, the Company incurred costs of $30.1 million, $32.3 million, and $28.5 million, respectively, related to these plans. No post-retirement health and welfare plans exist.

     The Company also has a defined contribution Supplemental Executive Retirement Plan (the “SERP”), which covers only key executives of the Company. For the years ended December 31, 2003, 2002 and 2001, the Company incurred costs of $0.6 million, $0.8 million and $0.8 million, respectively, related to the SERP.

11. INDEBTEDNESS

     Short-term and long-term debt consisted of the following (in thousands):

	December 31,
	2003	2002
Secured Indebtedness
Revolving bank loan, prime plus 1.5% or LIBOR plus 3.5% (weighted average 4.5% at December 31, 2002) due 2004	$—	$7,782
Capital lease obligations (weighted average 10.5% at December 31, 2003 and 10.0% at December 31, 2002) due through 2033	6,366	8,695
Real estate and equipment notes (weighted average 8.6% at December 31, 2003 and 8.5% at December 31, 2002) due through 2010	6,316	7,173
Unsecured Indebtedness
11½% Senior notes, due 2007	150,000	150,000
Laidlaw subordinated debt (1.7% at December 31, 2003 and 1.8% at December 31, 2002) due 2005	36,469	35,920
8½% Convertible debentures, due 2007	5,164	5,383
Other long-term debt (weighted average 7.1% at December 31, 2003 and 7.8% at December 31, 2002) due through 2013	1,378	1,250

Total indebtedness	205,693	216,203
Less current portion of debt, including revolving bank loan	(3,344)	(12,146)

Long-term debt, net	$202,349	$204,057

     At December 31, 2003, maturities of long-term debt for the next five years ending December 31 and all years thereafter, are as follows (in thousands):

2004	$3,344
2005	38,791
2006	4,162
2007	156,174
2008	859
Thereafter	2,363

$205,693

Revolving Credit Facility

     The Company is party to a $125 million revolving credit facility, with a $70 million letter of credit sub facility (“Revolving Credit Facility”). Letters of credit or borrowings are available under the Revolving Credit Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million. Under this formula, at December 31, 2003, the Company had aggregate availability of $113.9 million. As of December 31, 2003, the Company had no outstanding borrowings under its Revolving Credit Facility, issued letters of credit $56.8 million and availability of $57.1 million. However, the Company may not be able to access such availability if an event of default or default exists.

     Borrowings under the Revolving Credit Facility are available to the Company at a rate equal to Wells Fargo Bank’s prime rate plus 1.5% per annum or LIBOR plus 3.5% per annum as selected by the Company. Letter of credit fees are 3.5% per annum. Borrowings under the Revolving Credit Facility mature on October 24, 2004. The Revolving Credit Facility is secured by liens on substantially all of the assets of the Company and the stock and assets of certain of its subsidiaries. Under the Revolving Credit Facility, the Company is subject to certain financial covenants, including maximum total debt to cash flow ratio, minimum cash flow to interest expense ratio and minimum cash flow test. The Revolving Credit Facility is also subject to certain affirmative and negative operating covenants, including limitation on non-bus capital expenditures; limitations on additional liens, indebtedness, guarantees, asset disposals, advances, investments and loans; and restrictions on the redemption or retirement of certain subordinated indebtedness or equity interests, payment of dividends and transactions with affiliates, including Laidlaw. As of December 31, 2003, the Company was in compliance with all such covenants. If an event of default occurs and is continuing, the lenders may seek to enforce remedies under the Revolving Credit Facility, including terminating the commitment to make loans or issue letters of credits, holding cash collateral for payment of the Company’s obligations under the Revolving Credit Facility and selling the collateral. In addition, an event of default under the Revolving Credit Facility may result in cross-defaults under other debt instruments of the Company and its subsidiaries.

     In accordance with the terms of the Revolving Credit Facility the Company submitted a financial forecast for 2004 to the agent bank. Based upon this forecast management is unable to predict with reasonable assurance whether the Company will remain in compliance with all of the covenants under the Revolving Credit Facility. Additionally, there is less than one year until the expiration of the Revolving Credit Facility. The Company intends to enter into discussions to extend the maturity and to modify certain of the other terms of the agreement. Although the Company has been successful in obtaining necessary extensions and modifications to the Revolving Credit Facility in the past, there can be no assurances that the Company will obtain them in the future or that the cost of any future extensions, modifications or other changes in the terms of the Revolving Credit Facility would not have a material effect on the Company. In the event that the parties are unable to agree on an extension of the facility beyond its current maturity date, and that modifications suitable to the parties are not obtained, the Company will be required to seek a replacement for the Revolving Credit Facility from other financing sources. Should alternate sources of financing not be available, then the Company may not be able to satisfy its obligations as they become due and may not be able to continue as a going concern. As a result, the Company may not be able to realize its assets and settle its liabilities in the normal course of operations.

     At December 31, 2002, the amount outstanding under the Revolving Credit Facility was $7.8 million, the maturity extended beyond one year and the Company classified the outstanding obligation as a long-term liability. The Revolving Credit Facility provides that a material adverse change at the Company could be considered an event of default and requires automatic remittances of the Company’s cash receipts to a lockbox. During the first quarter of 2004 the Company determined that because of the lockbox provision and material adverse change clause, generally accepted accounting principles require that the borrowings under the Revolving Credit Facility be classified as short-term obligations. Accordingly, the December 31, 2002 Revolving Credit Facility balance has been reclassified as a current liability in the Statement of Financial Position. There were no other changes to the Statement of Financial Position and no changes to the Company’s results of operations.

11½% Senior Notes

     The Company’s 11½% Senior Notes due 2007 (the “11½% Senior Notes”) bear interest at the rate of 11½% per annum, payable each April 15 and October 15. The 11½% Senior Notes are redeemable at the option of the Company in whole or in part, at any time on or after April 15 of the year indicated, at redemption prices of 101.917% in 2004 and 100% in 2005 and thereafter plus any accrued but unpaid interest. The 11½% Senior Note indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, sell assets or enter into certain mergers or consolidations. As of December 31, 2003, the Company was in compliance with all such covenants.

Laidlaw International, Inc. Subordinated Debt

     The intercompany loan is subordinate to the Revolving Credit Facility and matures 91 days after the maturity of the Revolving Credit Facility. Interest on the loan accrues at the Applicable Federal Rate and is payable at maturity.

8½% Convertible Debentures

     Interest on the 8½% Convertible Subordinated Debentures due 2007 (“Convertible Debentures”) is payable semiannually (each March 31 and September 30). The Convertible Debentures may be converted into $525.27 in cash per $1,000 principal amount of Convertible Debentures.

12. INCOME TAXES

Tax Allocation Agreement

     The Company is a member of Laidlaw’s U.S. consolidated tax return group (“U.S. Group”) and subject to a tax allocation agreement. The Company is allocated its share of the tax liability of the U.S. Group or receives a benefit for any losses used by the U.S. Group based on its separate taxable income or loss.

Income Tax Provision

     The income tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current
Federal	$(459)	$(8,990)	$(5,908)
State	730	764	1,487

Total Current	271	(8,226)	(4,421)

Deferred
Federal	—	60,961	4,544
State	—	(114)	(1,215)

Total Deferred	—	60,847	3,329

Income tax provision (benefit)	$271	$52,621	$(1,092)

Effective Tax Rate

     The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Tax at statutory tax rate	$(9,889)	$(7,360)	$332
State income taxes, net of federal benefit	475	423	177
Change in valuation allowance except for items included in other comprehensive loss	10,933	60,847	2,450
Other	(1,248)	(1,289)	(4,051)

Income tax provision (benefit)	$271	$52,621	$(1,092)

Deferred Tax Assets

     Significant components of deferred income taxes were as follows (in thousands):

	December 31,
	2003	2002
Deferred Tax Assets
Federal and state NOL carryforwards	$82,773	$69,977
Claims liabilities	29,279	21,878
Other accrued expenses and liabilities	10,797	10,564
Pension liabilities	64,682	86,186
Other deferred tax assets	438	762

Total deferred tax assets	187,969	189,367

Deferred Tax Liabilities
Tax over book depreciation and amortization	11,502	16,074
Other deferred tax liabilities	148	145

Total deferred tax liabilities	11,650	16,219

Net deferred tax assets	176,319	173,148
Valuation allowance	(176,319)	(173,148)

Net deferred tax assets, net of valuation allowance	$—	$—

     The Company has significant net deferred tax assets resulting from operating losses and other deductible temporary differences that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates and the length of operating loss carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Therefore, current operating losses and the reasonable likelihood of significant near-term reversals of deductible temporary differences carry more weight than forecasted future operating profits. As a result of book losses incurred in 2002 and 2003, as well as the significant pension funding required by the PBGC agreement (which gives rise to tax deductions when made), the Company concluded that it was appropriate to establish and maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company expects to continue to provide a full valuation allowance on future tax benefits until it can achieve an appropriate level of profitability that demonstrates its ability to utilize existing operating loss carryforwards. The valuation allowance increased from $173.1 million at December 31, 2002, to $176.3 million at December 31, 2003. The increase in the valuation reserve is net of a $7.7 million charge to other comprehensive loss related to the decrease in minimum pension liability.

Availability and Amount of NOL’s

     As a result of the ownership changes in 1992 and 1999, Section 382 of the Internal Revenue Code places an annual limitation on the amount of federal net operating loss (“NOL”) carryforwards which the Company and the U.S. Group may utilize. Consequently, $30.4 million and $144.9 million of the Company’s NOL carryforwards are subject to annual limitations of $6.3 million and $22.2 million respectively. The total NOL carryforwards of $211.1 million expire in the years 2005-2024. Additionally, the Company has a $2.1 million capital loss carryforward which expires August 2007.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments. For cash and cash equivalents, accounts receivable and revolving bank loans, the carrying amounts reported in the Consolidated Statements of Financial Position approximate fair value. The fair values of the short-term deposits and long-term insurance deposits and security deposits are based upon quoted market prices at December 31, 2003 and 2002, where available. For the portion of short-term deposits and long-term insurance deposits where no quoted market price is available, the carrying amounts are believed to approximate fair value. For the Laidlaw indebtedness and other long-term debt, the fair values are estimated using discounted cash flow analysis, based upon the Company’s incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Senior Notes and the Convertible Debentures were based upon quoted market prices at December 31, 2003 and 2002.

     The carrying amounts and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Other Current Assets
Other Deposits	$167	$167	$167	$167
Investment in Equity Securities	—	—	2,010	2,010
Insurance and Security Deposits
Insurance Deposits	25,739	25,739	22,906	22,906
Security Deposits	5,970	5,970	6,533	6,533
Long-Term Debt
Laidlaw subordinated debt	(36,469)	(34,739)	(35,920)	(30,006)
11½% Senior Notes	(150,000)	(144,000)	(150,000)	(101,535)
8½% Convertible Subordinated Debentures	(5,164)	(2,712)	(5,383)	(2,827)
Other Long-term Debt	(14,060)	(14,447)	(17,118)	(17,421)

14. LEASE COMMITMENTS

     The Company leases certain vehicles, bus terminals, office space and other equipment from various parties pursuant to capital and operating lease agreements expiring at various dates through 2033. The leases on most of the vehicles contain certain purchase provisions or residual value guarantees and have terms of typically seven years. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $140.6 million, of which the Company has guaranteed $88.3 million. To date, the Company always purchased the buses at lease maturity at the stated residual value and therefore has never incurred any loss as a result of residual value guarantees.

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

     In January 2003, the Company entered into a seven year operating lease covering 10 buses. The lease has an aggregate residual value at lease expiration of $1.4 million of which the Company has guaranteed $0.8 million. As required under Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company recorded a liability, in an insignificant amount, for the estimated fair value of the residual value guarantee imbedded in this lease.

     For the years ended December 31, 2003, 2002 and 2001, rental expenses for all operating leases (net of sublease rental income of approximately $2.9 million, $3.3 million and $3.5 million, respectively) amounted to $73.9 million, $76.0 million and $61.5 million, respectively. Rental expenses for bus operating leases, excluding casual rents and other short term leases during peak periods, amounted to $52.9 million, $54.0 million and $49.5 million in 2003, 2002 and 2001, respectively.

     At December 31, 2003, scheduled future minimum payments (excluding any payment related to the residual value guarantee which may be due upon termination of the lease) for the next five years ending December 31, under capital leases and non-cancelable operating leases are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2004	$1,769	$72,245
2005	1,769	59,532
2006	3,724	38,324
2007	332	26,767
2008	184	18,409
Thereafter	303	30,547

Total minimum lease payments	8,081	$245,824

Amounts representing interest	1,715

Present value of minimum lease payments	$6,366

15. LEGAL MATTERS

     Greyhound Lines is the sole shareholder of Sistema Internacional de Transporte de Autobuses, Inc. (“SITA”). SITA owns 51% of Gonzalez, Inc., d/b/a Golden State Transportation (“Golden State”). On November 28, 2001 and subsequently, Golden State and numerous individual employees, including its senior management, were indicted by a federal grand jury for felony criminal offenses for allegedly transporting and harboring illegal aliens and money laundering. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. Gonzalez, Inc, et al., Case No. CR 01-1696-TUC-RCC. The indictment also sought forfeiture to the Government of all the property owned by Golden State, which involves Golden State, SITA and Greyhound Lines since they were claimants to the property. Neither Greyhound Lines nor SITA were charged with any crime.

     In August 2002, the Government filed a civil forfeiture action against certain Golden State assets based on allegations similar to those described in the indictment of Golden State. The case, filed before the United States District Court for the District of Arizona, is styled U.S. v. 130 North 35th Avenue, Phoenix, Arizona, et al., Case No. CV 02-409-TUC-RCC. Neither SITA nor Greyhound Lines were a defendant in the forfeiture action; however, Greyhound Lines and SITA were claimants to the property.

     Golden State ceased operations effective August 30, 2002 and filed a voluntary petition for bankruptcy on September 30, 2002 in the United States Bankruptcy Court for the District of Arizona in a case styled In re: Gonzalez, Inc. d/b/a Golden State Transportation, Case No. 02-15508-PHX-GBN. In September 2003, Golden State entered into a settlement agreement with the Government regarding the criminal and civil forfeiture cases brought by the Government. In September 2003, SITA and Greyhound Lines also entered into stipulations with the Government to settle SITA and Greyhound Lines’ claims to the subject property of the forfeiture action. Pursuant to these stipulations, Greyhound Lines and SITA agreed to withdraw their claims to certain Golden State property and cooperate in the Government’s ongoing criminal proceedings. In return, the Government dropped its forfeiture allegations against the remaining property originally sought for forfeiture and agreed not to pursue criminal or civil charges against SITA, Greyhound Lines and their employees arising out of the events described in the criminal indictment. The bankruptcy court overseeing the Golden State bankruptcy approved the settlement on November 6, 2003 and authorized Golden State to conclude the criminal proceedings by pleading guilty.

     The Company is also a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment-related claims. Although these lawsuits involve a variety of different facts and theories of recovery, the majority arise from traffic accidents involving buses operated by the Company. The vast majority of these claims are covered by insurance for amounts in excess of the deductible portion of the policies. Management believes that there are no proceedings either threatened or pending against the Company relating to such personal injury, property damage and employment-related claims that, if resolved against the Company, would materially exceed the amounts recorded as estimated liabilities by the Company.

     For information relating to certain environmental matters relating to the Company, see Note 16 below under “Environmental Matters.”

16. COMMITMENTS AND CONTINGENCIES

Insurance Coverage

     The predecessor agency to the Surface Transportation Board granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the Department of Transportation (“DOT”). To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company’s tangible net worth has fallen below the minimum required by the DOT to maintain self-insurance authority. In March 2003, the Company sought a waiver from DOT of this tangible net worth requirement. On July 25, 2003, the DOT granted the waiver of this requirement through December 31, 2004. As a condition of the waiver, the Company was required to increase the self-insurance trust fund by $2.7 million. As of December 31, 2003, the trust was funded in the amount of $17.7 million. The DOT will also require the Company to make additional trust fund contributions to the extent that self-insured reserves exceed (as measured semi-annually) the then balance in the trust fund. During the waiver period, the Company’s self-insurance authority will be subject to periodic review by the DOT.

     Insurance coverage and related administrative expenses are key components of the Company’s cost structure. Additionally, the Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At December 31, 2003, the Company maintained $25.7 million of collateral deposits including the above $17.7 million trust fund and had issued $49.2 million of letters of credit in support of these programs. The loss or further modification of self-insurance authority from the DOT or a decision by the Company’s insurers to modify the Company’s program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Environmental Matters

     The Company may be liable for certain environmental liabilities and clean-up costs at the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 30 active and 11 inactive locations have been identified as sites requiring potential clean up and/or remediation as of December 31, 2003. Additionally, the Company is potentially liable with respect to four active and seven inactive locations which the Environmental Protection Agency (“EPA”) has designated as Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA’s enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of nominal settlement amounts.

     The Company has recorded a total environmental liability of $5.5 million at December 31, 2003 of which approximately $0.7 million is indemnifiable by the predecessor owner of the Company’s domestic bus operations, now known as Viad Corp. The environmental liability relates to sites identified for potential clean up and/or remediation and represents the present value of estimated cash flows discounted at 8.0%. The Company expects the majority of this environmental liability to be paid over the next five to ten years. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

New York Port Authority

     The Company operates out of its largest sales location, the Port Authority Bus Terminal of New York (the “Port Authority”), on a month-to-month basis pursuant to a license agreement which expired in 1994. The Company’s fee was based upon a fixed charge for dedicated space, a fixed charge for each departing bus and a percentage of certain ticket sales. Because the majority of the other bus operators utilizing the Port Authority are principally commuter or local transit operators which are exempt from paying license fees on their sales, the Company had paid a disproportionate share of the total fees received from bus operators that use the Port Authority relative to the Company’s share of bus departures, passengers, bus gates or square footage utilized. The Company had been negotiating with the Port Authority for several years to structure a market-based fee for the renewal of the license agreement and, beginning in June 1999, without Port Authority concurrence, began paying a lower fixed fee in lieu of a percentage of sales. The lower fee payment was based on the Company’s research of the local real estate market in Midtown Manhattan and transportation facilities nationwide, both of which demonstrated that this fee reflected fair market value. Nevertheless, because the Company did not yet have Port Authority concurrence for the new fee structure, the Company continued to accrue for the license fee based upon the 1994 agreement.

     In May 2001, the Port Authority and the Company reached an agreement in principle related to fees for the periods June 1999 through March 31, 2001 (the “arrearage”), as well as on the form of the ongoing license fees. In August 2001, the Company and the Port Authority executed the arrearage agreement. The agreement on the arrearage calls for payment to the Port Authority of $12 million over a 10-year period, interest free. The terms of the agreement required an initial lump sum payment of $1 million and equal monthly installments of $91,667 thereafter. In the second quarter of 2001, the Company recorded a reduction in operating rents of approximately $7.5 million which represented the accrued rent outstanding to the Port Authority at March 31, 2001 less the present value, using a discount rate of 11%, of the $12 million payback agreement. The present value of the payback agreement, less the current portion, is classified as part of other liabilities while the current portion is classified as part of rents payable on the Consolidated Statements of Financial Position. Additionally, effective April 1, 2001, with Port Authority concurrence, the Company began paying the monthly license fee based upon a flat fee per gate utilized and bus departure. The license fee expense recorded by the Company utilizing this new methodology is significantly lower than the fee as calculated under the expired agreement. The Company and the Port Authority are currently negotiating the final details of the license agreement.

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

17. RELATED PARTY TRANSACTIONS

     Following the Merger and through August 31, 2001, the Company had purchased its insurance through Laidlaw subject to a $50,000 deductible for property damage claims and no deductible for all other claims. Effective September 1, 2001, the Company purchased excess coverage for automobile liability, general liability and workers’ compensation insurance through Laidlaw for claims which exceed $5.0 million and continues to purchase from Laidlaw coverage for physical damage to Company property and business interruption subject to a $100,000 deductible. For the years ended December 31, 2003, 2002 and 2001, the Company has recorded $9.7 million, $5.9 million and $33.3 million in insurance expense under these programs, respectively, which the Company believes is comparable to the cost under its previous and current third-party insurance programs.

     During the years ended December 31, 2002 and 2001, the Company received a refund of $3.3 million and $4.7 million, respectively, from Laidlaw for the Company’s share of federal income taxes, based upon the Company’s separate taxable loss, utilized by Laidlaw on its U.S. consolidated tax return.

     During 2000, the Company issued $33.3 million of subordinated debt to Laidlaw in satisfaction of accounts payable due from the Company to Laidlaw. Additionally, during the years ended December 31, 2003 and 2002 the Company accrued interest on this note of $0.6 million and $0.9 million, respectively. At December 31, 2003 and 2002, the outstanding balance on this note, including accrued interest was $36.5 million and $35.9 million, respectively.

     Laidlaw provides certain management services to the Company including risk management, income tax and treasury services. During the years ended December 31, 2003, 2002 and 2001, Laidlaw charged the Company $1.6 million, $1.6 million and $3.8 million for these services, respectively.

     Laidlaw has provided credit support in the form of corporate guarantees and letters of credit for certain of the Company’s operating leases. As of December 31, 2003, Laidlaw has guaranteed $93.2 million of future minimum lease payments on buses under lease by the Company, and has provided $19.1 million in letters of credit.

     The Company’s SERP has been funded, through a rabbi trust, with a $3.0 million letter of credit issued by Laidlaw.

     Management of the Company is responsible for managing Greyhound Canada Transportation Corp. and affiliated companies (“GCTC”), an affiliated company owned by Laidlaw. GCTC’s primary business consists of scheduled passenger service, package express service and travel services in Canada. Management services provided to GCTC include oversight of the accounting and finance, strategic planning, real estate, telephone information center, information technology, travel services, marketing and pricing, internal audit and maintenance functions along with supplying technology support services. During the years ended December 31, 2003 and 2002, the Company charged GCTC $2.0 million and $1.4 million, respectively for these services. Additionally, during 2002, the Company sold buses to GCTC, which resulted in a recorded gain of $0.3 million on gross proceeds from the sale of approximately $5.7 million.

     The Company makes available to Hotard Coaches, Inc. (“Hotard”), an affiliated company engaged in the travel services business in the U.S., a revolving credit line subject to a maximum availability of $4.0 million. Borrowings are available at a rate equal to the prime rate plus 2.5%, and mature the earlier of October 23, 2004 or upon 30 days notice by the Company. The revolving credit line is secured by liens on substantially all of the assets of Hotard. At December 31, 2003 and 2002, outstanding borrowings were $3.2 million and $3.4 million, respectively. During the year ended December 31, 2003, 2002 and 2001, the Company received $0.3 million, $0.2 million and $0.1 million, respectively of interest income pursuant to this revolving credit line.

     During 2003, the Company purchased six buses from Interstate Leasing, Inc., an affiliated company owned by Laidlaw engaged in the travel services business in the U.S. Greyhound paid approximately $1.5 million for these buses, which approximates the price it would have paid to an independent third party.

     The Company provides 22 buses, subject to intermediate term operating leases, and insurance coverage to Hotard. Additionally, the Company purchases charter services from Hotard, principally for transport of cruise ship passengers in connection with the Company’s travel services business. During the year ended December 31, 2003 and 2002, the Company received lease and insurance income of $0.6 million and $0.4 million, respectively, and purchased $0.7 million and $0.3 million, respectively of charter services from Hotard.

     The Company provides 17 buses, subject to intermediate term operating leases, to Roesch Lines, a division of Laidlaw Transit Services, Inc., an affiliated company owned by Laidlaw. Roesch Lines is primarily engaged in providing charter services in the U.S. Additionally, the Company will purchase charter services from Roesch Lines, principally for transport of cruise ship passengers in connection with the Company’s travel services business. During the years ended December 31, 2003, 2002 and 2001, the Company received lease and insurance income of $0.6 million, $0.3 million and $0.1 million, respectively, and purchased $1.0 million, $0.9 million and $2.2 million, respectively, of charter services from Roesch Lines.

     Included in accounts receivable on the Company’s Consolidated Statements of Financial Position at December 31, 2003 and 2002 are amounts due from Laidlaw, GCTC, Hotard and Roesch of $3.6 million and $3.9 million, respectively. Included in accounts payable on the Company’s Consolidated Statements of Financial Position at December 31, 2003 and 2002 are amounts payable to Laidlaw, Hotard and Roesch of $1.1 million and $4.1 million, respectively.

18. QUARTERLY FINANCIAL DATA (Unaudited)

     Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	First	Second	Third	Fourth
Year Ended December 31, 2003	Quarter	Quarter	Quarter	Quarter
Operating revenues	$217,731	$241,818	$276,640	$239,318
Operating expenses	240,162	245,726	254,946	238,143

Operating income (loss)	(22,431)	(3,908)	21,694	1,175
Interest expense	5,895	6,244	6,352	6,293
Income tax provision (benefit)	35	934	96	(794)
Minority interest	(306)	(167)	132	702

Net income (loss)	$(28,055)	$(10,919)	$15,114	$(5,026)

	First	Second	Third	Fourth
Year Ended December 31, 2002	Quarter	Quarter	Quarter	Quarter
Operating revenues	$222,334	$249,964	$280,770	$238,846
Operating expenses	231,324	249,154	263,633	243,422

Operating income (loss)	(8,990)	810	17,137	(4,576)
Interest expense	6,809	6,702	6,122	5,776
Income tax provision (benefit)	(9,480)	804	66,155	(4,858)
Minority interest	(1,094)	(465)	(271)	(270)

Cumulative effect of a change in accounting for goodwill	(37,564)	—	(2,483)	—

Net loss	$(42,789)	$(6,231)	$(57,352)	$(5,224)

SCHEDULE II
GREYHOUND LINES, INC. AND SUBSIDIARIES (a)
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Additions
	Balance at	Charged to	Charged to				Balance
	Beginning	Costs and	Other				at End
Classification	of Year	Expenses	Accounts	Deductions			of Year
December 31, 2001:
Allowance for Doubtful Accounts	$398	$1,064	$—	$(547)	(b	)	$915
Inventory Reserves	29	158	—	(10)	(e	)	177
Accumulated Amortization of Intangible Assets	37,571	7,052	—	(10,136)	(c	)	34,487
Claims Liability	8,294	14,327	—	(1,071)	(d	)	21,550

Total Reserves and Allowances	$46,292	$22,601	$—	$(11,764)			$57,129

December 31, 2002:
Allowance for Doubtful Accounts	$915	$773	$32	$(907)	(b	)	$813
Inventory Reserves	177	80	41	(27)	(e	)	271
Accumulated Amortization of Intangible Assets	34,487	6,807	—	(3,311)	(c	)	37,983
Claims Liability	21,550	55,130	—	(14,222)	(d	)	62,458

Total Reserves and Allowances	$57,129	$62,790	$73	$(18,467)			$101,525

December 31, 2003:
Allowance for Doubtful Accounts	$813	$705	$—	$(154)	(b	)	$1,364
Inventory Reserves	271	70	—	(32)	(e	)	309
Accumulated Amortization of Intangible Assets	37,983	6,889	—	(5,169)	(c	)	39,703
Claims Liability	62,458	50,155	(135)	(28,202)	(d	)	84,276

Total Reserves and Allowances	$101,525	$57,819	$(135)	$(33,557)			$125,652

(a)	This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto.

(b)	Write-off of uncollectible receivables, net of recovery of receivables previously written-off.

(c)	Write-off or amortization of other assets and deferred costs.

(d)	Payments of settled claims.

(e)	Write-off of inventory shrinkage.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

     There has not been any change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Following is a summary of fees for professional services rendered by PricewaterhouseCoopers LLP for Greyhound for the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002
Audit Fees	$415	$400
Audit-Related Fees	82	72
Tax Fees	—	—
All Other Fees	37	63

Total Fees	$534	$535

     Audit Fees: Consist of fees for the audit of the Company’s consolidated financial statements, for review of the interim condensed financial statements included in the Company’s quarterly reports on Form 10-Q and subsidiary audits.

     Audit Related Fees: Consist of fees for the audit of the Company’s benefit plans and attest services that are not required by statute or regulation.

     Tax Fees: None

     All Other Fees: Consist of fees for professional services other than those reported above. These services were for access to research software for the Company and for actuarial services performed for a pension plan of one of the Company’s subsidiaries. In 2004, the Company will replace PricewaterhouseCoopers LLP with respect to the actuarial services.

     In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee of the Company’s parent, Laidlaw, has established policies and procedures under which all audit and non-audit services performed by the Company’s principal accountants must be approved in advance by the Audit Committee of Laidlaw. As provided in the Sarbanes-Oxley Act, all audit and non-audit services to be provided after May 6, 2003 must be pre-approved by the Audit Committee in accordance with these policies and procedures. Based in part on consideration of the non-audit services provided by PricewaterhouseCoopers LLP during fiscal 2003, the Audit Committee determined that such non-audit services were compatible with maintaining the independence of PricewaterhouseCoopers LLP. Since May 6, 2003, all of the services described above were approved by the Audit Committee of Laidlaw. The Company believes that none of the time expended on PricewaterhouseCoopers LLP’s engagement to audit the Company’s financial statements for fiscal 2003 was attributable to work performed by persons other than PricewaterhouseCoopers LLP’s full-time, permanent employees.

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

3. Exhibits

3.1	—	Second Amended and Restated Certificate of Incorporation of Greyhound Lines, Inc. (12)
3.2	—	Bylaws of Greyhound Lines, Inc. (12)
4.1	—	Indenture governing the 8½% Convertible Subordinated Debentures due March 31, 2007, including the form of 8½% Convertible Subordinated Debentures due March 31, 2007. (1)
4.2	—	First Supplemental Indenture to the 8½% Convertible Subordinated Debentures Indenture between the Registrant and Shawmut Bank Connecticut, N.A., as Trustee. (2)
4.3	—	Second Supplemental Indenture to the 8½% Convertible Subordinated Debentures Indenture between the Registrant and State Street Bank and Trust Company, as trustee. (12)
4.4	—	Indenture, dated April 16, 1997, by and among the Company, the Guarantors and PNC Bank, N.A., as Trustee. (3)
4.5	—	First Supplemental Indenture dated as of July 9, 1997 between the Registrant and PNC Bank, N.A. as Trustee. (9)
4.6	—	Second Supplemental Indenture dated as of August 25, 1997 between the Registrant and PNC Bank, N.A. as Trustee. (9)
4.7	—	Third Supplemental Indenture dated as of February 1, 1999, between the Registrant and Chase Manhattan Trust Company as Trustee. (6)
4.8	—	Fourth Supplemental Indenture dated as of May 14, 1999, between the Registrant and Chase Manhattan Trust Company as Trustee. (6)
4.9	—	Form of 11½% Series A Senior Notes due 2007. (3)
4.10	—	Form of 11½% Series B Senior Notes due 2007. (5)
4.11	—	Form of Guarantee of 11½% Series A and B Senior Notes. (5)
4.12	—	Indenture dated April 16, 1997, by and between the Company and U.S. Trust of Texas, N.A., as Trustee. (4)
10.1	—	Greyhound Lines, Inc. Supplemental Executive Retirement Plan. (12)*
10.2	—	First Amendment to Supplemental Executive Retirement Plan. (12)*
10.3	—	Second Amendment to Supplemental Executive Retirement Plan. (12)*

10.4	—	Third Amendment to Supplemental Executive Retirement Plan (12)*
10.5	—	Supplemental Executive Retirement Plan Trust Agreement (12)*
10.6	—	Second Amended Employment Agreement dated March 16, 1999, between Registrant and John Werner Haugsland. (12)*
10.7	—	First Amendment to the Second Amended Executive Employment Agreement dated December 1999 between Registrant and John Warner Haugsland. (12)*
10.8	—	Affiliated Companies Demand Loan Agreement dated March 16, 1999, between the Registrant and Laidlaw Transportation Inc. (7)
10.9	—	Tax Allocation Agreement dated June 1, 1982, between the Registrant and Laidlaw Transportation Inc. (7)
10.10	—	Loss Portfolio Transfer Agreement dated December 31, 1999, between the Registrant and Laidlaw Transportation Inc. (7)
10.11	—	Memorandum of Agreement, dated September 30, 1998, between the Registrant and the Amalgamated Transit Union National Local 1700. (12)
10.12	—	Greyhound Lines, Inc. Change in Control Severance Pay Program. (12)*
10.13	—	Form of Change in Control Agreement between the Company and certain officers of the Company. (12)*
10.14	—	Intercompany Agreement dated as of October 24, 2000, between Registrant and Laidlaw Transportation, Inc. (8)
10.15	—	Letter of Separation between Greyhound Lines, Inc. and Craig R. Lentzsch dated June 25, 2003 (11)*
10.16	—	Amended and Restated Loan and Security Agreement among Greyhound Lines, Inc., as Borrower, the Financial Institutions named as lenders, and Foothill Capital Corporation as Agent dated as of May 14, 2003 (10)
21	—	Subsidiaries of the Registrant (12)
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)
31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

*	Management contract or compensatory plan.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-47908) regarding the Registrant’s Common Stock and 10% Senior Notes Due 2001 held by the Contested Claims Pool Trust.

(2)	Incorporated herein by reference from the Registrant’s Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-4 regarding the Company’s 11½% Series B Senior Notes due 2007.

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-3 regarding the Company’s 8½% Convertible Exchangeable preferred Stock, Common Stock and 8½% Convertible Subordinated Debentures due 2009.

(5)	Incorporated by reference from Amendment 1 to Form S-4 filed on June 27, 1997.

(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 21, 2003.

(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(12)	Filed herewith.

     (b) Reports on Form 8-K

     On February 2, 2004, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting Other Events. No financial statements were included.

     On March 26, 2004, the Company filed a current report on Form 8-K with the Securities and Exchange Commission reporting Other Events. No financial statements were included.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas and the State of Texas, on March 30, 2004.

GREYHOUND LINES, INC.

By:	/s/ STEPHEN E. GORMAN

Stephen E. Gorman
President and Chief Executive Officer
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KEVIN E. BENSON Kevin E. Benson	Director	March 30, 2004
/s/ DOUGLAS A. CARTY Douglas A. Carty	Director	March 30, 2004
/s/ JEFFREY W. SANDERS Jeffrey W. Sanders	Director	March 30, 2004
/s/ STEPHEN E. GORMAN Stephen E. Gorman	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004
/s/ CHERYL W. FARMER Cheryl W. Farmer	Vice President - Finance (Principal Financial Officer)	March 30, 2004

CO-REGISTRANTS

ATLANTIC GREYHOUND LINES OF VIRGINIA, INC.

By:

/s/ JACK W. HAUGSLAND Jack W. Haugsland	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004
/s/ STEPHEN E. GORMAN Stephen E. Gorman	Director	March 30, 2004
/s/ CHERYL W. FARMER Cheryl W. Farmer	Vice President - Finance (Principal Financial and Accounting Officer)	March 30, 2004

GLI HOLDING COMPANY

By:

/s/ STEPHEN E. GORMAN Stephen E. Gorman	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004
/s/ JACK W. HAUGSLAND Jack W. Haugsland	Director	March 30, 2004
/s/ CHERYL W. FARMER Cheryl W. Farmer	Vice President - Finance (Principal Financial and Accounting Officer)	March 30, 2004

GREYHOUND de MEXICO, S.A. de C.V.

By:

/s/ STEPHEN E. GORMAN Stephen E. Gorman	Director and President (Principal Executive Officer)	March 30, 2004
/s/ JACK W. HAUGSLAND Jack W. Haugsland	Director	March 30, 2004
/s/ CHERYL W. FARMER Cheryl W. Farmer	Director	March 30, 2004
/s/ WILLIAM J. GIESEKER William J. Gieseker	Examiner (Principal Financial and Accounting Officer)	March 30, 2004

SISTEMA INTERNACIONAL de TRANSPORTE de AUTOBUSES, INC.

By:

/s/ STEPHEN E. GORMAN Stephen E. Gorman	Director, President, and Chief Executive Officer (Principal Executive Officer)	March 30, 2004
/s/ ALFONSO PENEDO Alfonso Penedo	Director	March 30, 2004
/s/ JACK W. HAUGSLAND Jack W. Haugsland	Director	March 30, 2004
/s/ CHERYL W. FARMER Cheryl W. Farmer	Vice President - Finance (Principal Financial and Accounting Officer)	March 30, 2004

TEXAS, NEW MEXICO & OKLAHOMA COACHES, INC.

By:

/s/ JACK W. HAUGSLAND Jack W. Haugsland	Director and Chief Executive Officer (Principal Executive Officer)	March 30, 2004
/s/ ROBERT D. GREENHILL Robert D. Greenhill	Director	March 30, 2004
/s/ GREGORY ALEXANDER Gregory Alexander	Director	March 30, 2004
/s/ CHERYL W. FARMER Cheryl W. Farmer	Vice President - Finance (Principal Financial and Accounting Officer)	March 30, 2004

T.N.M. & O. TOURS, INC.

By:

/s/ JACK W. HAUGSLAND Jack W. Haugsland	Director and Chief Executive Officer (Principal Executive Officer)	March 30, 2004
/s/ GREGORY ALEXANDER Gregory Alexander	Director	March 30, 2004
/s/ ROBERT D. GREENHILL Robert D. Greenhill	Director	March 30, 2004
/s/ RICHARD M. PORTWOOD Richard M. Portwood	Director	March 30, 2004
/s/ CHERYL W. FARMER Cheryl W. Farmer	Vice President - Finance (Principal Financial and Accounting Officer)	March 30, 2004

VERMONT TRANSIT CO., INC.

By:

/s/ JACK W. HAUGSLAND Jack W. Haugsland	Director Chief Executive Officer (Principal Executive Officer)	March 30, 2004
/s/ GREGORY ALEXANDER Gregory Alexander	Director	March 30, 2004
/s/ CHERYL W. FARMER Cheryl W. Farmer	Vice President - Finance (Principal Financial and Accounting Officer)	March 30, 2004

INDEX TO EXHIBITS

Exhibit No	Description
3.1	Second Amended and Restated Certification of Incorporation of Greyhound Lines, Inc.

3.2	Bylaws of Greyhound Lines, Inc.

4.3	Second Supplemental Indenture to the 8 1/2% Convertible Subordinated Debentures Indenture between the Registrant and State Street Bank and Trust Company, as Trustee.

10.1	Greyhound Lines, Inc. Supplemental Executive Retirement Plan.*

10.2	First Amendment to Supplemental Executive Retirement Plan.*

10.3	Second Amendment to Supplemental Executive Retirement Plan.*

10.4	Third Amendment to Supplemental Executive Retirement Plan.*

10.5	Supplemental Executive Retirement Plan Trust Agreement.*

10.6	Second Amended Employment Agreement dated March 16, 1999, between Registrant and John Werner Haugsland.*

10.7	First Amendment to Second Amended Executive Employment Agreement dated December 1999 between Registrant and John Werner Haugsland.*

10.11	Memorandum of Agreement dated September 30, 1998, between the Registrant and the Amalgamated Transit Union National Local 1700.

10.12	Greyhound Lines, Inc. Change in Control Severance Pay Program.*

10.13	Form of Change in Control Agreement between the Company and certain officers of the Company.*

21	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.