Form 10-Q
period 2004-03-31
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC
filed 2004-05-17
CIK 813040, 813041, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

As of May 7, 2004, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant’s parent company.

(1)	This Form 10-Q is also being filed by the co-registrants specified under the caption “Co-Registrants”, each of which is a wholly-owned subsidiary of Greyhound Lines, Inc. and each of which has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q for filing Form 10-Q in a reduced disclosure format.

(2)	This Registrant meets the conditions set forth General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in a reduced disclosure format.

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

As of March 31, 2004, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

GREYHOUND LINES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREYHOUND LINES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Current Assets
Cash and cash equivalents	$9,516	$18,805
Accounts receivable, less allowance for doubtful accounts of $1,353 and $1,364	40,683	39,170
Inventories, less allowance for shrinkage of $310 and $309	9,227	9,428
Prepaid expenses	8,706	10,687
Other current assets	3,350	2,591

Total Current Assets	71,482	80,681
Property, plant and equipment, net of accumulated depreciation of $282,474 and $273,732	374,136	376,021
Investments in unconsolidated affiliates	15,276	15,624
Insurance and security deposits	33,316	33,394
Goodwill	3,040	3,040
Intangible assets, net of accumulated amortization of $41,057 and $39,703	27,472	29,439

Total Assets	$524,722	$538,199

Current Liabilities
Accounts payable	$21,782	$25,379
Accrued liabilities	70,125	59,947
Rents payable	9,912	12,852
Unredeemed tickets	9,291	12,396
Current portion of claims liability	28,203	26,579
Current portion of debt	39,844	3,344

Total Current Liabilities	179,157	140,497
Pension obligation	185,326	180,959
Claims liability	60,842	57,697
Long-term debt .	165,294	202,349
Minority interests	3,329	3,625
Other liabilities	23,540	24,814

Total Liabilities	617,488	609,941

Stockholder’s Deficit
Common stock (1,000 shares authorized; par value $.01; 587 shares issued)	—	—
Capital in excess of par value	370,391	370,391
Retained deficit	(240,596)	(219,485)
Accumulated other comprehensive loss, net of tax benefit of $28,880	(222,561)	(222,648)

Total Stockholder’s Deficit	(92,766)	(71,742)

Total Liabilities and Stockholder’s Deficit	$524,722	$538,199

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
Operating Revenues
Passenger services	$181,865	$182,290
Package express	9,690	9,319
Food services	8,819	9,570
Other operating revenues	19,724	16,552

Total Operating Revenues	220,098	217,731

Operating Expenses
Maintenance	24,970	25,221
Transportation	56,796	61,266
Agents’ commissions and station costs	40,830	43,007
Marketing, advertising and traffic	4,560	6,000
Insurance and safety	19,778	17,563
General and administrative	33,633	31,587
Depreciation and amortization	14,038	12,783
Operating taxes and licenses	14,488	14,633
Operating rents	19,692	21,102
Cost of goods sold — food services	5,773	6,329
Other operating expenses	793	671

Total Operating Expenses	235,351	240,162

Operating Loss	(15,253)	(22,431)
Interest Expense	6,140	5,895

Loss Before Income Taxes and Minority Interests	(21,393)	(28,326)
Income Tax Provision	15	35
Minority Interests	(297)	(306)

Net Loss	$(21,111)	$(28,055)

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(21,111)	$(28,055)
Non-cash expenses and gains included in net loss	18,525	15,351
Net change in certain operating assets and liabilities	3,963	(5,736)

Net Cash Provided by (Used for) Operating Activities	1,377	(18,440)

Cash Flows From Investing Activities
Capital expenditures	(11,126)	(3,031)
Proceeds from assets sold	539	4,340
Other investing activities	624	—

Net Cash Provided by (Used for) Investing Activities	(9,963)	1,309

Cash Flows From Financing Activities
Payments on debt and capital lease obligations	(703)	(1,003)
Net change in revolving credit facility	—	17,635
Other financing activities	—	(192)

Net Cash Provided by (Used for) Financing Activities	(703)	16,440

Net Decrease in Cash and Cash Equivalents	(9,289)	(691)
Cash and Cash Equivalents, Beginning of Period	18,805	5,946

Cash and Cash Equivalents, End of Period	$9,516	$5,255

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements of Greyhound Lines, Inc. and Subsidiaries (“Greyhound” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Additionally, certain reclassifications have been made to the prior period statements to conform them to the current period presentation. Due to the seasonality of the Company’s operations, operating results for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

On March 16, 1999, the Company’s stockholders approved the Agreement and Plan of Merger with Laidlaw Inc. pursuant to which the Company became a wholly-owned subsidiary of Laidlaw Inc. (the “Merger”). The consolidated financial statements of the Company do not reflect any purchase accounting adjustments relating to the Merger.

On June 28, 2001, Laidlaw Inc. and certain of its affiliates filed voluntary petitions for reorganization under the U.S. Bankruptcy Code and the Canada Companies’ Creditors Arrangement. Neither Greyhound nor any of its subsidiaries were included in, or made party to, these reorganization filings and proceedings.

Effective June 23, 2003, Laidlaw Inc. emerged from the court-supervised reorganization process and, in accordance with the Plan of Reorganization, Laidlaw Inc. completed an internal corporate restructuring, in which Laidlaw International, Inc. acquired all of the assets of Laidlaw Inc., a Canadian corporation. Additionally, pursuant to the Plan, Laidlaw International, Inc. domesticated into the United States as a Delaware corporation. Laidlaw International, Inc. and its predecessor Laidlaw Inc. are referred to as “Laidlaw”. The consolidated financial statements of the Company do not reflect any fresh start accounting adjustments relating to the reorganization of Laidlaw.

2. OTHER COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities and changes in minimum pension liabilities as other comprehensive income. For the three months ended March 31, 2004 and 2003, comprehensive loss was $21.0 million and $27.7 million, respectively.

3. INDEBTEDNESS

Revolving Credit Facility

The Company is party to a revolving credit facility (“Revolving Credit Facility”) that currently matures on October 24, 2004. Letters of credit or borrowings are available under the Revolving Credit Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, (which at March 31, 2004, aggregated to $118.4 million) subject to a maximum of $125 million, inclusive of a $70 million letter of credit sub-facility. As of March 31, 2004, the Company had no outstanding borrowings under its Revolving Credit Facility, issued letters of credit of $61.1 million and availability of $57.3 million. Under the Revolving Credit Facility, the Company is subject to certain covenants, including a maximum total debt to cash flow ratio, minimum cash flow to interest expense ratio and minimum cash flow test. As of March 31, 2004, the Company was in compliance with all such covenants and based upon the Company’s financial forecast for the remainder of 2004, management currently believes that the Company will remain in compliance with all of the covenants under the Revolving Credit Facility.

The Company has entered into discussions to extend the October 24, 2004 maturity date of the Revolving Credit Facility and to modify certain of the other terms of the agreement. Although the Company has been successful in obtaining necessary extensions and modifications to the Revolving Credit Facility in the past, there can be no assurances that the Company will obtain them in the future or that the cost of any future extensions, modifications or other changes in the terms of the Revolving Credit Facility would not have a material effect on the Company. In the event that the parties are unable to agree on an extension of the facility beyond its current maturity date, and that modifications suitable to the parties are not obtained, the Company will be required to seek a replacement for the Revolving Credit Facility from other financing sources. Should alternate sources of financing not be available, then the Company may not be able to satisfy its obligations as they become due and may not be able to continue as a going concern. As a result, the Company may not be able to realize its assets and settle its liabilities in the normal course of operations.

Laidlaw Subordinated Debt

The Company is party to an intercompany loan with Laidlaw that is subordinate to the Revolving Credit Facility and matures 91 days after the maturity of the Revolving Credit Facility. Based on the current maturity date of the Revolving Credit Facility, the Company’s debt owed to Laidlaw in the amount of $36.6 million has been classified as a current liability on the Company’s Interim Consolidated Statements of Financial Position at March 31, 2004. The Company is in discussions with its lenders to extend the maturity date of the Revolving Credit Facility. In conjunction with any extension of the Revolving Credit Facility, the maturity date of the Laidlaw debt would likewise be extended.

4. PENSION PLANS

The Company has nine defined benefit pension plans. The largest plan (the “ATU Plan”) covers approximately 13,500 current and former employees, fewer than 900 of whom are active employees of the Company. The following table provides the components of net periodic pension cost for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	2004	2003
Components of Net Periodic Pension Cost
Service Cost	$377	$375
Interest Cost	10,836	11,715
Expected Return on Assets	(10,006)	(10,027)
Amortization of Actuarial Losses	3,461	472

Net Periodic Pension Cost	$4,668	$2,535

4. PENSION PLANS (Continued)

Plan Contributions and Potential Funding Requirements

Laidlaw, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the “Laidlaw Group”), is party to an agreement with the Pension Benefit Guaranty Corporation regarding the funding levels of the Company’s pension plans (the “PBGC Agreement”). Under the PBGC Agreement 3.8 million shares of common stock of Laidlaw were issued to a trust formed for the benefit of the pension plans (the “Pension Plan Trust”). The trustee of the Pension Plan Trust is to sell the stock at Laidlaw’s direction, but in no event later than the end of 2004, with all net proceeds from the stock sales being contributed directly to the pension plans. If the net proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the net proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans at the end of 2004. Further, the Laidlaw Group must contribute an additional $50 million in cash to the pension plans by June 30, 2004. These contributions and transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations.

At March 31, 2004, all 3.8 million shares of Laidlaw common stock remained in the Pension Plan Trust and no dividends had been received from Laidlaw on these shares. Based upon the closing price of the Laidlaw stock on the New York Stock Exchange on May 11, 2004, the shares had an aggregate market value of $49.1 million.

In addition to the cash contributions to the pension plans pursuant to the PBGC Agreement described above, the Company expects to contribute $3.3 million to all plans other than the ATU Plan, for which there is no funding requirement in 2004. During the quarter ended March 31, 2004, the Company contributed $0.3 million to the plans.

The ATU Plan represents approximately 90% of the total obligations of the pension plans. Based upon current regulations and plan asset values at March 31, 2004, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made in accordance with the timing specified in the PBGC Agreement, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan until 2007. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may not result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, any of which could result in the Company being required to make contributions in the future that differ significantly from the current estimates.

5. CONTINGENCIES

Environmental Matters

The Company’s operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which the Company operates. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. On an ongoing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. The Company provides for environmental liabilities using its best estimates. Actual environmental liabilities could differ significantly from these estimates.

Legal Proceedings

The Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment related claims. Based on the Company’s assessment of known claims and the historical claims payout pattern and discussion with internal and outside legal counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such claims arising out of the ordinary course of business that, if resolved against the Company, would have a materially adverse effect upon the Company’s consolidated financial position or results of operations.

5. CONTINGENCIES (Continued)

Insurance Coverage

The predecessor agency to the Surface Transportation Board granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the Department of Transportation (“DOT”). To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company’s tangible net worth has fallen below the minimum required by the DOT to maintain self-insurance authority. On July 25, 2003, the DOT granted a waiver of the tangible net worth requirement through December 31, 2004 and, as a condition of the waiver, the Company was required to increase the self-insurance trust fund by $2.7 million. On May 4, 2004, the DOT issued a ruling reaffirming both the Company’s self-insurance authority and the temporary waiver of the tangible net worth requirement through December 31, 2004. However, the new ruling now requires that the trust be evaluated quarterly and funded to the greater of $17.7 million or 110% of the estimated unpaid liability for self-insured claims. As a result, during the second quarter of 2004, the Company will be required to make additional contributions to the self-insurance trust fund in the amount of $13.6 million. The Company’s self-insurance authority will continue to be subject to periodic review by the DOT.

Insurance coverage and related administrative expenses are key components of the Company’s cost structure. Additionally, the Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At March 31, 2004, the Company maintained $25.5 million of collateral deposits (including the DOT trust fund) and had issued $53.7 million of letters of credit in support of these programs. The loss or further modification of self-insurance authority from the DOT or a decision by the Company’s insurers to modify the Company’s program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

6. RELATED PARTY TRANSACTIONS

Included in accounts receivable on the Company’s Interim Consolidated Statements of Financial Position at March 31, 2004 and December 31, 2003, are amounts due from Laidlaw or one of Laidlaw’s subsidiaries of $4.1 million and $3.6 million, respectively. Included in accounts payable at March 31, 2004 and December 31, 2003, are amounts due to Laidlaw or one of Laidlaw’s subsidiaries of $1.0 million and $1.1 million, respectively.

Included in current portion of debt on the Company’s Interim Consolidated Statements of Financial Position at March 31, 2004 is the Company’s subordinated debt to Laidlaw in the amount of $36.6 million. The maturity date of the debt is 91 days following the final maturity of the Revolving Credit Facility. The Company is in discussions with its lenders to extend the maturity date of the Revolving Credit Facility. In conjunction with any extension of the Revolving Credit Facility, the maturity date of the Laidlaw debt would likewise be extended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company operates as one business segment with the primary business consisting of scheduled passenger service, package express service and food service at certain terminals. The Company’s operations include a nationwide network of terminal and maintenance facilities utilizing a fleet of approximately 2,800 buses. The Company uses a network of approximately 1,700 sales locations, which offers the customer the ability to travel to more than 2,600 destinations in North America.

The Company’s business is seasonal in nature and generally follows the travel industry as a whole, with peaks during the summer months and the Thanksgiving and Christmas holiday periods. As a result, the Company’s operating cash flows are also seasonal with a disproportionate amount of the Company’s annual operating cash flows being generated during the peak travel periods. The day of the week on which certain holidays occur, the length of certain holiday periods, and the date on which certain holidays occur within the fiscal quarter, may also affect the Company’s quarterly results of operations.

The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the quarter ended March 31, 2004 and the Company’s consolidated financial position at March 31, 2004. The following information should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-Q as well as the Company’s Form 10-K for the year ended December 31, 2003.

Overview of the First Quarter of 2004

The Company continues to experience positive results from the pricing and cost reduction actions implemented during the third and fourth quarters of 2003, and during the first quarter of 2004 management implemented additional price increases and cost containment initiatives. As a result, during the quarter ended March 31, 2004, revenue improved by $2.4 million or 1.1%, expenses declined by $4.8 million or 2.0% and, accordingly, the Company’s operating loss declined from $22.4 million as of March 31, 2003, to $15.3 million as of March 31, 2004, an improvement of $7.1 million.

During the first quarter of 2004, yield on passenger tickets increased by 8.1% principally as a result of a change in the mix of passengers caused by a decline in passenger miles in the long haul markets. This decline resulted from higher pricing on seasonal promotions, additional restrictions and higher pricing on the advance purchase discount program, and strategic price increases on certain routes in certain geographic regions. Additionally, the Company implemented further across the board price increases affecting all mileage bands. Although the price increases resulted in a decline in passengers and passenger miles, these declines were almost completely offset by the effects of the increased ticket prices, such that passenger revenue was only slightly down, 0.2%, compared to prior year. The slight decline in passenger revenue was more than offset by increased revenue from package shipments as a result of a price increase and expanded transportation services to cruise lines.

Additionally, anticipating the passenger miles decline, the Company continued to aggressively reduce bus miles. As a result, revenue per mile improved by 8.2%.

Since approximately 76% of the Company’s wages are variable with bus and passenger miles, the reduction in expenses during the quarter is largely due to management’s actions to reduce bus miles. In addition, costs declined as a result of the January closure of one of the Company’s telephone information centers, the continued effects of the 2003 reductions in force, and other cost decreases resulting from lower business volumes and resource needs. These cost reductions more than offset increases in wages, fuel, insurance and pension during the quarter. On a per mile basis, costs increased 4.9%, which was less than the increase in revenue per mile.

Additionally, during the quarter, the membership of the Amalgamated Transit Union Local 1700, representing all of the Company’s drivers and half of the mechanics, ratified a new collective bargaining agreement that expires on January 31, 2007. Although the agreement provides for one wage increase and an increase in benefits, these increases are almost completely offset by other contract modifications.

In summary the projected impacts of the ongoing improvements in results as well as the terms of the new collective bargaining agreement indicate that the Company will meet its debt covenants for the remainder of 2004. Additionally, the Company can now focus on longer term initiatives and further improvements as substantial needs for capital expenditures and debt service requirements mandate that the Company continue to significantly improve operations and financial results.

Results of Operations

The following table sets forth the Company’s results of operations as a percentage of total operating revenue for the quarters ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
Operating Revenues
Passenger services	82.6%	83.7%
Package express	4.4	4.3
Food services	4.0	4.4
Other operating revenues	9.0	7.6

Total Operating Revenues	100.0	100.0

Operating Expenses
Maintenance	11.3	11.6
Transportation	25.8	28.1
Agents’ commissions and station costs	18.5	19.7
Marketing, advertising and traffic	2.1	2.8
Insurance and safety	9.0	8.1
General and administrative	15.3	14.5
Depreciation and amortization	6.4	5.9
Operating taxes and licenses	6.6	6.7
Operating rents	8.9	9.7
Cost of goods sold — food services	2.6	2.9
Other operating expenses	0.4	0.3

Total Operating Expenses	106.9	110.3

Operating Loss	(6.9)	(10.3)
Interest Expense	2.8	2.7
Income Tax Provision	0.0	0.0
Minority Interests	(0.1)	(0.1)

Net Loss	(9.6)%	(12.9)%

The following table sets forth certain key operating data used by management in assessing the Company’s performance during the quarters ended March 31, 2004 and 2003. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.

	Three Months Ended
	March 31,		Percentage
	2004	2003	Change
Regular Service Miles (000’s)	67,362	72,419	(7.0%)
Total Bus Miles (000’s)	69,966	74,884	(6.6%)
Passenger Miles (000’s)	1,658,978	1,797,633	(7.7%)
Passengers Carried (000’s)	4,854	4,967	(2.3%)
Average Trip Length (passenger miles/passengers carried)	342	362	(5.5%)
Load (avg. number of passengers per regular service mile)	24.6	24.8	(0.8%)
Load Factor (% of available seats filled)	48.5%	49.1%	(1.2%)
Yield (passenger services revenue/passenger miles)	$0.1096	$0.1014	8.1%
Average Ticket Price	$37.47	$36.70	2.1%
Total Revenue Per Total Bus Mile	$3.146	$2.908	8.2%
Operating Loss Per Total Bus Mile	$(0.218)	$(0.300)	(27.3%)
Cost Per Total Bus Mile:
Maintenance	$0.357	$0.337	5.9%
Transportation	$0.812	$0.818	(0.7%)

Three Months Ended March 31, 2004 Compared to the Same Period in 2003

Operating Revenues. Total operating revenues increased $2.4 million, up 1.1%, for the three months ended March 31, 2004, compared to the same period in 2003.

Passenger services revenues decreased $0.4 million, or 0.2%, for the three months ended March 31, 2004, compared to the same period in 2003. The decrease is principally due to the 2.3% reduction in passengers almost all of which was offset by a 2.1% increase in average ticket price. The price increases caused the decline in passengers and as the increases were higher in the lower yielding, longer haul markets (trips greater than 1,000 miles), passengers in these markets declined at a higher rate than passengers in the higher yielding short and medium haul markets. As a result, the mix of passengers changed and average trip length declined 5.5%. The passenger decline along with the decline in trip length resulted in a decline in passenger miles of 7.7% which more than offset the favorable impact of an additional day in February and better weather during the current quarter than the prior year. Because shorter trips produce higher yield, the effects of the passenger mile decline were almost completely offset by the increase in yield.

Package express revenues increased $0.4 million, or 4.0%, for the three months ended March 31, 2004, compared to the same period in 2003 principally due to a 3.2% increase in shipping days and price increases on oversize packages and customer baggage that more than offset continued declines in standard product deliveries (the traditional, low value, terminal to terminal market segment). As a result of the price increases, sales per shipping day were up slightly during the quarter as compared to the prior year.

Food services revenues decreased $0.8 million, or 7.8%, for the three months ended March 31, 2004, compared to the same period in 2003 primarily due to the decrease in passenger traffic, particularly in the long haul markets.

Other operating revenues increased $3.2 million, or 19.2%, for the three months ended March 31, 2004, compared to the same period in 2003. The increase is principally due to increased charter services and increases in “meet and greet” and transportation services provided to cruise lines.

Operating Expenses. Total operating expenses decreased $4.8 million, or 2.0%, for the three months ended March 31, 2004, compared to the same period in 2003.

Maintenance costs decreased $0.3 million, or 1.0%, for the three months ended March 31, 2004, compared to the same period in 2003. On a per-mile basis, maintenance costs increased by 5.9% principally due to contractual wage increases for mechanics, higher average fleet age and fewer buses under warranty.

Transportation expenses which consist primarily of fuel costs and driver wages, decreased $4.5 million, or 7.3%, for the three months ended March 31, 2004, compared to the same period in 2003, principally due to the effects of operating fewer miles and lower driver training costs, partially offset by contractual driver wage increases and fuel price increases. During the first quarter of 2004 the average cost per gallon of fuel was $1.04 per gallon, compared to $0.99 per gallon during the same period in 2003, resulting in increased costs of $0.5 million. Additionally, driver hiring and training costs were $1.7 million lower during the first quarter of 2004 compared to 2003 due to decreased hiring of new drivers.

Agents’ commissions and station costs decreased $2.2 million, or 5.1%, for the three months ended March 31, 2004, compared to the same period in 2003. The decrease is primarily due to lower terminal and call center wages and communication costs as a result of decreased ticket sales and lower passenger volumes.

Marketing, advertising and traffic expenses decreased $1.4 million, or 24.0% for the three months ended March 31, 2004, compared to the same period in 2003. The decrease is principally due to management’s decision to reduce advertising spending as compared to prior year, as discretionary travel remains soft during off peak periods.

Insurance and safety costs increased $2.2 million, or 12.6% for the three months ended March 31, 2004, compared to the same period in 2004. The increase is primarily due to an increase in the cost of excess insurance coverage and growth in the average cost per claim due principally to inflationary increases in medical costs and wages.

General and administrative expenses increased $2.0 million, or 6.5%, for the three months ended March 31, 2004, compared to the same period in 2003 due principally to higher pension and incentive plan costs, partially offset by decreased wages as a result of a reduction in force and decreased travel and other costs as a result of lower business volumes.

Depreciation and amortization increased by $1.3 million, or 9.8%, for the three months ended March 31, 2004, compared to the same period in 2003. The increase is primarily due to inflationary increases in the cost of recent capital expenditures which, due to the long-lived nature of the Company’s assets, significantly exceeds the historical cost basis of asset disposals. Additionally, the Company decreased its estimates of salvage value on certain older buses.

Operating taxes and licenses expense decreased by $0.1 million for the three months ended March 31, 2004, compared to the same period in 2003. Decreases in fuel taxes as a result of the decline in miles operated were almost completely offset by increases in property taxes.

Operating rents decreased $1.4 million, or 6.7%, for the three months ended March 31, 2004, compared to the same period in 2003, principally due to expirations of bus operating leases.

Food services cost of goods sold decreased $0.6 million, or 8.8%, for the three months ended March 31, 2004, compared to the same period in 2003, primarily due to the decrease in food services revenues.

Other operating expenses were comparable to the same period in 2003.

Interest expense increased $0.2 million, or 4.2%, for the three months ended March 31, 2004, compared to the same period in 2003 principally as a result of higher interest rates on the Company’s revolving credit facility.

Income tax expense for the three months ended March 31, 2004, was comparable to the same period in 2003.

Minority interests for the three months ended March 31, 2004, reflects the minority partners’ share of current year losses in the Company’s Hispanic joint ventures and were comparable to the same period in 2003.

Liquidity and Capital Resources

The Company requires significant cash flows to finance capital expenditures, including bus acquisitions, and to meet its debt service and other continuing obligations. As of March 31, 2004, the Company had $205.1 million of outstanding debt, implicit debt equivalent to $245.6 million for off-balance sheet bus operating leases and $61.1 million of outstanding letters of credit (which principally support recorded claims liabilities). The Company’s principal sources of liquidity are expected to be cash flow from operations (which is net of cash charges for interest expense and lease payments under the Company’s bus operating leases), proceeds from operating lease or other equipment financing for new bus purchases and borrowings under its revolving credit facility. Generally new term financing (including bus operating lease financing) must be obtained to support the Company’s annual capital expenditure needs. Additionally, the Company is currently limited under the terms of its senior note indenture as to the amount of additional indebtedness that may be incurred. If new bus financing cannot be obtained in the future, or is limited pursuant to the senior note indenture, the Company would have to reduce capital expenditures, resulting in an increase in fleet age and costs to operate the fleet.

Net cash provided by operating activities for the three months ended March 31, 2004 was $1.4 million, compared to net cash used by operating activities of $18.4 million in the prior year, an improvement during the current quarter of $19.8 million. The increase is due to the lower operating loss during the first quarter of 2004 and lower payments than in the prior year of accrued rents and accrued wages. The lower payments of accrued rents is principally due to the timing of uneven rent payments on a large bus lease. Net cash used by investing activities for the first quarter of 2004 was $10.0 million compared to $1.3 million provided by investing activities during the same period of 2003. During the first quarter of 2004 the Company had higher capital expenditures than in the prior year principally due to purchases of buses at lease expiration. Net cash used by financing activities in the first quarter of 2004 was $0.7 million for the repayment of debt, versus net cash provided by financing activities of $16.4 million in the prior year, principally due to advances under the Revolving Credit Facility in the prior year.

As of March 31, 2004, the Company had no outstanding borrowings under its Revolving Credit Facility, issued letters of credit of $61.1 million, availability of $57.3 million and was in compliance with all of its covenants. Based upon the Company’s financial forecast for the remainder of 2004, management currently believes that the Company will remain in compliance with all of the covenants under the Revolving Credit Facility.

The Revolving Credit Facility matures on October 24, 2004 and the Company has entered into discussions to extend the maturity and to modify certain of the other terms of the agreement. Although the Company has been successful in obtaining necessary extensions and modifications to the Revolving Credit Facility in the past, there can be no assurances that the Company will obtain them in the future or that the cost of any future extensions, modifications or other changes in the terms of the Revolving Credit Facility would not have a material effect on the Company. In the event that the parties are unable to agree on an extension of the facility beyond its current maturity date, and that modifications suitable to the parties are not obtained, the Company will be required to seek a replacement for the Revolving Credit Facility from other financing sources. Should alternate sources of financing not be available, then the Company may not be able to satisfy its obligations as they become due and may not be able to continue as a going concern. As a result, the Company may not be able to realize its assets and settle its liabilities in the normal course of operations.

PBGC Agreement and Potential Pension Plan Funding Requirements

Laidlaw, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the “Laidlaw Group”), is party to an agreement with the Pension Benefit Guaranty Corporation regarding the funding levels of the Company’s pension plans (the “PBGC Agreement”). Under the PBGC Agreement 3.8 million shares of common stock of Laidlaw were issued to a trust formed for the benefit of the pension plans (the “Pension Plan Trust”). The trustee of the Pension Plan Trust is to sell the stock at Laidlaw’s direction, but in no event later than the end of 2004, with all net proceeds from the stock sales being contributed directly to the pension plans. If the net proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the net proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans at the end of 2004. Further, the Laidlaw Group must contribute an additional $50 million in cash to the pension plans by June 30, 2004. These contributions and transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations.

At March 31, 2004, all 3.8 million shares of Laidlaw common stock remained in the Pension Plan Trust and no dividends had been received from Laidlaw on these shares. Based upon the closing price of the Laidlaw stock on the New York Stock Exchange on May 11, 2004, the shares had an aggregate market value of $49.1 million.

The largest of the plans (the “ATU Plan”) represents approximately 90% of the total obligations of the pension plans. Based upon current regulations and plan asset values at March 31, 2004, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made in accordance with the timing specified in the PBGC Agreement, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan until 2007. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may not result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, any of which could result in the Company being required to make contributions in the future that differ significantly from the current estimates.

Insurance Coverage

The predecessor agency to the Surface Transportation Board granted the Company authority to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence, which has been continued by the Department of Transportation (“DOT”). To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a $15.0 million trust fund to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company’s tangible net worth has fallen below the minimum required by the DOT to maintain self-insurance authority. On July 25, 2003, the DOT granted a waiver of the tangible net worth requirement through December 31, 2004 and, as a condition of the waiver, the Company was required to increase the self-insurance trust fund by $2.7 million. On May 4, 2004, the DOT issued a ruling reaffirming both the Company’s self-insurance authority and the temporary waiver of the tangible net worth requirement through December 31, 2004. However, the new ruling now requires that the trust be evaluated quarterly and funded to the greater of $17.7 million or 110% of the estimated unpaid liability for self-insured claims. As a result, during the second quarter of 2004, the Company will be required to make additional contributions to the self-insurance trust fund in the amount of $13.6 million. The Company’s self-insurance authority will continue to be subject to periodic review by the DOT.

Insurance coverage and related administrative expenses are key components of the Company’s cost structure. Additionally, the Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At March 31, 2004, the Company maintained $25.5 million of collateral deposits (including the DOT trust fund) and had issued $53.7 million of letters of credit in support of these programs. The loss or further modification of self-insurance authority from the DOT or a decision by the Company’s insurers to modify the Company’s program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

Statements in this Form 10-Q that are not purely historical facts, including statements regarding beliefs, expectations, intentions, projections or strategies for the future of Greyhound may be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the general economic condition of the United States and the future level of bus travel demand; the impact of future terrorist incidents; operational disruptions as a result of bad weather; the Company’s future yields; increased costs for security; the cost and availability of excess insurance coverage and the Company’s ability to retain authority to self-insure; the impact of changes in fuel prices; the effect of future Government regulations; potential pension plan funding requirements; limitations on financing flexibility and availability due to the potential inability of the Company to obtain extensions of the maturity date of its revolving credit facility or to remain in compliance with covenants required under its various debt agreements consequently affecting the ability of the Company to continue as a going concern; changing credit markets; disruptions to Company operations as a result of forced relocations of terminals or garages; and other factors described from time to time in the Company’s publicly available Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

ITEM 4. CONTROLS AND PROCEDURES

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

During the most recent fiscal quarter, there have not been any changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Memorandum of Agreement, dated March 27, 2004, between the Registrant and the Amalgamated Transit Union National Local 1700.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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

Date: May 17, 2004

GREYHOUND LINES, INC.
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Senior Vice President - Finance

ATLANTIC GREYHOUND LINES OF VIRGINIA, INC.
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Vice President - Finance

GLI HOLDING COMPANY
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Vice President - Finance

GREYHOUND de MEXICO, S.A. de C.V.
By:	/s/ William J. Gieseker
William J. Gieseker
Examiner

SISTEMA INTERNACIONAL de TRANSPORTE de AUTOBUSES, INC.
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Vice President - Finance

TEXAS, NEW MEXICO & OKLAHOMA COACHES, INC.
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Vice President - Finance

T.N.M. & O. TOURS, INC.
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Vice President - Finance

VERMONT TRANSIT CO., INC.
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Vice President - Finance