Form 10-Q
period 2004-06-30
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC
filed 2004-08-16
CIK 813040, 813041, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 1-10841

GREYHOUND LINES, INC.

and its Subsidiaries identified in Footnote (1) below
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-0572343 (I.R.S. employer identification no.)

15110 N. Dallas Parkway, Suite 600 Dallas, Texas (Address of principal executive offices)	75248 (Zip code)

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

As of August 6, 2004, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding, all of which are held by the registrant’s parent company.

(1)	This Form 10-Q is also being filed by the co-registrants specified under the caption “Co-Registrants,” each of which is a wholly-owned subsidiary of Greyhound Lines, Inc. and each of which has met the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q for filing Form 10-Q in a reduced disclosure format.

(2)	This registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in a reduced disclosure format.

Co-Registrants

This Form 10-Q is also being filed by the following entities. Except as set forth below, each entity has the same principal executive offices, zip code and telephone number as that set forth for Greyhound Lines, Inc. on the cover of this report:

		I.R.S. Employer	Jurisdiction
	Commission	Identification	Of
Name	File No.	No.	Incorp.
Atlantic Greyhound Lines of Virginia, Inc.	333-27267-01	58-0869571	Virginia

GLI Holding Company	333-27267-04	75-2146309	Delaware

Greyhound de Mexico, S.A. de C.V.	333-27267-05	None	Republic of Mexico

Sistema Internacional de Transporte de Autobuses, Inc. 350 N. St. Paul Street, 10th Floor Dallas, Texas 75201 (214) 849-8616	333-27267-08	75-2548617	Delaware

Texas, New Mexico & Oklahoma Coaches, Inc. 1313 13th Street Lubbock, Texas 79408 (806) 763-5389	333-27267-10	75-0605295	Delaware

T.N.M. & O. Tours, Inc. (Same as Texas, New Mexico & Oklahoma Coaches, Inc.)	333-27267-11	75-1188694	Texas

Vermont Transit Co., Inc. 345 Pine Street Burlington, Vermont 05401 (802) 862-9671	333-27267-12	03-0164980	Vermont

As of June 30, 2004, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

GREYHOUND LINES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREYHOUND LINES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Current Assets
Cash and cash equivalents	$11,542	$18,805
Accounts receivable, less allowance for doubtful accounts of $1,456 and $1,364	41,991	39,170
Inventories, less allowance for shrinkage of $311 and $309	9,116	9,428
Prepaid expenses	5,453	10,687
Other current assets	4,055	2,591

Total Current Assets	72,157	80,681
Property, plant and equipment, net of accumulated depreciation of $290,022 and $273,732	365,730	376,021
Investments in unconsolidated affiliates	14,542	15,624
Insurance and security deposits	45,860	33,394
Goodwill	2,939	3,040
Intangible assets, net of accumulated amortization of $41,287 and $39,703	24,183	29,439

Total Assets	$525,411	$538,199

Current Liabilities
Accounts payable	$24,247	$25,379
Accrued liabilities	65,798	59,947
Rents payable	5,398	12,852
Unredeemed tickets	11,928	12,396
Current portion of claims liability	34,322	26,579
Current portion debt	2,983	3,344

Total Current Liabilities	144,676	140,497
Pension obligation	139,693	180,959
Claims liability	60,342	57,697
Long-term debt, net	201,376	202,349
Minority interests	3,264	3,625
Other liabilities	23,352	24,814

Total Liabilities	572,703	609,941

Stockholder’s Deficit
Common stock (1,000 shares authorized; par value $.01; 587 shares issued)	—	—
Capital in excess of par value	420,391	370,391
Retained deficit	(244,883)	(219,485)
Accumulated other comprehensive loss, net of tax benefit of $28,880	(222,800)	(222,648)

Total Stockholder’s Deficit	(47,292)	(71,742)

Total Liabilities and Stockholder’s Deficit	$525,411	$538,199

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Operating Revenues
Passenger services	$209,087	$205,206	$390,952	$387,496
Package express	9,869	9,692	19,559	19,011
Food services	9,526	10,046	18,345	19,616
Other operating revenues	16,863	16,874	36,587	33,426

Total Operating Revenues	245,345	241,818	465,443	459,549

Operating Expenses
Maintenance	26,590	25,268	51,560	50,489
Transportation	58,729	62,845	115,525	124,111
Agents’ commissions and station costs	42,377	44,309	83,207	87,316
Marketing, advertising and traffic	7,930	6,582	12,490	12,582
Insurance and safety	18,421	18,903	38,199	36,466
General and administrative	36,032	31,486	69,665	63,073
Depreciation and amortization	14,349	14,062	28,387	26,845
Operating taxes and licenses	13,579	15,047	28,067	29,680
Operating rents	18,485	19,921	38,177	41,023
Cost of goods sold — food services	6,177	6,452	11,950	12,781
Other operating expenses	278	851	1,071	1,522

Total Operating Expenses	242,947	245,726	478,298	485,888

Operating Income(Loss)	2,398	(3,908)	(12,855)	(26,339)
Interest Expense	6,136	6,244	12,276	12,139

Loss Before Income Taxes and Minority Interests	(3,738)	(10,152)	(25,131)	(38,478)
Income Tax Provision	614	934	629	969
Minority Interests	(65)	(167)	(362)	(473)

Net Loss	$(4,287)	$(10,919)	$(25,398)	$(38,974)

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(25,398)	$(38,974)
Non-cash expenses and gains included in net loss	37,517	29,720
Net change in certain operating assets and liabilities	(3,794)	(5,132)

Net cash provided by (used for) operating activities	8,325	(14,386)

Cash Flows From Investing Activities
Capital expenditures	(17,403)	(12,910)
Proceeds from assets sold	760	5,152
Other investing activities	2,728	2,657

Net cash used for investing activities	(13,915)	(5,101)

Cash Flows From Financing Activities
Payments on debt and capital lease obligations	(1,632)	(2,113)
Net change in revolving credit facility	—	25,369
Other financing transactions	(41)	(12)

Net cash provided by (used for) financing activities	(1,673)	23,244

Net Increase (Decrease) in Cash and Cash Equivalents	(7,263)	3,757
Cash and Cash Equivalents, Beginning of Period	18,805	5,946

Cash and Cash Equivalents, End of Period	$11,542	$9,703

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements of Greyhound Lines, Inc. and Subsidiaries (“Greyhound” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Additionally, certain reclassifications have been made to the prior period statements to conform them to the current period presentation. Due to the seasonality of the Company’s operations, operating results for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

On March 16, 1999, the Company’s stockholders approved the Agreement and Plan of Merger with Laidlaw Inc. pursuant to which the Company became a wholly-owned subsidiary of Laidlaw Inc. (the “Merger”). The consolidated financial statements of the Company do not reflect any purchase accounting adjustments relating to the Merger.

On June 28, 2001, Laidlaw Inc. and certain of its affiliates filed voluntary petitions for reorganization under the U.S. Bankruptcy Code and the Canada Companies’ Creditors Arrangement Act. Neither Greyhound nor any of its subsidiaries were included in, or made party to, these reorganization filings and proceedings.

In June 2003, Laidlaw Inc. emerged from the court-supervised reorganization process and, in accordance with the Plan of Reorganization, Laidlaw Inc. completed an internal corporate restructuring, in which Laidlaw International, Inc. acquired all of the assets of Laidlaw Inc., a Canadian corporation. Additionally, pursuant to the Plan, Laidlaw International, Inc. domesticated into the United States as a Delaware corporation. Laidlaw International, Inc. and its predecessor Laidlaw Inc. are referred to as “Laidlaw”. The consolidated financial statements of the Company do not reflect any fresh start accounting adjustments relating to the reorganization of Laidlaw.

2. OTHER COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities and changes in minimum pension liabilities in other comprehensive income. For the three months ended June 30, 2004 and 2003, comprehensive loss was $4.5 million and $12.7 million, respectively. Additionally, for the six months ended June 30, 2004 and 2003, comprehensive loss was $25.6 million and $40.3 million, respectively. The difference between net loss and other comprehensive loss in 2004 and 2003 is due to unrealized gains and losses on available-for-sale securities.

GREYHOUND LINES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2004
(Unaudited)

3. INDEBTEDNESS

Revolving Credit Facility

On July 6, 2004, the Company amended its revolving credit facility (“Revolving Credit Facility”) to extend the maturity date two years to October 24, 2006, reset certain financial covenants, modify rates of interest on borrowings and provide for a prepayment premium should the Company terminate the facility before October 24, 2006. Additionally, the amendment allows the Company to elect to extend the maturity date an additional year, to October 24, 2007, provided that the Company meets certain terms and conditions.

Under the amended Revolving Credit Facility, borrowings after the quarterly period ending September 30, 2004, are available at a rate, determined by reference to a leverage ratio calculated quarterly, equal to Wells Fargo Bank’s prime rate plus 0.375% to 2.25% or LIBOR plus 2.375% to 4.25%. Prior to the quarterly period ending September 30, 2004, borrowings remain available at a rate equal to Wells Fargo Bank’s prime rate plus 1.5% or LIBOR plus 3.5%. Letter of credit fees are 3.5% per annum. A 1% prepayment premium is payable should the Company terminate the facility before October 25, 2005, if terminated between October 25, 2005 and October 23, 2006 the premium is 0.5%, and if after October 23, 2006 there is no premium. At June 30, 2004, letters of credit or borrowings are available under the Revolving Credit Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, (which at June 30, 2004, aggregated to $108.2 million) subject to a maximum of $125 million, inclusive of a $70 million letter of credit sub-facility. As of June 30, 2004, the Company had no outstanding borrowings under its Revolving Credit Facility, issued letters of credit of $62.2 million and availability of $46.0 million.

Additionally, the amendment requires the Company to maintain a minimum cash flow to interest expense ratio, maximum indebtedness to cash flow ratio and minimum cash flow at levels that are the same as, or more restrictive than, previous levels. The new covenant levels were set at 15% to 20% less than the levels projected in financial forecasts delivered to the agent bank by the Company. As of June 30, 2004, the Company was in compliance with all such covenants. As a result of the extension of the maturity date and recent business improvements that have allowed the Company to meet its financial covenants, management believes that there is no longer a going concern risk in the near term. However, substantial needs for capital expenditures and debt service requirements in the future mandate that the Company continue to significantly improve operations and financial results. Additionally, unforeseen events or changes in assumptions may occur and result in material differences between the Company’s future financial results or forecasts and the current financial forecast, and those differences could result in management concluding in the future that the Company may not be able to continue as a going concern based upon the new information.

4. LEASE COMMITMENTS

The Company generally uses lease financing as the principal source of bus financing in order to achieve the lowest net cost of bus financing. These leases typically have terms of seven years and contain specific residual values and residual value guarantees. Most of the leases qualify as operating leases for accounting purposes and, as such, only the monthly lease payment is recorded in the consolidated statements of operations and the liability and value of the underlying buses are not recorded on the consolidated statements of financial position.

In June 2004, the Company entered into two seven-year operating leases covering 20 buses. The leases have an aggregate residual value at lease expiration of $2.9 million of which the Company has guaranteed $1.7 million. As required under Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company recorded a liability in an insignificant amount for the estimated fair value of the residual value guarantee imbedded in these leases.

GREYHOUND LINES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2004
(Unaudited)

5. PENSION PLANS

The Company has nine defined benefit pension plans. The largest plan (the “ATU Plan”) covers approximately 13,500 current and former employees, fewer than 900 of whom are active employees of the Company. The following table provides the components of net periodic pension cost for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Net Periodic Pension Cost	2004	2003	2004	2003
Service Cost	$388	$376	$765	$751
Interest Cost	10,826	11,720	21,662	23,435
Expected Return on Assets	(10,046)	(10,020)	(20,052)	(20,047)
Amortization of Actuarial Losses	3,460	471	6,921	943

Net Periodic Pension Cost	$4,628	$2,547	$9,296	$5,082

Plan Contributions and Potential Funding Requirements

Laidlaw, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the “Laidlaw Group”), is party to an agreement with the Pension Benefit Guaranty Corporation regarding the funding levels of the Company’s pension plans (the “PBGC Agreement”). Under the PBGC Agreement 3.8 million shares of common stock of Laidlaw were issued to a trust formed for the benefit of the pension plans (the “Pension Plan Trust”). The trustee of the Pension Plan Trust is to sell the stock at Laidlaw’s direction, but in no event later than the end of 2004, with all net proceeds from the stock sales being contributed directly to the pension plans. If the net proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the net proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans at the end of 2004. Additionally, on June 30, 2004, the Laidlaw Group contributed $50 million in cash to the pension plans in accordance with the terms of the PBGC Agreement. This contribution and the transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations.

The $50 million cash contribution on June 30, 2004 has been designated by Laidlaw as a capital contribution to the Company and, accordingly, the Company recorded a $50 million increase in additional paid in capital and a $50 million reduction in pension obligations. At June 30, 2004, all 3.8 million shares of Laidlaw common stock remained in the Pension Plan Trust and no dividends had been received from Laidlaw on these shares. Based upon the closing price of the Laidlaw stock on the New York Stock Exchange on August 10, 2004, the shares had an aggregate market value of $54.5 million.

In addition to the cash contributions to the pension plans pursuant to the PBGC Agreement described above, in 2004, the Company expects to contribute $3.0 million to all plans other than the ATU Plan, for which there is no funding requirement in 2004. During the six months ended June 30, 2004, the Company contributed $0.6 million to the plans.

The ATU Plan represents approximately 90% of the total obligations of the pension plans. Based upon current regulations and plan asset values at June 30, 2004, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made in accordance with the timing specified in the PBGC Agreement, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan until 2007. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may not result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, any of which could result in the Company being required to make contributions in the future that differ significantly from the current estimates.

GREYHOUND LINES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2004
(Unaudited)

6. SALES OF BUSINESSES

During the quarter ended June 30, 2004, the Company sold the operations and selected assets of Rockford Coach Lines, L.L.C. (“Rockford”) for cash of $1.5 million, and recorded a corresponding charge of $0.8 million. Additionally, the Company sold its ownership interest in a courier company in Houston, Texas for cash of $0.1 million resulting in an insignificant gain and a reduction in goodwill of approximately $0.1 million.

7. CONTINGENCIES

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

Legal Proceedings

The Company is a defendant in various lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment related claims. Based on the Company’s assessment of known claims and the historical claims payout pattern and discussions with internal and outside legal counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such claims arising out of the ordinary course of business that, if resolved against the Company, would have a materially adverse effect upon the Company’s consolidated financial position or results of operations.

Insurance Coverage

The U.S. Department of Transportation (“DOT”) has authorized the Company to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a trust fund, initially set at $15 million, to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company’s tangible net worth has fallen below the minimum required by the DOT to maintain self-insurance authority. On July 25, 2003, the DOT granted a waiver of the tangible net worth requirement through December 31, 2004 and, as a condition of the waiver, the Company was required to increase the self-insurance trust fund by $2.7 million. On May 4, 2004, the DOT issued a ruling reaffirming both the Company’s self-insurance authority and the temporary waiver of the tangible net worth requirement through December 31, 2004. The new ruling requires that the trust be evaluated quarterly and funded to the greater of $17.7 million or 110% of the estimated unpaid liability for self-insured claims. As a result, during the second quarter of 2004, the Company made additional contributions to the self-insurance trust fund in the amount of $13.6 million and during the third quarter of 2004, the Company will be required to make an additional contribution to the self-insurance trust fund of $2.7 million. The Company’s self-insurance authority will continue to be subject to periodic review by the DOT.

GREYHOUND LINES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2004
(Unaudited)

7. CONTINGENCIES (Continued)

Insurance coverage and related administrative expenses are key components of the Company’s cost structure. Additionally, the Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At June 30, 2004, the Company maintained $40.0 million of collateral deposits (including the DOT trust fund) and had issued $53.7 million of letters of credit in support of these programs. The loss or further modification of self-insurance authority from the DOT or a decision by the Company’s insurers to modify the Company’s program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Union Contracts

The International Association of Machinists and Aerospace Workers (the “IAM”) represents approximately 400 of the Company’s employees. The largest collective bargaining agreements, representing approximately 300 mechanics at 18 maintenance facilities located throughout the United States, expire on October 1, 2004. The Company and the IAM have begun negotiations on a new bargaining agreement. If the members of the IAM were to engage in a strike or other work stoppage the Company could experience a significant disruption of operations that could have a material adverse effect on the business, financial condition and results of operations of the Company.

8. RELATED PARTY TRANSACTIONS

Included in accounts receivable on the Company’s Interim Consolidated Statements of Financial Position at June 30, 2004 and December 31, 2003, are amounts due from Laidlaw or one of Laidlaw’s subsidiaries of $5.8 million and $3.6 million, respectively. Included in accounts payable at June 30, 2004 and December 31, 2003, are amounts due to Laidlaw or one of Laidlaw’s subsidiaries of $1.1 million and $1.1 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company operates as one business segment with the primary business consisting of scheduled passenger service, package express service and food service at certain terminals. At June 30, 2004, the Company’s operations included a nationwide network of terminal and maintenance facilities utilizing a fleet of approximately 2,800 buses. At June 30, 2004, the Company used a network of approximately 1,700 sales locations, offering the customer the ability to travel to more than 2,600 destinations in North America.

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

The following discussion and analysis presents factors that affected the Company’s consolidated results of operations for the three and six months ended June 30, 2004 and the Company’s consolidated financial position at June 30, 2004. The following information should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-Q as well as the Company’s Form 10-K for the year ended December 31, 2003.

Overview of the Second Quarter

The business continued to improve during the second quarter because of the Company’s continued actions to improve operating results and to a lesser extent because of lower revenue and passenger miles in the prior year due to the war in Iraq and increased terror alert levels over the Easter and Memorial Day holidays. Additionally, the Company amended its Revolving Credit Facility, thus mitigating the going concern risk, signed a new collective bargaining agreement with the Amalgamated Transit Union, Local 1700 and continued its focus on cost reduction opportunities. For the quarter ended June 30, 2004, revenue improved by $3.5 million or 1.5%, expenses declined by $2.8 million or 1.1% and, accordingly, the Company generated an operating profit of $2.4 million, compared to an operating loss of $3.9 million as of June 30, 2003, an improvement of $6.3 million. For the six months ended June 30, 2004, revenue improved by $5.9 million or 1.3%, expenses declined by $7.6 million or 1.6% and the Company’s operating loss declined from $26.3 million as of June 30, 2003, to $12.9 million as of June 30, 2004, an improvement of $13.4 million.

During the second quarter of 2004, the Company continued to take actions to improve revenue per bus mile by increasing ticket prices, shifting the mix of passengers toward higher yielding short-and medium-haul travel and reducing bus miles. In April, the Company implemented further across the board price increases and although this action caused a decline in passengers and passenger miles, the declines were principally in the low yielding long-and very long-haul trip distances, and the price increases more than offset the effects of the decline in passengers and passenger miles. Concurrently, the Company continued its efforts to aggressively reduce bus miles to respond to the reduction in passengers and passenger miles. As a result of the reduction in bus miles and the improvement in passenger revenue, revenue per mile improved significantly for the three and six months ended June 30, 2004.

Since approximately 76% of the Company’s wages are variable with bus and passenger miles, the reduction in bus miles resulted in a significant decrease in expenses. In addition, costs declined as a result of the closure of one of the Company’s telephone information centers, the continued effects of the 2003 reductions in force, and other cost decreases resulting from lower business volumes and resource needs. However, significant increases in fuel, pension and insurance costs offset a substantial portion of the savings and remain challenging issues going forward.

On July 6, 2004, the Company amended its revolving credit facility (the “Revolving Credit Facility”) to extend the maturity date two years to October 24, 2006, reset certain financial covenants, modify rates of interest on borrowings and provide for a prepayment premium should the Company terminate the facility before October 24, 2006. Additionally, the amendment allows the Company to elect to extend the maturity date an additional year, to October 24, 2007, provided that the Company meets certain terms and conditions. As of June 30, 2004, the Company was in compliance with all of its debt covenants and the Company’s current forecasts indicate that it will meet its debt covenants through the remainder of the agreement. As a result of the extension of the maturity date and recent business improvements that have allowed the Company to meet its financial covenants, management believes that there is no longer a going concern risk in the near term. However, substantial needs for capital expenditures and debt service requirements in the future mandate that the Company continue to significantly improve operations and financial results. Additionally, unforeseen events or changes in assumptions may occur and result in material differences between the Company’s future financial results or forecasts and the current financial forecast, and those differences could result in management concluding in the future that the Company may not be able to continue as a going concern based upon the new information.

Additionally, in July, the Company announced the first phase of its long-range strategy for the passenger business. In general, the strategy is to more efficiently serve areas where customer demand is greatest through a smaller, simpler network of routes that is short-and medium-haul focused, but that can still provide affordable service to long-haul passengers. The initial implementation will be in the Northern region of the United States, roughly between Chicago and Seattle, and will include the elimination of approximately 10 million miles, 260 sales locations and modifications of other routes to provide a better service pattern for customers. In addition, approximately 150 jobs will be eliminated. The Company will implement the strategy in phases beginning on August 18, 2004, and continuing over the next two to three years.

In summary, during the quarter management continued making improvements to stabilize the Company in the short-term and also began planning for implementation of its long-term strategy. The Company will continue this dual focus as substantial needs for capital expenditures and debt service requirements mandate that the Company continue to significantly improve operations and financial results.

Results of Operations

The following table sets forth the Company’s results of operations as a percentage of total operating revenue for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating Revenues
Passenger services	85.2%	84.9%	84.0%	84.3%
Package Express	4.0	4.0	4.2	4.1
Food services	3.9	4.1	3.9	4.3
Other operating revenues	6.9	7.0	7.9	7.3

Total Operating Revenues	100.0	100.0	100.0	100.0

Operating Expenses
Maintenance	10.8	10.5	11.1	11.0
Transportation	24.0	26.0	24.8	27.0
Agents’ commissions and station costs	17.3	18.3	17.9	19.0
Marketing, advertising and traffic	3.2	2.7	2.7	2.7
Insurance and safety	7.5	7.8	8.2	7.9
General and administrative	14.7	13.0	15.0	13.7
Depreciation and amortization	5.9	5.8	6.1	5.9
Operating taxes and licenses	5.5	6.2	6.0	6.5
Operating rents	7.5	8.2	8.2	8.9
Cost of goods sold – food services	2.5	2.7	2.6	2.8
Other operating expenses	0.1	0.4	0.2	0.3

Total Operating Expenses	99.0	101.6	102.8	105.7

Operating Income (Loss)	1.0	(1.6)	(2.8)	(5.7)
Interest Expense	2.5	2.6	2.6	2.7
Income Tax Provision	0.2	0.4	0.1	0.2
Minority Interests	0.0	(0.1)	0.0	(0.1)

Net Loss	(1.7)%	(4.5)%	(5.5)%	(8.5)%

The following table sets forth certain operating data for the Company for the three and six months ended June 30, 2004 and 2003. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Regular Service Miles (000’s)	71,038	77,561	(8.4%)	138,400	149,980	(7.7%)
Total Bus Miles (000’s)	73,568	80,247	(8.3%)	143,534	155,131	(7.5%)
Passenger Miles (000’s)	1,892,529	2,080,075	(9.0%)	3,551,507	3,877,708	(8.4%)
Passengers Carried (000’s)	5,366	5,518	(2.8%)	10,220	10,485	(2.5%)
Average Trip Length (passenger miles ÷ passengers carried)	353	377	(6.4%)	348	370	(6.0%)
Load (avg. number of passengers per regular service mile)	26.6	26.8	(0.8%)	25.7	25.9	(0.8%)
Load Factor (% of available seats filled)	52.4%	53.0%	(1.1%)	50.5%	51.1%	(1.2%)
Yield (regular route revenue ÷ passenger miles)	$0.1105	$0.0987	12.0%	$0.1101	$0.0999	10.2%
Average Ticket Price	$38.97	$37.19	4.8%	$38.25	$36.96	3.5%
Total Revenue Per Total Bus Mile	$3.335	$3.013	10.7%	$3.243	$2.962	9.5%
Cost Per Total Bus Mile:
Maintenance	$0.361	$0.315	14.6%	$0.359	$0.325	10.5%
Transportation	$0.798	$0.783	1.9%	$0.805	$0.800	0.6%
Insurance and Safety	$0.250	$0.236	5.9%	$0.266	$0.235	13.2%

Three and Six Months Ended June 30, 2004 Compared to the Same Periods in 2003

Operating Revenues. Total operating revenues increased $3.5 million, up 1.5%, and $5.9 million, up 1.3% for the three and six months ended June 30, 2004, compared to the same periods in 2003.

Passenger services revenues increased $3.9 million, up 1.9%, and $3.5 million, up 0.9%, for the three and six months ended June 30, 2004, compared to the same periods in 2003. Overall, the increase in yield, driven by both price increases as well as a shift in the mix of customers toward higher yielding short-and medium-haul travel, was only partially offset by a decline in passenger miles, principally in the long-and very long-haul markets, trips greater than 1,000 miles. The increase in ticket prices was designed to dampen demand for the low yielding long-and very long-haul markets and includes price increases initiated in the third quarter of 2003 as well as an across-the-board price increase in April 2004. The pricing actions resulted in the passenger miles decline however, the decline was mitigated somewhat by lower passenger miles in the prior year as a result of the war in Iraq and higher terror alert levels. Consistent with the passenger miles decline, bus miles also declined. The revenue increase coupled with the decline in bus miles produced a 10.7% and a 9.5% improvement in revenue per mile for the three and six months ending June 30, 2004, respectively.

Package express revenues increased $0.2 million, up 1.8%, and $0.5 million, up 2.9%, for the three and six months ended June 30, 2004, compared to the same periods in 2003. The increase is principally due to price increases on oversize packages and customer baggage, partially offset by continued reductions in standard product deliveries (the traditional, low value, terminal-to-terminal market segment). As a result of the price increases, sales per shipping day were up slightly during the quarter and first half of 2004.

Food services revenues decreased $0.5 million, down 5.2%, and $1.3 million, down 6.5%, for the three and six months ended June 30, 2004, compared to the same periods in 2003 primarily due to the decrease in passenger traffic, particularly in the long-haul markets.

Other operating revenues consisting primarily of revenue from travel services and in-terminal sales and services, were essentially flat for the three months ended June 30, 2004 and increased $3.2 million, up 9.5%, for the six months ended June 30, 2004, compared to the same periods in 2003. For the three months ended June 30, 2004, increased revenue from increased charter services and “meet and greet” and transportation services provided to cruise lines was largely offset by declines in in-terminal sales and the expiration of transit contracts. For the six months ending June 30, 2004, increases in charter and cruise line services during the peak winter months more than offset declines in in-terminal sales and the expiration of transit contracts.

Operating Expenses. Total operating expenses decreased $2.8 million, down 1.1%, and $7.6 million, down 1.6% for the three and six months ended June 30, 2004, compared to the same periods in 2003.

Maintenance costs increased $1.3 million, up 5.2%, and $1.1 million, up 2.1% for the three and six months ended June 30, 2004, compared to the same periods in 2003. On a per mile basis, maintenance costs increased 14.6% and 10.5%, for the three and six months ended June 30, 2004, principally due to contractual wage increases for mechanics, higher average fleet age and fewer buses under warranty.

Transportation expenses which consist primarily of fuel costs and driver salaries, decreased $4.1 million, down 6.5%, and $8.6 million, down 6.9%, for the three and six months ended June 30, 2004, compared to the same periods in 2003, principally due to the effects of operating fewer miles and lower driver training costs, partially offset by contractual driver wage increases and fuel price increases. During the three and six months ended June 30, 2004 the average cost per gallon of fuel was $1.17 and $1.10 per gallon, compared to $0.88 and $0.93 per gallon during the same periods in 2003, resulting in increased fuel costs of $3.4 million and $3.9 million, respectively. Additionally, driver hiring and training costs were $2.8 million lower during the six months ended June 30, 2004 compared to 2003 due to decreased hiring of new drivers.

Agents’ commissions and station costs decreased $1.9 million, down 4.4%, and $4.1 million, down 4.7%, for the three and six months ended June 30, 2004, compared to the same periods in 2003. The decrease is primarily due to lower terminal wages, call center wages and communication costs as a result of decreased ticket sales, lower passenger volumes and lower rates on long distance communication as a result of a new contract.

Marketing, advertising and traffic expenses increased $1.3 million, up 20.5% for the three months ended June 30, 2004, and decreased $0.1 million, down 0.7%, for the six months ended June 30, 2004, compared to the same periods in 2003. Management deferred spending on advertising until the second quarter of 2004 in preparation for the peak summer travel period. Overall advertising costs for the six months are consistent with the prior year.

Insurance and safety costs decreased $0.5 million, down 2.5% for the three months ended June 30, 2004 and increased $1.7 million, up 4.8% for the six months ended June 30, 2004, compared to the same periods in 2003. On a cost per mile basis, insurance and safety costs increased 5.9% and 13.2% for the three and six months ended June 30, 2004, principally due to an increase in the cost of excess insurance and medical and wage inflation, partially offset by the reduction in miles operated. In addition, for the six months ended June 30, 2004, insurance and safety costs increased as a result of increased reserves on several large claims.

General and administrative expenses increased $4.5 million, up 14.4%, and $6.6 million, up 10.5%, for the three and six months ended June 30, 2004, compared to the same periods in 2003. The increase is attributable to higher incentive plan and pension costs ($11.6 million), partially offset by decreased wages and benefits as a result of the 2003 reduction in force and decreases in other costs as a result of lower business volumes.

Depreciation and amortization expenses increased $0.3 million, up 2.0%, and $1.5 million, up 5.7%, for the three and six months ended June 30, 2004, compared to the same periods in 2003. The increase is primarily due to inflationary increases in the cost of recent capital expenditures that, due to the long-lived nature of the Company’s assets, significantly exceeds the historical cost basis of asset disposals. Additionally, the Company decreased its estimates of salvage value on certain older buses.

Operating taxes and licenses expense decreased $1.5 million, down 9.8%, and $1.6 million, down 5.4%, for the three and six months ended June 30, 2004, compared to the same periods in 2003, principally due to decreased fuel taxes and payroll taxes as a result of a decline in miles operated and reductions in the workforce.

Operating rents decreased $1.4 million, down 7.2%, and $2.8 million, down 6.9%, for the three and six months ended June 30, 2004, compared to the same periods in 2003 principally due to expirations of bus operating leases that occurred in the first half of 2004.

Food services cost of goods sold decreased $0.3 million, down 4.3%, and $0.8 million, down 6.5%, for the three and six months ended June 30, 2004, compared to the same periods in 2003 due primarily to the decrease in food services revenues.

Other operating expenses decreased $0.6 million, down 67.3%, and $0.5 million, down 29.6%, for the three and six months ended June 30, 2004, compared to the same periods in 2003. The decrease is principally because net losses on asset sales during the three and six months of 2004 were less than the net of severance paid and gains on asset sales during the prior year.

Interest expense decreased $0.1 million, down 1.7% for the three months ended June 30, 2004 and increased $0.1 million, up 1.1%, for the six months ended June 30, 2004, compared to the same periods in 2003. Although interest expense is consistent year over year, reductions in interest expense that would have occurred in 2004 due to lower borrowings, principally under the revolving credit facility, are offset by increases in costs for letters of credit outstanding.

Income tax expense decreased $0.3 million, down 34.3%, and $0.3 million down 35.1% for the three and six months ended June 30, 2004, the tax expense represents state tax expense related to its subsidiaries that operate in separate return states.

Minority interests for the three and six months ended June 30, 2004, reflects the minority partners’ share of current year losses in the Company’s Hispanic joint ventures and were comparable to the same period in 2003.

Liquidity and Capital Resources

The Company requires significant cash flows to finance capital expenditures, including bus acquisitions, and to meet its debt service and other continuing obligations. As of June 30, 2004, the Company had $204.4 million of outstanding debt, implicit debt equivalent to $238.5 million for off-balance sheet bus operating leases and $62.2 million of outstanding letters of credit (which principally support recorded claims liabilities). The Company’s principal sources of liquidity are expected to be cash flow from operations (which is net of cash charges for interest expense and lease payments under the Company’s bus operating leases), proceeds from operating lease or other equipment financing for new bus purchases and borrowings under its revolving credit facility. Generally new term financing (including bus operating lease financing) must be obtained to support the Company’s annual capital expenditure needs. If new bus financing cannot be obtained in the future, or is limited pursuant to the senior note indenture, the Company would have to reduce capital expenditures, resulting in an increase in fleet age and costs to operate the fleet.

Net cash provided by operating activities for the six months ended June 30, 2004 was $8.3 million, an increase of $22.7 million from the $14.4 million used during the same period of 2003. The increase is due mainly to a decrease in the operating loss and larger non-cash pension and depreciation expenses during the six months ended June 30, 2004. Net cash used by investing activities for the six months ended June 30, 2004 was $13.9 million compared to $5.1 million used for investing activities during the same period of 2003. During the first half of 2004 the Company had higher capital expenditures than the prior year, principally due to purchase of buses at lease expiration, and decreased proceeds from the sale of assets. Net cash used by financing activities for the six months ended June 30, 2004 was $1.7 million, principally due to repayment of debt, versus $23.2 million provided by financing activities during the same period of 2003, principally from borrowings under the Revolving Credit Facility.

On July 6, 2004, the Company amended its Revolving Credit Facility to extend the maturity date two years to October 24, 2006, reset certain financial covenants, modify rates of interest on borrowings and provide for a prepayment premium should the Company terminate the facility before October 24, 2006. Additionally, the amendment allows the Company to elect to extend the maturity date an additional year, to October 24, 2007, provided that the Company meets certain terms and conditions.

Under the amended Revolving Credit Facility, borrowings after the quarterly period ending September 30, 2004, are available at a rate, determined by reference to a leverage ratio calculated quarterly, equal to Wells Fargo Bank’s prime rate plus 0.375% to 2.25% or LIBOR plus 2.375% to 4.25%. Prior to the quarterly period ending September 30, 2004, borrowings remain available at a rate equal to Wells Fargo Bank’s prime rate plus 1.5% or LIBOR plus 3.5%. Letter of credit fees are 3.5% per annum. A 1% prepayment premium is payable should the Company terminate the facility before October 25, 2005, if terminated between October 25, 2005 and October 23, 2006 the premium is 0.5%, and if after October 23, 2006 there is no premium. At June 30, 2004, letters of credit or borrowings are available under the Revolving Credit Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, (which at June 30, 2004, aggregated to $108.2 million) subject to a maximum of $125 million, inclusive of a $70 million letter of credit sub-facility. As of June 30, 2004, the Company had no outstanding borrowings under its Revolving Credit Facility, issued letters of credit of $62.2 million and availability of $46.0 million.

Additionally, the amendment requires the Company to maintain a minimum cash flow to interest expense ratio, maximum indebtedness to cash flow ratio and minimum cash flow at levels that are the same as, or more restrictive than, previous levels. The new covenant levels were set at 15% to 20% less than the levels projected in financial forecasts delivered to the agent bank by the Company. As of June 30, 2004, the Company was in compliance with all such covenants. As a result of the extension of the maturity date and recent business improvements that have allowed the Company to meet its financial covenants, management believes that there is no longer a going concern risk in the near term. However, substantial needs for capital expenditures and debt service requirements in the future mandate that the Company continue to significantly improve operations and financial results. Additionally, unforeseen events or changes in assumptions may occur and result in material differences between the Company’s future financial results or forecasts and the current financial forecast, and those differences could result in management concluding in the future that the Company may not be able to continue as a going concern based upon the new information.

PBGC Agreement and Potential Pension Plan Funding Requirements

Laidlaw, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the “Laidlaw Group”), is party to an agreement with the Pension Benefit Guaranty Corporation regarding the funding levels of the Company’s pension plans (the “PBGC Agreement”). Under the PBGC Agreement 3.8 million shares of common stock of Laidlaw were issued to a trust formed for the benefit of the pension plans (the “Pension Plan Trust”). The trustee of the Pension Plan Trust is to sell the stock at Laidlaw’s direction, but in no event later than the end of 2004, with all net proceeds from the stock sales being contributed directly to the pension plans. If the net proceeds from the stock sales exceed $50 million, the excess amount may be credited against any future required minimum funding obligations. If the net proceeds from the stock sales are less than $50 million, the Laidlaw Group will be required to contribute the amount of the shortfall in cash to the pension plans at the end of 2004. Additionally, on June 30, 2004, the Laidlaw Group contributed $50 million in cash to the pension plans in accordance with the terms of the PBGC Agreement. This contribution and the transfers will be in addition to the minimum funding obligations to the pension plans, if any, required under current regulations.

The $50 million cash contribution on June 30, 2004 has been designated by Laidlaw as a capital contribution to the Company and, accordingly, the Company recorded a $50 million increase in additional paid in capital and a $50 million reduction in pension obligations. At June 30, 2004, all 3.8 million shares of Laidlaw common stock remained in the Pension Plan Trust and no dividends had been received from Laidlaw on these shares. Based upon the closing price of the Laidlaw stock on the New York Stock Exchange on August 10, 2004, the shares had an aggregate market value of $54.5 million.

The largest of the plans (the “ATU Plan”) represents approximately 90% of the total obligations of the pension plans. Based upon current regulations and plan asset values at June 30, 2004, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made in accordance with the timing specified in the PBGC Agreement, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan until 2007. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may not result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, any of which could result in the Company being required to make contributions in the future that differ significantly from the current estimates.

Insurance Coverage

The U.S. Department of Transportation (“DOT”) has authorized the Company to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a trust fund, initially set at $15 million, to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company’s tangible net worth has fallen below the minimum required by the DOT to maintain self-insurance authority. On July 25, 2003, the DOT granted a waiver of the tangible net worth requirement through December 31, 2004 and, as a condition of the waiver, the Company was required to increase the self-insurance trust fund by $2.7 million. On May 4, 2004, the DOT issued a ruling reaffirming both the Company’s self-insurance authority and the temporary waiver of the tangible net worth requirement through December 31, 2004. The new ruling requires that the trust be evaluated quarterly and funded to the greater of $17.7 million or 110% of the estimated unpaid liability for self-insured claims. As a result, during the second quarter of 2004, the Company made additional contributions to the self-insurance trust fund in the amount of $13.6 million and during the third quarter of 2004, the Company will be required to make an additional contribution to the self-insurance trust fund of $2.7 million. The Company’s self-insurance authority will continue to be subject to periodic review by the DOT.

Insurance coverage and related administrative expenses are key components of the Company’s cost structure. Additionally, the Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At June 30, 2004, the Company maintained $40.0 million of collateral deposits (including the DOT trust fund) and had issued $53.7 million of letters of credit in support of these programs. The loss or further modification of self-insurance authority from the DOT or a decision by the Company’s insurers to modify the Company’s program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Union Contracts

The International Association of Machinists and Aerospace Workers (the “IAM”) represents approximately 400 of the Company’s employees. The largest collective bargaining agreements, representing approximately 300 mechanics at 18 maintenance facilities located throughout the United States, expire on October 1, 2004. The Company and the IAM have begun negotiations on a new bargaining agreement. If the members of the IAM were to engage in a strike or other work stoppage the Company could experience a significant disruption of operations that could have a material adverse effect on the business, financial condition and results of operations of the Company.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

Statements in this Form 10-Q that are not purely historical facts, including statements regarding beliefs, expectations, intentions, projections or strategies for the future of Greyhound may be ''forward-looking statements’’ under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the general economic condition of the United States and the future level of bus travel demand; the impact of future terrorist incidents; operational disruptions as a result of bad weather; the Company’s future yields; increased costs for security; the cost and availability of excess insurance coverage and the Company’s ability to retain authority to self-insure; the impact of changes in fuel prices; the effect of future Government regulations; potential pension plan funding requirements; changing credit markets; the ability to renew labor agreements without incurring a work stoppage or slowdown; disruptions to the Company’s operations as a result of forced relocations of terminals or garages or loss of use of terminals or garages due to condemnation or lease terminations; the Company’s ability to achieve its forecasted results and, therefore, remain in compliance with the financial covenants under its Revolving Credit Facility; and other factors described from time to time in the Company’s publicly available Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

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

(b) Reports on Form 8-K

On July 8, 2004, the Company filed a current report on Form 8-K with the Securities and Exchange Commission submitting as an exhibit Amendment Number One to Amended and Restated Loan and Security Agreement among Greyhound Lines, Inc., as Borrower, the Financial Institutions named as lenders, and Wells Fargo Foothill, Inc. as Agent dated as of July 6, 2004. No financial statements were included.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004

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