Form 10-Q
period 2004-09-30
GREYHOUND LINES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; GLI HOLDING CO
filed 2004-11-15
CIK 813040, 1041401, 1041402, 1041393, 1041396, 1041398, 1041400, 813041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES ☑	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑

As of November 8, 2004, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding, all of which are held by the registrant’s parent company.

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
350 N. St. Paul Street, 10th Floor
Dallas, Texas 75201
(214) 849-8616

Texas, New Mexico & Oklahoma Coaches, Inc.	333-27267-10	75-0605295	Delaware
1313 13th Street
Lubbock, Texas 79408
(806) 763-5389

T.N.M. & O. Tours, Inc.	333-27267-11	75-1188694	Texas
(Same as Texas, New Mexico & Oklahoma Coaches, Inc.)

Vermont Transit Co., Inc.	333-27267-12	03-0164980	Vermont
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of September 30, 2004, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

GREYHOUND LINES, INC. AND SUBSIDIARIES

  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GREYHOUND LINES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Current Assets
Cash and cash equivalents	$33,489	$18,805
Accounts receivable, less allowance for doubtful accounts of $1,104 and $1,364	38,525	39,170
Inventories, less allowance for shrinkage of $344 and $309	8,323	9,428
Prepaid expenses	6,689	10,687
Other current assets	3,674	2,591

Total Current Assets	90,700	80,681
Property, plant and equipment, net of accumulated depreciation of $293,479 and $273,732	355,878	376,021
Investments in unconsolidated affiliates	13,906	15,624
Insurance and security deposits	52,333	33,394
Goodwill	2,939	3,040
Intangible assets, net of accumulated amortization of $42,569 and $39,703	19,713	29,439

Total Assets	$535,469	$538,199

Current Liabilities
Accounts payable	$20,324	$25,379
Accrued liabilities	70,225	59,947
Rents payable	6,752	12,852
Unredeemed tickets	7,637	12,396
Current portion of claims liability	38,524	26,579
Current maturities of long-term debt	2,808	3,344

Total Current Liabilities	146,270	140,497
Pension obligation	141,408	180,959
Claims liability	65,414	57,697
Long-term debt, net	200,927	202,349
Minority interests	3,390	3,625
Other liabilities	22,463	24,814

Total Liabilities	579,872	609,941

Commitments and Contingencies (Notes 1, 3, 4 and 7)

Stockholder’s Deficit
Common stock (1,000 shares authorized; par value $.01; 587 shares issued)	—	—
Capital in excess of par value	420,391	370,391
Retained deficit	(242,278)	(219,485)
Accumulated other comprehensive loss, net of tax benefit of $28,880	(222,516)	(222,648)

Total Stockholder’s Deficit	(44,403)	(71,742)

Total Liabilities and Stockholder’s Deficit	$535,469	$538,199

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Operating Revenues
Passenger services	$224,562	$240,221	$615,514	$627,717
Package express	9,839	10,187	29,398	29,198
Food services .	10,034	11,037	28,379	30,653
Other operating revenues	15,416	15,195	52,003	48,621

Total Operating Revenues	259,851	276,640	725,294	736,189

Operating Expenses
Maintenance	25,754	27,767	77,314	78,256
Transportation	61,697	63,817	177,222	187,928
Agents’ commissions and station costs	44,335	47,474	127,542	134,790
Marketing, advertising and traffic	7,515	6,541	20,005	19,123
Insurance and safety	22,803	18,592	61,002	55,058
General and administrative	29,109	31,391	98,774	94,464
Depreciation and amortization	13,863	14,143	42,250	40,988
Operating taxes and licenses	14,142	15,589	42,209	45,269
Operating rents	19,317	19,103	57,494	60,126
Cost of goods sold — food services	6,344	6,862	18,294	19,643
Other operating expenses	5,634	3,667	6,705	5,189

Total Operating Expenses	250,513	254,946	728,811	740,834

Operating Income (Loss)	9,338	21,694	(3,517)	(4,645)
Interest Expense	6,304	6,352	18,580	18,491

Income (Loss) Before Income Taxes and Minority Interests	3,034	15,342	(22,097)	(23,136)
Income Tax Provision	302	96	931	1,065
Minority Interests	127	132	(235)	(341)

Net Income (Loss)	$2,605	$15,114	$(22,793)	$(23,860)

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(22,793)	$(23,860)
Non-cash expenses and gains included in net loss	59,705	48,088
Net change in certain operating assets and liabilities	(645)	(7,658)

Net cash provided by operating activities	36,267	16,570

Cash Flows From Investing Activities
Capital expenditures	(21,851)	(20,178)
Proceeds from assets sold	880	5,355
Other investing activities	2,711	2,858

Net cash used for investing activities	(18,260)	(11,965)

Cash Flows From Financing Activities
Payments on debt and capital lease obligations	(2,927)	(3,292)
Proceeds from new borrowings	458	1,420
Net change in revolving credit facility	—	(2,375)
Other financing transactions	(854)	(607)

Net cash used for financing activities	(3,323)	(4,854)

Net Increase (Decrease) in Cash and Cash Equivalents	14,684	(249)
Cash and Cash Equivalents, Beginning of Period	18,805	5,946

Cash and Cash Equivalents, End of Period	$33,489	$5,697

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements of Greyhound Lines, Inc. and Subsidiaries (“Greyhound” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Additionally, certain reclassifications have been made to the prior period statements to conform them to the current period presentation. Due to the seasonality of the Company’s operations, operating results for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

On March 16, 1999, the Company’s stockholders approved a merger transaction with Laidlaw Inc. pursuant to which the Company became a wholly-owned subsidiary of Laidlaw Inc. (the “Merger”). The consolidated financial statements of the Company do not reflect any purchase accounting adjustments relating to the Merger.

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

2. OTHER COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities and changes in minimum pension liabilities in other comprehensive income. For the three months ended September 30, 2004 and 2003, comprehensive income (loss) was $2.9 million and $(5.2) million, respectively. Additionally, for the nine months ended September 30, 2004 and 2003, comprehensive loss was $22.7 million and $45.5 million, respectively. The difference between net income (loss) and other comprehensive income (loss) in 2004 and 2003 is due to changes in minimum pension liabilities and unrealized gains and losses on available-for-sale securities.

GREYHOUND LINES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(Unaudited)

3. REVOLVING CREDIT FACILITY

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

Borrowings under the amended Revolving Credit Facility, after September 30, 2004, are available at a rate, determined by reference to a leverage ratio calculated quarterly, equal to Wells Fargo Bank’s prime rate plus 0.375% to 2.25% or LIBOR plus 2.375% to 4.25%. Prior to September 30, 2004, borrowings were available at a rate equal to Wells Fargo Bank’s prime rate plus 1.5% or LIBOR plus 3.5%. Letter of credit fees are 3.5% per annum. A 1% prepayment premium is payable should the Company terminate the facility before October 25, 2005, if terminated between October 25, 2005 and October 23, 2006 the premium is 0.5%, and if after October 23, 2006 there is no premium. At September 30, 2004, letters of credit or borrowings were available under the Revolving Credit Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, (which at September 30, 2004, aggregated to $106.0 million) subject to a maximum of $125 million, inclusive of a $70 million letter of credit sub-facility. As of September 30, 2004, the Company had no outstanding borrowings under its Revolving Credit Facility, issued letters of credit of $61.6 million and availability of $44.4 million.

Additionally, the amendment requires the Company to maintain a minimum cash flow to interest expense ratio, maximum indebtedness to cash flow ratio and minimum cash flow (the “Financial Covenants”) at levels that are the same as, or more restrictive than, previous levels. The new Financial Covenants were set at 15% to 20% less than the levels projected in financial forecasts delivered to the agent bank by the Company in May 2004. As of September 30, 2004, the Company was in compliance with all of the Financial Covenants. However, although the Company’s most recent financial forecast indicates that the Company will remain in compliance with the Financial Covenants through 2005, continued increases in fuel prices, continued softness in discretionary travel, unforeseen events or changes in assumptions may result in material differences between the Company’s future financial results or forecasts and the current financial forecast, and those differences could result in management concluding in the future that the Company may not be able to remain in compliance with the Financial Covenants.

As described in note 7 “Legal Proceedings,” in September 2004, Greyhound became aware of proceedings brought in Georgia state court seeking to enforce a default garnishment judgment. The garnishment alleges that Greyhound is liable in an underlying Default Judgment in the amount of over $15 million. Greyhound intends to vigorously defend its interests in the litigation. Although Greyhound is seeking to overturn the Default Judgment, unless and until it is declared void, stayed, bonded or paid, the Default Judgment could be deemed to be an event of default under the Revolving Credit Facility. To date, Greyhound’s lenders have indicated that they do not wish to claim a default and have not given notice of default or accelerated the repayment of Greyhound’s outstanding obligations under the Revolving Credit Facility. Any accelerated repayment of Greyhound’s indebtedness could cause defaults under Greyhound’s other debt agreements and force Greyhound to refinance and/or renegotiate all or a significant portion of its outstanding indebtedness. Should the Revolving Credit Facility be accelerated and Greyhound is unable to renegotiate or refinance its outstanding indebtedness, then Greyhound may not be able to satisfy its obligations as they become due and may not be able to continue as a going concern.

GREYHOUND LINES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(Unaudited)

4. LEASE COMMITMENTS

The Company generally uses lease financing as the principal source of bus financing in order to achieve the lowest net cost of bus financing. Most of the leases qualify as operating leases for accounting purposes and, as such, only the monthly lease payment is recorded in the Interim Consolidated Statements of Operations and the liability and value of the underlying buses are not recorded on the Interim Consolidated Statements of Financial Position. The leases on most of the operating vehicles contain certain purchase provisions or residual value guarantees and typically have lease terms of seven years. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $134.3 million of which the Company has guaranteed $84.6 million. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. At September 30, 2004, management estimates that the residual value on certain leases will exceed the projected fair market value of the underlying buses by $3.9 million and has established appropriate reserves for this estimated liability.

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

5. PENSION PLANS

The Company maintains nine defined benefit pension plans, the largest plan (the “ATU Plan”) covers approximately 13,500 current and former employees, fewer than 900 of whom are active employees of the Company. Historically the Company has obtained actuarial valuations on the plans twice a year. The most recent actuarial valuation, as of May 31, 2004, reflected a $11.0 million decrease in the funded status of the pension plans as compared to the December 31, 2003 actuarial valuation. The discount rates used for the Projected Benefit Obligations were 6.25% and 6.0% at the May 31, 2004 and December 31, 2003 measurement dates, respectively.

Plan status as of the last two valuation dates is as follows (in millions):

	Plan Measurement Date
	May 31, 2004	December 31, 2003
Benefit Obligation	$752.1	$767.5
Fair Value of Plan Assets	557.1	583.5

Funded Status	(195.0)	(184.0)
Unrecognized Prior Service Cost	(6.9)	(7.3)
Unrecognized Net Loss	262.4	262.5
Funding After Measurement Date	50.1	—

Prepaid Benefit Cost	$110.6	$71.2

Accrued Benefit Liability	$(141.4)	$(181.0)
Accumulated Other Comprehensive Loss	252.0	252.2

Prepaid Benefit Cost	$110.6	$71.2

The Company is required to record an additional minimum pension liability when the pension plans’ accumulated benefit obligation exceeds the plans’ assets by more than the amounts previously accrued for as pension costs. These charges are recorded as a reduction to stockholder’s equity as a component of accumulated comprehensive loss, net of any available tax benefit. During the third quarter of 2004, after obtaining the most recent actuarial valuation, the Company recorded a decrease in the minimum liability of $0.2 million.

GREYHOUND LINES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(Unaudited)

5. PENSION PLANS (Continued)

The following table provides the components of net periodic pension cost for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Pension Cost	2004	2003	2004	2003
Service Cost	$384	$359	$1,149	$1,110
Interest Cost	11,505	11,422	33,167	34,857
Expected Return on Assets	(10,333)	(10,020)	(30,385)	(30,067)
Amortization of Actuarial Losses	2,508	1,468	9,429	2,411

Net Periodic Pension Cost	$4,064	$3,229	$13,360	$8,311

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

The $50 million cash contribution on June 30, 2004 has been designated by Laidlaw as a capital contribution to the Company and, accordingly, the Company recorded a $50 million increase in additional paid in capital and a $50 million reduction in pension obligations. At September 30, 2004, all 3.8 million shares of Laidlaw common stock remained in the Pension Plan Trust and no dividends had been received from Laidlaw on these shares. Based upon the closing price of the Laidlaw stock on the New York Stock Exchange on November 10, 2004, the shares had an aggregate market value of $65.0 million.

In addition to the cash contributions to the pension plans pursuant to the PBGC Agreement described above, in 2004, the Company expects to contribute $3.0 million to all plans other than the ATU Plan, for which there is no funding requirement in 2004. During the nine months ended September 30, 2004, the Company contributed $2.7 million to the plans.

The ATU Plan represents approximately 90% of the total obligations of the pension plans. Based upon current regulations and plan asset values at September 30, 2004, and assuming annual investment returns exceed 3% and that the contributions required under the PBGC Agreement are made in accordance with the timing specified in the PBGC Agreement, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan until 2007. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may not result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, any of which could result in the Company being required to make contributions in the future that differ significantly from the current estimates.

GREYHOUND LINES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(Unaudited)

6. SALES OF BUSINESSES

During the second quarter of 2004, the Company sold the operations and selected assets of Rockford Coach Lines, L.L.C. (“Rockford”) for cash of $1.5 million, and recorded a corresponding charge of $0.8 million. Additionally, the Company sold its ownership interest in a courier company in Houston, Texas for cash of $0.1 million resulting in an insignificant gain and a reduction in goodwill of approximately $0.1 million.

7. CONTINGENCIES

Environmental Matters

The Company’s operations are subject to various federal, state and local laws and regulations relating to environmental matters, including those concerning emissions to the air, waste water discharges, storage, treatment and disposal of waste and remediation of soil and ground water contamination. The Company has incurred, and expects to incur, costs to comply with these legal requirements, and these costs could continue to increase in the future. Liabilities are recorded when environmental liabilities are either known or considered probable and can be reasonably estimated. On an ongoing basis, management assesses and evaluates environmental risk and, when necessary, conducts appropriate corrective measures. The Company provides for environmental liabilities using its best estimates. Actual environmental liabilities could differ significantly from these estimates.

Legal Proceedings

On September 20, 2004, Greyhound responded to proceedings brought in Georgia state court seeking to enforce a default garnishment judgment on funds in a Greyhound bank account. While this action has since been dismissed it stemmed from an October 1995 default judgment in the amount of approximately $7 million (the “1995 Judgment”) against Gary Jones, a former consultant to Greyhound. More than four years later, in October 2000, the plaintiff who obtained the 1995 Judgment (the “Plaintiff”) began garnishment proceedings against Greyhound in Georgia state court seeking to recover amounts owed to Gary Jones, who then allegedly owed the Plaintiff the amount of approximately $11 million based on the 1995 Judgment plus post-judgment interest. On May 2, 2001, a default judgment for $11 million (the “Default Judgment”) was entered by the Georgia state court against Greyhound. Greyhound was unaware of the garnishment and the Default Judgment and inadvertently failed to contest it. Had the garnishment been timely answered, Greyhound believes that the amount due in response to the garnishment summons would not have exceeded $1,500.

It is now alleged that Greyhound is liable to the Plaintiff in the amount of $15 million, based on the $11 million judgment plus post-judgment interest. Greyhound has filed a Motion to Vacate the Default Judgment in the Court where such judgment was rendered. Based on several legal grounds, Greyhound believes that the Default Judgment is null and void and not enforceable. Greyhound intends to vigorously defend its interests in the litigation. Also see discussion in note 3 “Revolving Credit Facility.”

The Company is also a defendant in various other lawsuits arising in the ordinary course of business, primarily cases involving personal injury and property damage claims and employment related claims. Based on the Company’s assessment of known claims and the historical claims payout pattern and discussions with internal and outside legal counsel and risk management personnel, management believes that there is no proceeding either threatened or pending against the Company relating to such claims arising out of the ordinary course of business that, if resolved against the Company, would have a material adverse effect upon the Company’s consolidated financial position or results of operations.

GREYHOUND LINES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
(Unaudited)

7. CONTINGENCIES (Continued)

Insurance Coverage

The U.S. Department of Transportation (“DOT”) has authorized the Company to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a trust fund, initially set at $15 million, to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company’s tangible net worth has fallen below the minimum required by the DOT to maintain self-insurance authority. On July 25, 2003, the DOT granted a waiver of the tangible net worth requirement through December 31, 2004 and, as a condition of the waiver, the Company was required to increase the self-insurance trust fund by $2.7 million. On May 4, 2004, the DOT issued a ruling reaffirming both the Company’s self-insurance authority and the temporary waiver of the tangible net worth requirement through December 31, 2004. This ruling requires that the trust be evaluated quarterly and funded to the greater of $17.7 million or 110% of the estimated unpaid liability for self-insured claims. To date in 2004, the Company has made additional contributions to the self-insurance trust fund in the amount of $13.6 million and during the fourth quarter of 2004, the Company will be required to make an additional contribution to the self-insurance trust fund of $5.6 million. The Company’s self-insurance authority will continue to be subject to periodic review by the DOT.

Insurance coverage and related administrative expenses are key components of the Company’s cost structure. Additionally, the Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At September 30, 2004, the Company maintained $46.4 million of collateral deposits (including the DOT trust fund) and had issued $53.7 million of letters of credit in support of these programs. The loss or further modification of self-insurance authority from the DOT or a decision by the Company’s insurers to modify the Company’s program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Union Contracts

The International Association of Machinists and Aerospace Workers (the “IAM”) represents approximately 400 of the Company’s employees. The largest collective bargaining agreements, representing approximately 300 mechanics at 18 maintenance facilities located throughout the United States, expired on October 1, 2004. On October 8, 2004, the membership of the IAM ratified new bargaining agreements. The new agreements expire on September 30, 2007.

8. RELATED PARTY TRANSACTIONS

Included in accounts receivable on the Company’s Interim Consolidated Statements of Financial Position at September 30, 2004 and December 31, 2003, are amounts due from Laidlaw or one of Laidlaw’s subsidiaries of $3.3 million and $3.6 million, respectively. Included in accounts payable at September 30, 2004 and December 31, 2003, are amounts due to Laidlaw or one of Laidlaw’s subsidiaries of $1.3 million and $1.1 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company operates as one business segment with the primary business consisting of scheduled passenger service, package express service and food service at certain terminals. At September 30, 2004, the Company’s operations included a nationwide network of terminal and maintenance facilities utilizing a fleet of approximately 2,800 buses. At September 30, 2004, the Company used a network of approximately 1,400 sales locations, offering the customer the ability to travel to more than 2,300 destinations in North America.

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

The following discussion and analysis presents factors that affected the Company’s consolidated results of operations for the three and nine months ended September 30, 2004 and the Company’s consolidated financial position at September 30, 2004. The following information should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-Q as well as the Company’s Form 10-K for the year ended December 31, 2003.

Overview of the Third Quarter

During the third quarter a number of external factors adversely impacted the Company’s operating results. Four hurricanes moved through the Southeast in the months of August and September causing schedule cancellations within Florida as well as significantly reduced demand to and from Florida, resulting in lost revenue. Fuel prices rose dramatically, 37 cents per gallon higher than the prior year, an increase of $4.6 million or 42%. Additionally, the soft economy combined with higher fuel and health care costs have served to reduce discretionary income in the Company’s passenger demographics, contributing to lower revenue across all mileage bands in all areas of the U.S. In addition to the external factors, the Company recorded a charge of $4 million related to the decision to discontinue a software development project and increased its insurance reserves by $2.3 million due to several serious accidents that occurred during the quarter. As a result, for the quarter ended September 30, 2004, revenue declined by $16.8 million or 6.1%, and operating income declined by $12.4 million. For the nine months ended September 30, 2004, revenue declined by $10.9 million or 1.5%, expenses declined by $12.0 million or 1.6%, and the Company’s operating loss declined from $4.6 million as of September 30, 2003, to $3.5 million as of September 30, 2004, an improvement of $1.1 million.

During the third quarter of 2004, revenue per bus mile continued to improve, principally as a result of a 5% improvement in yield. However, the effects of the yield improvement were somewhat offset as passengers and passenger miles declined at a higher rate than anticipated resulting in a 1.8% decrease in load. The Company expected a decline in trips greater than 1,000 miles because its pricing strategy targeted yield improvements in these low-yielding, long-haul trips. However, for the reasons mentioned above, the Company experienced declines in short and medium distance trips as well. In mid-August, the Company implemented pricing and other changes and the declines began to subside, however, not enough to offset the impact of the hurricanes and the softness in discretionary travel. Additionally, although the reduction in bus miles was significant and resulted in a significant decrease in expenses, these decreases were largely offset by the increased costs of fuel and insurance and the software write-off. The rising cost of fuel and the soft economy will continue to challenge the Company in the near term and the Company will continue to take other appropriate pricing and cost containment actions to mitigate these issues.

On October 8, 2004, the Company was notified by the International Association of Mechanics and Aerospace Workers union that their membership had ratified new collective bargaining agreements, representing approximately 300 of the Company’s employees. With this ratification, the collective bargaining agreements for all of the Company’s drivers and mechanics are in place for three years and should provide a stable working environment over this period of time.

On August 18, 2004, the Company implemented the first phase of its long-range strategy for the passenger business. In general, the strategy is to more efficiently serve areas where customer demand is greatest through a smaller, simpler network of routes that is short-and medium-haul focused, but that can still provide affordable service to long-haul passengers. The initial implementation occurred in the Northern region of the United States, roughly between Chicago and Seattle, and involved the elimination of approximately 10 million miles, 260 sales locations and modifications of other routes to provide a better service pattern for customers. In addition, approximately 150 jobs were eliminated. The Company recorded a charge of $0.4 million during the quarter for severance, real estate lease terminations and other implementation costs. The Company will continue to implement the strategy in phases over the next two to three years.

In summary, the Company experienced a difficult quarter; however, management continued its strategy of making improvements to stabilize the Company in the short-term and also implemented the first phase of its long-term strategy. The Company will continue this dual focus as substantial needs for capital expenditures and debt service requirements mandate that the Company continue to significantly improve operations and financial results.

Results of Operations

The following table sets forth the Company’s results of operations as a percentage of total operating revenue for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating Revenues
Passenger services	86.4%	86.8%	84.9%	85.3%
Package express	3.8	3.7	4.0	4.0
Food services	3.9	4.0	3.9	4.1
Other operating revenues	5.9	5.5	7.2	6.6

Total Operating Revenues	100.0	100.0	100.0	100.0

Operating Expenses
Maintenance	9.9	10.0	10.7	10.6
Transportation	23.7	23.1	24.5	25.5
Agents’ commissions and station costs	17.1	17.2	17.6	18.3
Marketing, advertising and traffic	2.9	2.4	2.8	2.6
Insurance and safety	8.8	6.7	8.4	7.5
General and administrative	11.2	11.4	13.6	12.8
Depreciation and amortization	5.3	5.1	5.8	5.6
Operating taxes and licenses	5.5	5.6	5.8	6.1
Operating rents	7.4	6.9	7.9	8.2
Cost of goods sold — food services	2.4	2.5	2.5	2.7
Other operating expenses	2.2	1.3	0.9	0.7

Total Operating Expenses	96.4	92.2	100.5	100.6

Operating Income (Loss)	3.6	7.8	(0.5)	(0.6)
Interest Expense	2.4	2.3	2.6	2.5

Income (Loss) Before Income Taxes	1.2	5.5	(3.1)	(3.1)
Income Tax Provision	0.1	0.0	0.1	0.1
Minority Interests	0.1	0.0	(0.1)	0.0

Net Income (Loss)	1.0%	5.5%	(3.1)%	(3.2)%

The following table sets forth certain operating data for the Company for the three and nine months ended September 30, 2004 and 2003. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Regular Service Miles (000’s)	75,430	83,200	(9.3%)	213,830	233,180	(8.3%)
Total Bus Miles (000’s)	76,914	84,715	(9.2%)	220,448	239,846	(8.1%)
Passenger Miles (000’s)	2,021,674	2,270,469	(11.0%)	5,573,181	6,148,177	(9.4%)
Passengers Carried (000’s)	5,762	6,131	(6.0%)	15,982	16,616	(3.8%)
Average Trip Length (passenger miles ÷ passengers carried)	351	370	(5.1%)	349	370	(5.7%)
Load (avg number of passengers per regular service mile)	26.8	27.3	(1.8%)	26.1	26.4	(1.1%)
Load Factor (% of available seats filled)	52.6%	53.9%	(2.4%)	51.2%	52.1%	(1.7%)
Yield (regular route revenue ÷ passenger miles)	$0.1111	$0.1058	5.0%	$0.1104	$0.1021	8.2%
Average Ticket Price	$38.97	$39.18	(0.5%)	$38.51	$37.78	1.9%
Total Revenue Per Total Bus Mile	$3.378	$3.266	3.4%	$3.290	$3.069	7.2%
Cost Per Total Bus Mile:
Maintenance	$0.335	$0.328	2.1%	$0.351	$0.326	7.7%
Transportation	$0.802	$0.753	6.5%	$0.804	$0.784	2.6%
Insurance and Safety	$0.296	$0.219	35.2%	$0.277	$0.230	20.4%

Three and Nine Months Ended September 30, 2004 Compared to the Same Periods in 2003

Operating Revenues. Total operating revenues decreased $16.8 million, down 6.1%, and $10.9 million, down 1.5% for the three and nine months ended September 30, 2004, compared to the same periods in 2003.

Passenger services revenues decreased $15.7 million, down 6.5%, and $12.2 million, down 1.9%, for the three and nine months ended September 30, 2004, compared to the same periods in 2003. The third quarter of 2004 was adversely impacted by four hurricanes that moved through the Southeast U.S. during August and September as well as by soft economic conditions. The hurricanes caused cancellations of a number of schedules within Florida and significantly reduced demand to and from Florida.

Overall during the quarter, a passenger miles decline of 11.0% was partially offset by a yield increase of 5.0% resulting in a decline in passenger revenue of 6.5%. Bus miles also declined 9.3% during the quarter, a lower rate of decline than the passenger miles decline, and although revenue per mile continued to increase compared to the prior year, the increase was at a lower rate than in the first two quarters of 2004 and load declined, as well. Although the Company planned for continued declines in its low-yielding long-haul business, the Company experienced significant declines across all mileage bands in all areas of the country. The Company implemented a number of pricing actions in the second half of August and the declines mitigated slightly, however, the month of September was adversely affected by the hurricanes and resultant storms along the East Coast. Management believes that the revenue decline not associated with reduced travel due to the hurricanes stems principally from soft economic conditions, particularly in the Company’s passenger demographic, and management will continue to monitor revenue trends and take actions as appropriate.

Package express revenues decreased $0.3 million, down 3.4%, for the three months ended September 30, 2004, and increased $0.2 million, up 0.7% for the nine months ended September 30, 2004, compared to the same periods in 2003. The decrease in revenues during the quarter ended September 30, 2004 is mainly due to the sale of a courier company in Houston, Texas. Overall, the increase for the nine months ended September 30, 2004 is principally due to price increases on oversize packages and customer baggage, partially offset by continued reductions in standard product deliveries (the traditional, low value, terminal-to-terminal market segment).

Food services revenues decreased $1.0 million, down 9.1%, and $2.3 million, down 7.4%, for the three and nine months ended September 30, 2004, compared to the same periods in 2003 primarily due to the decrease in passenger traffic, particularly in the long-haul markets, and also due to the effects of the hurricanes in the Southeast U.S.

Other operating revenues, consisting primarily of revenue from travel services and in-terminal sales and services, increased $0.2 million, up 1.5%, and $3.4 million, up 7.0%, for the three and nine months ended September 30, 2004, compared to the same periods in 2003. The increase was due principally to additional “meet and greet” and transportation services provided to cruise lines partially offset by declines in in-terminal sales and the expiration of transit contracts.

Operating Expenses. Total operating expenses decreased $4.4 million, down 1.7%, and $12.0 million, down 1.6% for the three and nine months ended September 30, 2004 compared to the same periods in 2003. The reduction in expenses is primarily due to lower sales, reduced bus miles and staffing reductions partially offset by increases in fuel, maintenance costs, pension expense, insurance and a software write-off. In the prior year, expenses for the quarter include severance costs related to a reduction in force on October 1, 2003 and the write-off of an investment in an unconsolidated subsidiary.

Maintenance costs decreased $2.0 million, down 7.2%, and $0.9 million, down 1.2% for the three and nine months ended September 30, 2004 compared to the same periods in 2003. On a per mile basis, maintenance costs increased 2.1% and 7.7%, for the three and nine months ended September 30, 2004, primarily due to a higher average fleet age, and increased materials costs as a result of fewer bus engines and transmissions under warranty. Additionally, regular service bus miles were down significantly, 9.3% for the three months and 8.3% for the nine months ended September 30, 2004. As a result, the fixed cost component of maintenance, principally real estate and related costs as well as supervision, increased on a per mile basis.

Transportation expenses which consist primarily of fuel costs and driver salaries, decreased $2.1 million, down 3.3%, and $10.7 million, down 5.7% for the three and nine months ended September 30, 2004, compared to the same periods in 2003, principally due to the effects of operating fewer miles and lower driver training costs, partially offset by fuel price increases. During the three and nine months ended September 30, 2004 the average cost per gallon of fuel was $1.25 and $1.16 per gallon, compared to $0.88 and $0.91 per gallon during the same periods in 2003, resulting in increased fuel costs of $4.6 million and $8.6 million, respectively. Additionally, driver hiring and training costs were $2.5 million lower during the nine months ended September 30, 2004 compared to 2003 due to decreased hiring.

Agents’ commissions and station costs decreased $3.1 million, down 6.6%, and $7.2 million, down 5.4%, for the three and nine months ended September 30, 2004, compared to the same periods in 2003. The decrease is primarily due to lower terminal wages, call center wages and communication costs as a result of lower passenger volumes and lower rates for long distance communication as a result of a new contract.

Marketing, advertising and traffic expenses increased $1.0 million, up 14.9%, and $0.9 million, up 4.6%, for the three and nine months ended September 30, 2004, compared to the same periods in 2003. Management increased advertising slightly over the prior year principally due to advertising campaigns related to the implementation of the Company’s strategic initiative in the Northern region of the U.S.

Insurance and safety costs increased $4.2 million, up 22.6%, and $5.9 million, up 10.8% for the three and nine months ended September 30, 2004 compared to the same periods in 2003. On a cost per mile basis, insurance and safety costs increased 35.2% and 20.4% for the three and nine months ended September 30, 2004, respectively. The increase is principally due to increased reserves on several large claims, and is also due to an increase in the number of severe accidents, an increase in the cost of excess insurance coverage and medical and wage inflation.

General and administrative expenses decreased $2.3 million, down 7.3% during the three months ended September 30, 2004, and increased $4.3 million, up 4.6% for the nine months ended September 30, 2004 compared to the same periods in 2003. The decrease for the three months ended September 30, 2004, is attributable to lower health and welfare costs, lower communication costs, decreased wages and reimbursements under a federal government grant program, partially offset by increased pension and incentive costs. For the nine months ended September 30, 2004 higher pension and incentive costs more than offset lower health and welfare costs, lower communication costs and decreased wages and other costs due to lower business volumes.

Depreciation and amortization expenses decreased $0.3 million, down 2.0% for the three months ended September 30, 2004, and increased $1.3 million, up 3.1%, for the nine months ended September 30, 2004, compared to the same periods in 2003. The decrease for the three months ending September 30, 2004 is due primarily to the effects of increased retirements of assets, primarily buses, and an increase in the number of assets that are fully depreciated. The increase for the nine months ended September 30, 2004 is primarily due to a decrease in its estimate of salvage value on certain older buses. Additionally, during the quarter the Company revised its estimated life of buses from 18 to 15 years. The change in estimated life had an insignificant impact on depreciation expense.

Operating taxes and licenses expense decreased $1.4 million, down 9.3%, and $3.1 million, down 6.8%, for the three and nine months ended September 30, 2004, compared to the same periods in 2003, principally due to decreased fuel taxes and payroll taxes as a result of a decline in miles operated and reductions in the workforce.

Operating rents increased $0.2 million, up 1.1%, for the three months ended September 30, 2004 and decreased $2.6 million, down 4.4%, for the nine months ended September 30, 2004, compared to the same periods in 2003. During the quarter the increase is due to lease termination costs related to location closures. For the nine months ended September 30, 2004 the decrease is principally due to expirations of bus operating leases that occurred in the first half of 2004.

Food services cost of goods sold decreased $0.5 million, down 7.5%, and $1.3 million, down 6.9%, for the three and nine months ended September 30, 2004, compared to the same periods in 2003 due primarily to the decrease in food service revenues.

Other operating expenses increased $2.0 million, up 53.6%, and $1.5 million, up 29.2% for the three and nine months ended September 30, 2004, compared to the same periods in 2003. For the three and nine months ended September 30, 2004, the increase is principally because a software write-off and net losses on asset sales were greater than the net of severance paid and gains on asset sales during the prior year.

Interest expense decreased slightly for the three months ended September 30, 2004, and increased $0.1 million, up 0.5%, for the nine months ended September 30, 2004, compared to the same periods in 2003. For the nine months ended September 30, 2004 reductions in interest expense that would have occurred in 2004 due to lower borrowings, principally under the revolving credit facility, are offset by increases in costs for letters of credit outstanding.

Income tax expense increased $0.2 million, up 214.6%, for the three months ended September 30, 2004 and decreased $0.1 million, down 12.6% for the nine months ended September 30, 2004. The tax expense represents state tax expense related to its subsidiaries that operate in separate return states.

Minority interests for the three and nine months ended September 30, 2004, reflects the minority partners’ share of current year to date gains and losses in the Company’s Hispanic joint ventures and were comparable to the same period in 2003.

Liquidity and Capital Resources

The Company requires significant cash flows to finance capital expenditures, including bus acquisitions, and to meet its debt service and other continuing obligations. As of September 30, 2004, the Company had $203.7 million of outstanding debt, implicit debt equivalent to $231.5 million for off-balance sheet bus operating leases and $61.6 million of outstanding letters of credit (which principally support recorded claims liabilities). The Company’s principal sources of liquidity are expected to be cash flow from operations (which is net of cash charges for interest expense and lease payments under the Company’s bus operating leases), proceeds from operating lease or other equipment financing for new bus purchases and borrowings under its revolving credit facility. Generally, new term financing (including bus operating lease financing) must be obtained to support the Company’s annual capital expenditure needs. If new bus financing cannot be obtained in the future, or is limited pursuant to the senior note indenture, the Company would have to reduce capital expenditures, resulting in an increase in fleet age and costs to operate the fleet.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $36.3 million, an increase of $19.7 million from the $16.6 million provided during the same period of 2003. The increase is due principally to larger non-cash expenses (pension, depreciation and software write-off) during the nine months ended September 30, 2004. Net cash used by investing activities for the nine months ended September 30, 2004 was $18.3 million compared to $12.0 million used for investing activities during the same period of 2003. During the nine months ended September 30, 2004 the Company had higher capital expenditures than the prior year, principally due to the purchase of buses at lease expiration, and decreased proceeds from the sale of assets. Net cash used by financing activities for the nine months ended September 30, 2004 was $3.3 million, principally due to repayment of debt, versus $4.9 million used for financing activities during the same period of 2003, principally from repayment of borrowings under the Revolving Credit Facility in 2003.

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

Borrowings under the amended Revolving Credit Facility, after September 30, 2004, are available at a rate, determined by reference to a leverage ratio calculated quarterly, equal to Wells Fargo Bank’s prime rate plus 0.375% to 2.25% or LIBOR plus 2.375% to 4.25%. Prior to September 30, 2004, borrowings were available at a rate equal to Wells Fargo Bank’s prime rate plus 1.5% or LIBOR plus 3.5%. Letter of credit fees are 3.5% per annum. A 1% prepayment premium is payable should the Company terminate the facility before October 25, 2005, if terminated between October 25, 2005 and October 23, 2006 the premium is 0.5%, and if after October 23, 2006 there is no premium. At September 30, 2004, letters of credit or borrowings were available under the Revolving Credit Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, (which at September 30, 2004, aggregated to $106.0 million) subject to a maximum of $125 million, inclusive of a $70 million letter of credit sub-facility. As of September 30, 2004, the Company had no outstanding borrowings under its Revolving Credit Facility, issued letters of credit of $61.6 million and availability of $44.4 million.

Additionally, the amendment requires the Company to maintain a minimum cash flow to interest expense ratio, maximum indebtedness to cash flow ratio and minimum cash flow (the “Financial Covenants”) at levels that are the same as, or more restrictive than, previous levels. The new Financial Covenants were set at 15% to 20% less than the levels projected in financial forecasts delivered to the agent bank by the Company in May 2004. As of September 30, 2004, the Company was in compliance with all of the Financial Covenants. However, although the Company’s most recent financial forecast indicates that the Company will remain in compliance with the Financial Covenants through 2005, continued increases in fuel prices, continued softness in discretionary travel, unforeseen events or changes in assumptions may result in material differences between the Company’s future financial results or forecasts and the current financial forecast, and those differences could result in management concluding in the future that the Company may not be able to remain in compliance with the Financial Covenants.

As described in Part II, Item 1 “Legal Proceedings,” in September 2004, Greyhound became aware of proceedings brought in Georgia state court seeking to enforce a default garnishment judgment. The garnishment alleges that Greyhound is liable in an underlying Default Judgment in the amount of over $15 million. Greyhound intends to vigorously defend its interests in the litigation. Although Greyhound is seeking to overturn the Default Judgment, unless and until it is declared void, stayed, bonded or paid, the Default Judgment could be deemed to be an event of default under the Revolving Credit Facility. To date, Greyhound’s lenders have indicated that they do not wish to claim a default and have not given notice of default or accelerated the repayment of Greyhound’s outstanding obligations under the Revolving Credit Facility. Any accelerated repayment of Greyhound’s indebtedness could cause defaults under Greyhound’s other debt agreements and force Greyhound to refinance and/or renegotiate all or a significant portion of its outstanding indebtedness. Should the Revolving Credit Facility be accelerated and Greyhound is unable to renegotiate or refinance its outstanding indebtedness, then Greyhound may not be able to satisfy its obligations as they become due and may not be able to continue as a going concern.

Insurance Coverage

The U.S. Department of Transportation (“DOT”) has authorized the Company to self-insure its automobile liability exposure for interstate passenger service up to a maximum level of $5.0 million per occurrence. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the DOT, a tangible net worth of $10.0 million and a trust fund, initially set at $15 million, to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company’s tangible net worth has fallen below the minimum required by the DOT to maintain self-insurance authority. On July 25, 2003, the DOT granted a waiver of the tangible net worth requirement through December 31, 2004 and, as a condition of the waiver, the Company was required to increase the self-insurance trust fund by $2.7 million. On May 4, 2004, the DOT issued a ruling reaffirming both the Company’s self-insurance authority and the temporary waiver of the tangible net worth requirement through December 31, 2004. This ruling requires that the trust be evaluated quarterly and funded to the greater of $17.7 million or 110% of the estimated unpaid liability for self-insured claims. To date in 2004, the Company has made additional contributions to the self-insurance trust fund in the amount of $13.6 million and during the fourth quarter of 2004, the Company will be required to make an additional contribution to the self-insurance trust fund of $5.6 million. The Company’s self-insurance authority will continue to be subject to periodic review by the DOT.

Insurance coverage and related administrative expenses are key components of the Company’s cost structure. Additionally, the Company is required by the DOT, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At September 30, 2004, the Company maintained $46.4 million of collateral deposits (including the DOT trust fund) and had issued $53.7 million of letters of credit in support of these programs. The loss or further modification of self-insurance authority from the DOT or a decision by the Company’s insurers to modify the Company’s program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

Statements in this Form 10-Q that are not purely historical facts, including statements regarding beliefs, expectations, intentions, projections or strategies for the future of Greyhound may be ''forward-looking statements’’ under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the general economic condition of the United States and the future level of bus travel demand; the impact of future terrorist incidents; operational disruptions as a result of bad weather; the Company’s future yields; increased costs for security; the cost and availability of excess insurance coverage and the Company’s ability to retain authority to self-insure; the impact of changes in fuel prices; the effect of future Government regulations; potential pension plan funding requirements; changing credit markets; disruptions to the Company’s operations as a result of forced relocations of terminals or garages or loss of use of terminals or garages due to condemnation or lease terminations; the Company’s ability to achieve its forecasted results and, therefore, remain in compliance with the Financial Covenants under its Revolving Credit Facility; resolution of the Default Judgment allowing Greyhound to remain in compliance with the default provisions of the Revolving Credit Facility and other factors described from time to time in the Company’s publicly available Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other Legal Proceedings

On September 20, 2004, Greyhound responded to proceedings brought in Georgia state court seeking to enforce a default garnishment judgment on funds in a Greyhound bank account. While this action has since been dismissed it stemmed from an October 1995 default judgment in the amount of approximately $7 million (the “1995 Judgment”) against Gary Jones, a former consultant to Greyhound. More than four years later, in October 2000, the plaintiff who obtained the 1995 Judgment (the “Plaintiff”) began garnishment proceedings against Greyhound in Georgia state court seeking to recover amounts owed to Gary Jones, who then allegedly owed the Plaintiff the amount of approximately $11 million based on the 1995 Judgment plus post-judgment interest. On May 2, 2001, a default judgment for $11 million (the “Default Judgment”) was entered by the Georgia state court against Greyhound. Greyhound was unaware of the garnishment and the Default Judgment and inadvertently failed to contest it. Had the garnishment been timely answered, Greyhound believes that the amount due in response to the garnishment summons would not have exceeded $1,500.

It is now alleged that Greyhound is liable to the Plaintiff in the amount of $15 million, based on the $11 million judgment plus post-judgment interest. Greyhound has filed a Motion to Vacate the Default Judgment in the Court where such judgment was rendered. Based on several legal grounds, Greyhound believes that the Default Judgment is null and void and not enforceable. Greyhound intends to vigorously defend its interests in the litigation. Also see discussion in Part I, Item 2 “Liquidity and Capital Resources.”

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Fourth Amendment to Supplemental Executive Retirement Plan. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004

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