Form 10-K
period 2004-12-31
GREYHOUND LINES INC; GLI HOLDING CO; ATLANTIC GREYHOUND LINES OF VIRGINIA INC; GREYHOUND DE MEXICO SA DE CV; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; TNM & O TOURS INC; VERMONT TRANSIT CO INC
filed 2005-03-31
CIK 813040, 813041, 1041393, 1041396, 1041398, 1041400, 1041401, 1041402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

     Aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2004 was $0.

     As of March 15, 2005, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant’s parent company.

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
345 Pine Street
Burlington, Vermont 05401 (802) 862-9671

As of December 31, 2004, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

GREYHOUND LINES, INC. AND SUBSIDIARIES

Risks Associated with Forward-Looking Statements Included in this Form 10-K

     Statements in this Form 10-K that are not purely historical facts, including statements regarding beliefs, expectations, intentions, projections or strategies for the future of Greyhound Lines, Inc. and subsidiaries (the “Company”), may be ''forward-looking statements’’ under the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the plans, intentions and expectations reflected in or suggested by the forward-looking statements. Such risks and uncertainties include, among others, the general economic condition of the United States and the future level of bus travel demand; the impact of future terrorist incidents; operational disruptions as a result of bad weather; the Company’s future yields; increased costs for security; the cost and availability of excess insurance coverage and the Company’s ability to retain authority to self-insure; the impact of changes in fuel prices; the Company’s ability to meet the requirements of the Americans with Disabilities Act in October, 2006; the effect of future Government regulations; potential pension plan funding requirements; changing credit markets; the Company’s ability to achieve its forecasted results; disruptions to the Company’s operations as a result of forced relocations of terminals or garages or loss of use of terminals or garages due to condemnation or lease terminations; and other factors described from time to time in the Company’s publicly available Securities and Exchange Commission filings. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this filing.

PART I

ITEM 1. BUSINESS

General

     Greyhound Lines, Inc. and subsidiaries (“Greyhound” or the “Company”) is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company serves the value-oriented customer, offering scheduled passenger service to more than 2,200 destinations with a fleet of approximately 2,700 buses and approximately 1,400 sales locations. The Company also provides package express service, travel services and, in some terminals, food service. For the year ended December 31, 2004, the Company generated total operating revenues of $956.7 million.

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

     In 1999, the Company became a wholly-owned subsidiary of Laidlaw Inc.

     On June 28, 2001, Laidlaw Inc. and certain of its affiliates filed voluntary petitions for reorganization under the U.S. Bankruptcy Code and the Canada Companies’ Creditors Arrangement Act. Neither Greyhound, nor any of its subsidiaries were included in, or made party to, these reorganization filings and proceedings.

     In June 2003, Laidlaw Inc. emerged from the court-supervised reorganization process and completed an internal corporate restructuring, in which Laidlaw International, Inc., a Delaware corporation, acquired all of the assets of Laidlaw Inc., a Canadian corporation. Laidlaw International, Inc. and its predecessor Laidlaw Inc. are referred to as “Laidlaw.”

Markets

     Passengers. While the Company’s major passenger markets are large metropolitan areas, its business is geographically fragmented, with the 1,200 largest origin/destination city pairs producing approximately 50% of ticket sales. Demographic studies have shown that the Company’s potential riders are concentrated in the northeastern, southern and industrial mid-western United States, as well as Texas and California. The typical passenger travels to visit friends and relatives and generally has an annual income below $35,000. In many cases, the Company’s passengers report that they own automobiles considered sufficiently reliable for a trip of a similar distance, but travel by bus because they are traveling alone or because of the lower cost of bus travel. The majority of the Company’s customers usually make the decision to take a trip only a short time before actually traveling and, for the most part, pay cash for their tickets one to three days before the day of departure.

     Package Express. The Company’s package express service targets commercial shippers and delivery companies that require rapid delivery of small parcels, typically between 100 and 500 miles. The Company’s product offerings include standard delivery, which is the traditional low-value, terminal-to-terminal delivery product, as well as priority and same day delivery, which are the premium priced products typically delivered door to door. The Company satisfies the door-to-terminal/terminal-to-door portion of priority and same day deliveries principally through relationships with over 300 courier companies, which serve over 400 markets. Shipments include automotive repair parts, wholesale foods, computer parts and forms, fresh flowers, optical, medical and dental supplies, architectural and legal documents and pharmaceutical products. With its extensive network and multiple schedules, the Company is able to provide expedited service for shipments less than 500 miles with most shipments arriving at their destination on the same day they are shipped or by 8:00 a.m. the following morning. The Company also provides local courier services through its subsidiaries in two metropolitan markets: Minneapolis, MN and Chicago, IL.

     Food Service. The Company’s food service division gives passengers the ability to purchase food, gifts and logo merchandise in over 50 terminal locations. In addition to cafeteria-style restaurants, convenience store type “grab and go” facilities and gift shops, the Company also offers national brand concepts such as KFC and Pizza Hut.

     Travel Services. The Company offers charter and tour services (“travel services”) principally for group travel to and from specific events, such as concerts, sporting events, casinos and conventions. Generally the passenger business provides the bus and driver resources for these travel services on an “as available” basis, such that resources are often only available in off-peak periods, generally weekdays outside of the peak summer and holiday periods. However, the Company has also established dedicated bus and driver resources for travel services operations in certain cities so that the operations in these cities are not completely dependent on resource availability from the passenger business and are, accordingly, able to offer travel services on the weekends and in the summer. Additionally the Company operates “meet and greet” services for cruise lines at four ports in the United States. The “meet and greet” service consists of meeting cruise line passengers (usually at airports) and transferring these passengers and their baggage to and from cruise ships.

Marketing and Advertising

     The Company’s marketing and advertising philosophy is geared toward stimulating travel through price awareness, improving the awareness and image of Greyhound among potential customers and inducing first-time and repeat travel. The Company uses various means to advertise its passenger travel business including radio, television, the internet, and targeted print media. Additionally, the Company offers convenient around-the-clock fare and schedule quotations via a toll-free telephone number through its telephone information centers and through the Company’s internet web site.

Operations

     The Company utilizes approximately 120 company-operated bus terminals and approximately 1,300 agency-operated terminals and/or sales agencies. Maintenance garages are maintained at 25 strategic locations and are supplemented by company and third party-operated service islands and fueling points. The Company currently has approximately 3,800 drivers based in approximately 100 different locations across the country. In the Greyhound Lines unit, drivers report to either driver supervisors or city managers who are organized into nine districts reporting to district managers of field operations. The nine districts are grouped into East and West regions, which are each headed by a general manager to whom the district managers report. The scheduling and dispatch of the buses and drivers is a centralized function that coordinates with the districts in the planning and execution of daily operations. The flexing of capacity to meet demand is accomplished through the management of national dispatch operations for equipment and drivers, rental of additional buses and drivers to cover peak demand periods, planning and coordinating extra sections with the districts and analyzing and implementing pooling and through service arrangements with other carriers. Annual planning of the fleet size and driver requirements by location is also centralized. Subsidiaries of Greyhound Lines independently coordinate and manage their own driver and fleet resources.

     Information technology is an integral component of the Company’s operations. The Company’s information systems support, among other things, its web site, scheduling and pricing, dispatch, operations planning, bus maintenance, telephone information centers, customer service, point of sale, payroll and finance functions. As of December 31, 2004, the Company’s automated fare and schedule quotation and ticketing system, called TRIPS, was in use at 464 locations.

Competition

     Passengers. The transportation industry is highly competitive. The Company’s primary sources of competition for passengers are automobile travel, low cost air travel from both regional and national airlines, and, in some markets, regional bus companies and trains. Typically, the Company’s customers decide to travel only a short time before their trip and purchase their tickets within three days of the day of travel. The Company’s everyday low pricing strategy usually results in “walk-up” fares substantially below comparable airline fares. In instances where the Company’s fares exceed an airline discount fare, the Company believes the airline fares are temporary or are typically more restrictive and less readily available than fares offered by the Company. However, the Company also utilizes advance purchase discount programs in order to attract the price sensitive customer. Price, destination choices, service and convenient schedules are the ways in which the Company meets this competitive challenge.

     The automobile is the most significant form of competition to the Company. The out-of-pocket costs of operating an automobile are generally less expensive than bus travel, particularly for multiple persons traveling in a single car. The Company meets this competitive threat through price and convenient scheduling.

     Additionally, the Company experiences competition from regional bus companies and small local bus companies that cater to particular ethnic groups. In the Northeast travel corridors, low-cost Asian carriers offering extremely low fares have continued to grow. These carriers generally have curbside operations, loading passengers on the city streets, and operate high frequencies between major cities such as Boston, New York, Philadelphia and Washington. Price, frequency of service, and convenient scheduling are the current strategies of the Company to meet this competition.

     Competition by U.S.-based bus and van operators for the market represented by Spanish speaking customers in the U.S. is growing. Barriers to entry into the regular-route cross-border bus market between the U.S. and Mexico have been reduced under the North American Free Trade Agreement (“NAFTA”), although entry into either market is still regulated by the respective U.S. and Mexican regulatory authorities. The U.S. Department of Transportation (“DOT”) has issued a series of rules establishing the process that Mexican-domiciled companies must follow to obtain authority to perform cross-border bus operations into the United States. These rules require Mexican companies to comply with all U.S. safety requirements and labor and immigration laws. Although the DOT could commence the process for allowing Mexican-domiciled companies to perform cross-border services into the United States, DOT has not yet taken formal action to allow such cross-border services. Once such action occurs, the Company could experience significant new competition on routes, to, from and across Mexican border points. In addition to bringing new competition, the Company believes that the changes under NAFTA will increase the volume of bus travel along both sides of the border and provide the Company with a growth opportunity. The Company believes that the most effective way to service passengers in this market is through ventures or ticket selling arrangements with Mexico-based bus carriers. The Company has established a separate operating subsidiary that, through these ventures, provides through-bus service at most major gateways between the United States and Mexico. Additionally, in some of its terminals Greyhound Lines sells tickets for travel in Mexico on Mexico-based carriers’ tickets and Mexico-based carriers sell tickets for travel in the U.S. on Greyhound Lines in certain of their terminals in Mexico.

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

     Travel Services. Charter services are provided by several thousand local operators as well as a few regional carriers. Pricing, type of equipment and consistency in service are the principal factors both in generating new business and retaining existing customers. The Company principally competes based upon price and consistency of service in order to meet the customers’ demands.

Operating Environment

     The Company’s business is affected by changes in economic conditions, consumer preferences and spending patterns, medical and wage inflation, demographic trends, consumer perceptions of transportation safety, costs of safety, security and environmental measures, road congestion and the weather. Following the September 11, 2001 terrorist attacks the Company increased its spending for safety and security in the bus terminals. Additionally, it is possible that the Transportation Security Administration (“TSA”) could mandate security procedures that exceed the level currently provided by the Company further increasing costs. Past terrorist acts and incidents on buses, or perceptions about future attacks have and could continue to adversely affect the demand for the Company’s services.

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

Workforce

     At March 1, 2005, the Company employed approximately 9,700 workers, consisting of approximately 3,100 terminal employees, 3,800 drivers, 900 supervisory personnel, 700 mechanics, 400 telephone information agents, and 800 clerical workers. Of the total workforce, approximately 7,900 are full-time employees and approximately 1,800 are part-time employees.

     At March 1, 2005, approximately 45% of the Company’s employees were represented by collective bargaining agreements. The Amalgamated Transit Union (the “ATU”) represents approximately 3,700 of the Company’s employees, including drivers, about half of the Company’s mechanics and terminal workers in three locations. The largest ATU agreement (“ATU 1700”) covers the drivers and maintenance employees and expires on January 31, 2007.

     The International Association of Machinists and Aerospace Workers (the “IAM”) represents approximately 300 of the Company’s employees, including the remaining mechanics. The IAM agreements expire on September 30, 2007. The Company also has bargaining agreements with the International Brotherhood of Teamsters, which represent approximately 100 employees at three terminal locations and the United Transportation Union, which represents approximately 200 employees at two of the Company’s subsidiaries.

Trademarks

     The Company owns the Greyhound name and trademarks and the “image of the running dog” trademarks worldwide. The Company believes that this name and the trademarks have substantial consumer awareness.

Government Regulation

     The Federal Motor Carrier Safety Adminstration. As a motor carrier engaged in interstate, as well as intrastate, transportation of passengers and express shipments, the Company is, and must remain, registered with the DOT’s Federal Motor Carrier Safety Administration (“FMCSA”). Failure to maintain a satisfactory safety rating, designate agents for service of process or to meet minimum insurance requirements, after notice and opportunity to remedy, may result in the FMCSA’s ordering the suspension or revocation of the Company’s authority to render transportation services. FMCSA regulations also govern the qualifications, duties and hours of service of drivers, the standards for vehicles, parts and accessories, the maintenance of records and the submission of reports pertaining to the Company’s drivers, buses and operations. The Company is subject to periodic and random inspections and audits by the FMCSA or, pursuant to cooperative arrangements with the FMCSA, by state police or officials, to determine whether the Company’s drivers, buses and records are in compliance with the FMCSA’s regulations. The Company, from time to time, has been cited by the FMCSA or state authorities for non-compliance with regulations but, nevertheless, has retained a satisfactory safety rating. The Company has also been authorized by the FMCSA to partially self-insure its bodily injury and property damage liability. See “Insurance Coverage.” The FMCSA also administers regulations to assure compliance with vehicle noise and emission standards prescribed by the Environmental Protection Agency (the “EPA”). All of the buses in the Company’s fleet contain engines that comply with, or are exempt from compliance with, EPA regulations, but, on occasion, the Company has been cited and fined for non-compliance with noise or emission standards.

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

     State Regulations. As an interstate motor carrier of passengers, the Company may engage in intrastate operations over any of its authorized routes. By federal law, states are pre-empted from regulating the Company’s fares or its schedules, including the withdrawal of service over any interstate route. However, the Company’s buses remain subject to state vehicle registration requirements, bus size and weight limitations, fuel sales and use taxes, vehicle emissions, speed and traffic regulations and other local standards not inconsistent with federal requirements.

     Other. The Company is subject to regulation under the Americans with Disabilities Act (the “ADA”) pursuant to regulations adopted by the DOT. The regulations require that all new buses acquired by the Company for its fixed route operations must be equipped with wheelchair lifts. Additionally, by October 2006, one-half of the Company’s fleet involved in fixed route operations will be required to be lift-equipped, and by October 2012, such fleet will need to be entirely lift-equipped. The regulations do not require that existing buses be retrofitted with lift equipment, nor do the regulations require the purchase of accessible used buses. Currently the added cost of a built-in lift device in a new bus is approximately $40,000 plus the Company incurs additional maintenance and employee training costs. Passenger revenues could also be impacted by the loss of seating capacity when wheelchair passengers are on the bus, partially offset by potentially increased ridership by disabled persons. At December 31, 2004, approximately 19% of the Company’s fleet used in fixed route operations was wheelchair lift-equipped. The Company currently plans to meet the October 2006 requirement through a combination of retrofitting existing buses, purchasing new wheel chair lift equipped buses and reducing the size of the fleet in conjunction with the implementation of its long-range strategic plan.

     Following the September 11, 2001 terrorist attacks the Company increased its spending for safety and security in the bus terminals. Limited government assistance, in the form of grants, is being offered to the bus industry. In August 2003, the Company received a grant of approximately $10.1 million from the TSA for the period ending March 17, 2005. The grant provides reimbursement for incremental spending on safety and security–related initiatives such as: increased passenger screening in the bus terminals, bomb detection devices, installation of protective shields in the driver compartment of buses and installation of “on-board” communication devices. In September 2004, the Company received an additional grant of approximately $2.3 million for the period through September 30, 2005 for onboard communications and terminal security upgrades. Although the Company has received these two grants, there can be no assurance that additional grants will be extended in the future.

Insurance Coverage

     The Company maintains comprehensive automobile liability, general liability, worker’s compensation and property insurance to insure its assets and operations. Prior to September 2001, the Company purchased its insurance from Laidlaw with coverage subject to a $50,000 deductible for property damage claims and no deductible for auto liability, workers’ compensation or general liability claims. Between September 1, 2001 and August 31, 2003, the Company began purchasing coverage from third-party insurers for claims up to $5.0 million subject to a $3.0 million per occurrence deductible or self insured retention for automobile liability and a $1.0 million per occurrence deductible or self insured retention for workers’ compensation and general liability. Effective September 1, 2003, the coverage for all claims is subject to a $3.0 million per occurrence deductible or self insured retention. The Company purchases excess coverage for automobile liability, general liability and workers’ compensation insurance through Laidlaw for claims which exceed $5.0 million. The Company also continues to purchase from Laidlaw coverage for physical damage to Company property and business interruption subject to a $100,000 per occurrence deductible.

     The FMCSA has authorized the Company to self-insure its automobile liability exposure for interstate passenger service up to $3.0 million per occurrence. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the FMCSA, a tangible net worth of $10.0 million and a trust fund, initially set at $15 million, to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company’s tangible net worth has fallen below the minimum required by the FMCSA to maintain self-insurance authority. The FMCSA granted waivers of the tangible net worth requirement through December 31, 2005, and, as a condition of the waivers, the Company has been required to increase the self-insurance trust fund to the greater of $17.7 million or 110% of the estimated unpaid liability for self-insured claims.

     Insurance coverage and related administrative expenses are key components of the Company’s cost structure. Additionally, the Company is required by the FMCSA, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At December 31, 2004, the Company maintained $50.4 million of collateral deposits (including $37.3 million in the FMCSA trust fund) and had issued $53.7 million of letters of credit in support of these programs. See Note 8 to the Consolidated Financial Statements. The loss or further modification of self-insurance authority from the FMCSA or a decision by the Company’s insurers to modify the Company’s program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Environmental Matters

     The Company may be liable for certain environmental liabilities and clean-up costs at the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 28 active and 21 inactive locations have been identified as sites requiring potential clean up and/or remediation as of December 31, 2004. Additionally, the Company is potentially liable with respect to five active and seven inactive locations which the EPA has designated as Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean up of those sites. Based on the EPA’s enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of nominal settlement amounts.

     The Company has recorded a total environmental liability of $4.6 million at December 31, 2004 of which approximately $0.7 million is indemnifiable by the predecessor owner of the Company’s domestic bus operations, now known as Viad Corp. The environmental liability relates to sites identified for potential clean up and/or remediation and represents the present value of estimated cash flows discounted at a rate commensurate with the interest rate on monetary assets that are essentially risk free and have a maturity comparable to the underlying liabilities. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

Code of Ethics

     The Company has adopted a written code of ethics, “Code of Business Conduct and Ethics” which is applicable to all employees of the Company, including the Company’s Chief Executive Officer, principal financial officer, principal accounting officer and controller (or persons performing similar functions) (collectively, the “Financial Officers”). In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the Code of Business Conduct and Ethics is publicly available on the website of the Company’s parent company, Laidlaw, at www.laidlaw.com. The Company intends to disclose any amendments to or waivers from the code of ethics applicable to any Financial Officer of the Company on Laidlaw’s website at www.laidlaw.com. The Company will provide, at no cost, a copy of the Code of Business Conduct and Ethics upon request in writing to P.O. Box 660362, Dallas, Texas 75266-0362, Attention: Investor Relations. The information on the Laidlaw website is not incorporated into, and is not part of, this report.

ITEM 2. PROPERTIES

Land and Buildings

     At December 31, 2004, the Company used 521 parcels of real property in its operations, of which it owned 160 properties and leased 361 properties. Of those properties, 385 are bus terminals, 30 are maintenance facilities, 26 are terminal/maintenance facilities, and the remaining properties consist of driver dormitories, parking/storage lots, office/storage/warehouse buildings and telephone information centers. These properties are located throughout the United States and in select locations in Canada and Mexico. Where practical, the Company attempts to locate its terminals in state or federally funded intermodal facilities. The Company currently operates in approximately 110 of such facilities.

     The Company believes, in general, that the current makeup of its properties is adequate for its operations. However, the Company must occasionally relocate its facilities, permanently or temporarily, when it sells a parcel, when leases are not renewed or are terminated, or when owned or leased properties are taken through eminent domain proceedings by government authorities. The Company is also subject to local zoning restrictions that can limit the Company’s ability to expand a location or relocate to a new facility. In the case of publicly funded facilities, the relocation can be affected by funding availability and site selection and urban planning considerations. Although there can be no assurance, based on its recent experience, the Company believes that it will be able to find suitable replacement properties on acceptable terms for any properties the Company chooses to replace or expand, or which are condemned, or for which leases are not renewed or are otherwise terminated.

     The Company operates out of its largest sales location, the Port Authority Bus Terminal of New York (the “Port Authority”) on a month-to-month basis pursuant to several lease agreements and a license agreement. Although the Company has reached agreement with the Port Authority on the terms of new long-term lease and license agreements and expects to operate out of its existing space in the Port Authority for the foreseeable future, because the Port Authority has not yet executed new long-term agreements, the Port Authority could terminate its agreements with the Company upon 30-day notice at any time. If the Port Authority were to require the Company to relocate, such relocation could result in an increase in the costs to operate out of the Port Authority and potentially impact ticket and food service revenues.

Fleet Composition and Bus Acquisitions

     During 2004, the Company took delivery of 38 new and used buses, and retired 96 buses, resulting in a fleet of 2,748 buses at December 31, 2004, of which the Company owned 1,247 buses and leased an additional 1,501 buses. Because of the declines in bus miles over the last several years, the Company believes it currently has approximately 150 excess buses in its fleet and will be disposing of these buses in the ordinary course of business during the next year. The average age of the Company’s bus fleet, excluding the excess buses increased to 7.7 years at December 31, 2004, compared to 7.2 years at December 31, 2003 and 6.6 years at December 31, 2002. Although the Company believes the current fleet age is adequate for its operations, the Company’s experience indicates that older buses are less reliable and more costly to operate than newer buses. Additionally, older buses with older engines are generally less fuel-efficient than newer buses and, because older buses require maintenance on a more frequent basis, an older fleet results in an increase in the number of buses required to operate the business.

     Motor Coach Industries, Inc. or its affiliate, Motor Coach Industries Mexico, S.A. de C.V., hereafter referred to collectively as “MCI”, produced all but 60 of these buses. The Company is party to a long-term supply agreement with MCI. The agreement extends through 2007, but may be canceled at the end of any year upon six months notice. If the Company decides to acquire new buses, the Company and its affiliates must purchase at least 80% of its new bus requirements for 40 foot and larger coaches from MCI pursuant to the agreement.

ITEM 3. LEGAL PROCEEDINGS

     On September 20, 2004, Greyhound responded to proceedings brought in Georgia state court seeking to enforce a default garnishment judgment on funds in a Greyhound bank account. This action stemmed from an October 1995 default judgment in the amount of approximately $7 million (the “1995 Judgment”) against Gary Jones, a former consultant to Greyhound. More than four years later, in October 2000, the plaintiff who obtained the 1995 Judgment (the “Plaintiff”) began garnishment proceedings against Greyhound in Georgia state court seeking to recover amounts owed to Gary Jones, who then allegedly owed the Plaintiff the amount of approximately $11 million based on the 1995 Judgment plus post-judgment interest. On May 2, 2001, a default judgement for $11 million was entered by the Georgia state court against Greyhound. On March 10, 2005, Greyhound settled this matter for an immaterial amount and has reflected the cost of the settlement as a component of non-operating income in its Consolidated Statements of Operations for the year ended December 31, 2004.

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

     For information relating to certain environmental matters relating to the Company, see “Item 1. Business — Environmental Matters.”

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     All of the Company’s outstanding common stock is held by a subsidiary of Laidlaw and, therefore, the common stock is not traded on any established public trading market. The Company has not paid dividends in the past and, furthermore, the indenture governing the Company’s 11 1/2% Senior Notes and the agreement governing the Company’s revolving credit facility limit the ability of the Company to pay dividends. At December 31, 2004, under the most restrictive of the agreements, no dividends could be paid by the Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company operates as one business segment with the primary business consisting of scheduled passenger service, package express service and food service at certain terminals. At December 31, 2004, the Company’s operations included a nationwide network of terminal and maintenance facilities utilizing a fleet of approximately 2,700 buses. At December 31, 2004, the Company used a network of approximately 1,400 sales locations, offering the customer the ability to travel to more than 2,200 destinations in North America.

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

     The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the year ended December 31, 2004 and the Company’s consolidated financial position at December 31, 2004. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

2004 Overview

     During 2004, the Company began implementing its long-range strategic plan in the passenger business and continued to stabilize the business through its initiatives to enhance yield, reduce marginally profitable bus miles and reduce operating and general and administrative costs. These initiatives resulted in a 6.8% increase in revenue per mile and a $3.7 million increase in operating income. The improvement in operating income occurred despite a decline in revenue of approximately $18.8 million or 1.9% and an increase in fuel price, causing a cost increase of $14.8 million compared to the prior year.

     In August 2004, the Company implemented the first phase of its long-range strategy for the passenger business. In general, the strategy is to more efficiently serve areas where customer demand is greatest through a smaller, simpler network of routes that is short-and medium-haul focused, but that can still provide affordable service to long-haul passengers. The initial implementation occurred in the Northwest region of the United States, roughly between Chicago and Seattle, and involved the elimination of approximately 10 million annual bus miles, 260 sales locations and modifications of other routes to provide a better service pattern for customers. The implementation of the strategy in the Northwest resulted in improved revenue per mile in the region and, accordingly, an improvement in the estimated operating income from the region.

     The Company will complete the implementation of the second phase of its strategy in early April 2005 in the Southwest region of the U.S., defined as the states of California, Nevada, Arizona, New Mexico, Texas, Oklahoma, Louisiana and Arkansas. In this region, the Company will eliminate approximately 23 million annual bus miles, 174 sales locations and approximately 575 jobs. Because most of the locations being eliminated are agent-owned locations and many of the eliminated jobs are not eligible for severance pay, the Company expects to record an insignificant charge during the first quarter of 2005 for severance, real estate lease terminations and other implementation costs. The Company will continue to implement the strategy in phases and expects to be complete in eighteen months to two years.

     During 2004, the Company entered into new collective bargaining agreements with its two principal labor unions. In March 2004, the Company entered into a new three-year agreement with the Amalgamated Transit Union, Local 1700, that covers all of the Company’s drivers and half of its mechanics. In October 2004, the Company entered into new three-year agreements with the International Association of Mechanics and Aerospace Workers union that covers the remaining mechanics. As a result of these new three-year agreements, the Company should have a stable labor environment for the next several years. Additionally, during the year, the Company extended its Revolving Credit Facility for two years to October 2006.

     In summary, management continued its focus on making improvements to further stabilize the Company in the short-term, implemented the first phase of its long-range strategy and completed the planning for implementation of the second phase of its strategy. The Company will continue this dual focus as substantial needs for capital expenditures and debt service requirements mandate that the Company continue to significantly improve operations and financial results.

Results of Operations

     The following table sets forth the Company’s results of operations as a percentage of total operating revenues for 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
Operating Revenues
Passenger services	84.8%	85.2%	85.7%
Package express	4.1	4.0	4.0
Food services	3.9	4.1	4.3
Other operating revenues	7.2	6.7	6.0

Total Operating Revenues	100.0	100.0	100.0

Operating Expenses
Maintenance	10.6	10.9	10.2
Transportation	24.5	25.1	24.7
Agents’ commissions and station costs	17.7	18.2	18.5
Marketing, advertising and traffic	2.7	2.7	2.8
Insurance and safety	7.8	7.5	7.8
General and administrative	13.4	12.9	12.7
Depreciation and amortization	6.3	5.6	5.1
Operating taxes and licenses	5.8	6.1	6.2
Operating rents	8.0	8.2	8.1
Cost of goods sold – food services	2.5	2.6	2.8
Other operating expenses	0.7	0.6	0.7

Total Operating Expenses	100.0	100.4	99.6

Operating Income (loss)	0.0	(0.4)	0.4
Non-Operating Income	(0.2)	0.0	0.0
Interest Expense	2.6	2.5	2.6
Income Tax Provision	0.0	0.1	5.3
Minority Interests	0.0	0.0	(0.2)
Cumulative Effect of Change in Accounting for Goodwill	0.0	0.0	4.0

Net Loss	(2.4)%	(3.0)%	(11.3)%

     The following table sets forth certain key operating data used by management in assessing the Company’s performance for 2004, 2003 and 2002. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.

	Years Ended December 31,
	2004	2003	2002
Regular Service Miles (000’s)	279,891	304,828	333,154
Total Bus Miles (000’s)	288,442	313,337	341,071
Passenger Miles (000’s)	7,298,028	7,963,086	8,739,581
Passengers Carried (000’s)	21,211	21,920	23,283
Average Trip Length (passenger miles ÷ passengers carried)	344	363	375
Load (avg. number of passengers per regular service mile)	26.1	26.1	26.2
Load Factor (% of available seats filled)	51.2%	51.5%	52.1%
Yield (passenger services revenue ÷ passenger miles)	$0.1112	$0.1043	$0.0972
Average Ticket Price	$38.26	$37.89	$36.50
Total Revenue Per Total Bus Mile	$3.32	$3.11	$2.91
Cost per Total Bus Mile:
Maintenance	$0.350	$0.339	$0.296
Transportation, excluding fuel	$0.612	$0.632	$0.597
Fuel	$0.200	$0.149	$0.122
Insurance and Safety	$0.260	$0.232	$0.226

Year ended December 31, 2004 Compared to Year ended December 31, 2003

     Operating Revenues. Total operating revenues decreased $18.8 million, down 1.9% for the year ended December 31, 2004 compared to the same period in 2003.

     Passenger services revenues decreased $19.2 million, or 2.3%, in 2004 compared to 2003 as the decline in passenger miles of 8.4% was only partially offset by an increase in yield of 6.6%. The passenger miles decline was the result of a 3.2% decline in passengers and a 5.2% decline in average trip length, indicating that short- and medium-haul trips continue to grow in proportion to total trips. Accordingly, revenue declined in part because the Company continued to use price increases and schedule frequency reductions to dampen the demand for low yielding, long-haul travel and, in addition, the implementation of its long-term strategy in the Northwest resulted in a slight decline in revenue. Management also believes that the soft economy combined with higher fuel and health care costs reduced discretionary income in the Company’s passenger demographics, also contributing to the revenue decline. Even though revenue declined, the Company aggressively managed bus miles such that load was flat compared to prior year and, coupled with increased yield, produced improved revenue per mile of approximately 6.8%.

     Package express revenues decreased $0.5 million, down 1.3% in 2004 compared to 2003. The Company continues to experience reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) as a result of continued competition, as well as expanded and improved product offerings from larger package delivery companies. Partially offsetting the loss in standard product was a price increase on oversize packages and customer baggage. Additionally, the Company continues to focus on its same day delivery market niche through selling a guaranteed same day or early next morning service.

     Food services revenues decreased $2.4 million, down 6.0% for the year ended December 31, 2004 compared to the same period in 2003. The Company attributes the decline in food services revenues primarily to the decrease in passenger traffic, particularly in the long-haul markets.

     Other operating revenues, consisting primarily of revenue from travel services, in-terminal sales and other services, increased $3.3 million, up 5.0% in 2004 compared to 2003. The increase is primarily due to increases in transportation services provided to cruise lines partially offset by declines in in-terminal sales and the expiration of transit contracts.

     Operating Expenses. Total operating expenses decreased $22.5 million, down 2.3% for the year ended December 31, 2004 compared to the same period in 2003.

     Maintenance costs decreased $5.1 million, or 4.8% in 2004 compared to 2003. On a per mile basis, maintenance costs increased 3.2% due in part, to a higher average fleet age, inflationary wage rate increases for mechanics and increased material costs as a result of fewer bus engines and transmissions under warranty. Additionally, regular service bus miles were down significantly, 8.2% for the year ended December 31, 2004, and as a result, the fixed cost component of maintenance, principally real estate and related costs as well as supervision, increased on a per mile basis.

     Transportation expenses, which consist primarily of fuel costs and driver wages, decreased $10.5 million, or 4.3% for the year ended December 31, 2004 compared to the same period in 2003, as the effects of operating fewer bus miles were partially offset by increases in fuel. During 2004, the average cost per gallon of fuel increased to $1.24 from $0.91 in 2003 resulting in increased costs of $14.8 million. Partially offsetting the increase in fuel costs, driver hiring and training costs were $2.5 million lower in 2004 due to decreases in the number of drivers hired. On a per-mile basis, excluding the effects of fuel price changes and driver hiring costs, transportation expenses decreased by 1.5% for the year ended December 31, 2004, due to continued focus on operational improvements and cost reduction initiatives.

     Agents’ commissions and station costs decreased $8.5 million, down 4.8% in 2004 compared to 2003. The decrease is primarily due to lower commissions, terminal and call center wages and communications costs as a result of lower passenger volumes and lower rates for long distance communication as a result of a new contract.

     Marketing, advertising and traffic expenses decreased $0.6 million, or 2.4%, in 2004 compared to 2003. The decrease is a result of a change in the method, type and timing of advertising and also a result of more focused customer and brand research as compared to prior years.

     Insurance and safety costs increased $2.3 million, up 3.2% in 2004 compared to 2003. On a cost per mile basis insurance costs increased 12.1%. The increase is principally due to adverse development on prior year claims, an increase in the number of severe accidents, an increase in the cost of excess insurance coverage and continued medical and wage inflation.

     General and administrative expenses increased $3.4 million, up 2.7% for the year ended December 31, 2004 compared to the same period in 2003. During the year higher pension and incentive costs ($11.6 million, representing a 9% increase in general and administrative costs) more than offset decreased wages and other costs due to lower business volumes ($8.2 million, representing a 7% decrease in total general and administrative costs).

     Depreciation and amortization increased $5.2 million, or 9.4% for the year ended December 31, 2004 compared to the same period in 2003. The increase is primarily due to a decrease in the estimated average useful life and salvage value of certain older buses. Additionally, during 2004 the Company revised its estimated life of buses from 18 to 15 years.

     Operating taxes and licenses expense decreased $4.0 million, or 6.7% in 2004 compared to 2003. The decrease is principally due to decreased fuel taxes and payroll taxes as a result of a decline in miles operated and reductions in the workforce.

     Operating rents decreased $3.9 million, down 4.9%, for the year ended December 31, 2004 compared to 2003. The decrease is principally due to expirations of bus operating leases that occurred in the first half of 2004.

     Food services cost of goods sold decreased $1.6 million, or 6.1% in 2004 compared to 2003 primarily due to the decrease in food services revenues related to the decline in the number of passengers.

     Other operating expenses increased $0.9 million, up 15.0% for the year ended December 31, 2004 compared to the same period in 2003. The increase is principally because a software write-off and net losses on asset sales were greater than severance paid and gains on asset sales during the prior year.

     Non-operating income consists of a distribution of $3.4 million from the U.S. Bankruptcy Court in Brownsville, Texas representing residual claims payments that went unclaimed by or were undeliverable to creditors and, therefore, reverted to Greyhound as provided for in the Company’s 1990 plan of reorganization. This recovery is partially offset by costs related to the settlement of a legal matter.

     Interest expense was essentially flat for the year ended December 31, 2004 compared to the same period in 2003.

     Income tax expense increased $0.3 million, up 116.6%, for the year ended December 31, 2004 compared to the same period in 2003. The tax expense represents state tax expense related to its subsidiaries that operate in separate return states.

     Minority interests for the year ended December 31, 2004, reflects the minority partners share of current year income in the Company’s Hispanic ventures. The ventures were slightly less profitable in the current year as compared to the prior year.

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

     Insurance Reserves. The Company is self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities. Reserves are established for estimates of the loss that Greyhound will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon actuarial valuations that are prepared periodically by outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs, ultimate court awards and the discount rate. Historical experience and recent trends in the historical experience are the most significant factors in the determination of the reserves. Management believes that the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these highly subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, the amount of recorded reserves could differ from the Company’s ultimate costs related to these claims due to changes in the Company’s accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases and discount rates.

     Valuation of Long-lived Assets. The Company’s long-lived assets include property and equipment (principally buses and real estate), investments in affiliates, goodwill and other intangible assets (principally software). At December 31, 2004, the Company’s Consolidated Statements of Financial Position reflects $339.4 million of net property and equipment and $35.7 million in investments in affiliates, goodwill and other net intangible assets, accounting for over 69% of the Company’s total assets. Long-lived assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets, and significant negative industry or economic trends. A potential for impairment exists on property and equipment and other intangible assets when the assets have been identified and undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. A potential for impairment exists on investments in affiliates and goodwill when the fair value of the investee or reporting unit is less than their carrying amount. If a potential impairment exists, the assets are written down to the lower of cost or fair value. Estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. The determination of fair value can be highly subjective, especially for assets that are not actively traded or when market-based prices are not available.

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

     As part of the Company’s long-range strategy of implementing a simplified network of routes in the passenger business, the Company anticipates a reduction in bus miles and resulting reduction in the number of buses required to support the business. As a result, during the next eighteen months, the Company may identify groups of older-model buses to be removed from active service and held for sale. In anticipation of these actions, the Company has reduced the average useful life of its older model buses, thereby accelerating the depreciation on these older units. However, there can be no assurances that based on the timing, the actual number of units to be disposed of, and the state of the used bus market at the time of sale that the Company will realize its book value on these assets.

     Pension. The Company’s obligation and expense for pension benefits are determined using actuarial methods that are dependent on the selection of certain assumptions and factors. These include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by management. The Company determines the discount rate based upon yields available on quality long-term corporate bonds (generally by reference to the Moody’s Aa bond index and similar U.S. bond indices). For the year ended December 31, 2004, the Company assumed a 5.75% discount rate. A 25 basis point increase or decrease in last year’s discount rate would have increased or decreased the Company’s annual pension expense by approximately $0.2 million.

     The expected return on plan assets is based on plan-specific historical long-term portfolio performance, asset allocations and investment strategies and the views of the plans’ investment advisors. The assumptions and factors that the Company uses may differ materially from the actual return on the Company’s plan assets. For the year ended December 31, 2004, the Company assumed a 7.57% long-term rate of return on plan assets. A 25 basis point increase or decrease in the long-term rate of return would have increased or decreased the Company’s annual pension expense by approximately $1.4 million.

     The rate of increase in future compensation levels is based primarily on labor contracts currently in effect with employees under collective bargaining agreements and expected future pay rate increases for other employees. In addition, the Company’s actuarial consultants also use factors to estimate such items as retirement age and mortality rates, which are primarily based upon historical plan experience. The assumptions and factors used by the Company may differ materially from actual results due to changing market and economic conditions, earlier or later retirement ages or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension obligation or expense.

     Accounting for Income Taxes. The Consolidated Statements of Financial Position reflects net deferred tax assets as of December 31, 2004 of $186.8 million, resulting from operating losses and other deductible temporary differences that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates and the length of operating loss carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Therefore, current pretax losses and the reasonable likelihood of significant near-term reversals of deductible temporary differences carry more weight than forecasted future pretax profits. As a result of book losses incurred in 2002, 2003 and 2004, as well as the significant pension funding required and made by the agreement with the Pension Benefit Guaranty Corporation (“PBGC”) (which gives rise to tax deductions when made), the Company concluded that it was appropriate to establish and maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company expects to continue to provide a full valuation allowance on future tax benefits until it can achieve an appropriate level of pretax profitability that demonstrates its ability to utilize existing operating loss carryforwards.

New Accounting Pronouncements

     There are no recent accounting pronouncements that would have a material effect on the Company’s results or financial position if they were presently applicable.

Liquidity and Capital Resources

     The Company requires significant cash flows to finance capital expenditures, including bus acquisitions, and to meet its debt service and other continuing obligations. As of December 31, 2004, the Company had $203.2 million of outstanding debt, implicit debt equivalent of $223.9 million for off-balance sheet bus operating leases and $61.5 million of outstanding letters of credit (which principally support recorded claims liabilities). Additionally, as of December 31, 2004, the Company had availability of $43.1 million under its revolving credit facility and cash and cash equivalents of $35.9 million. The Company’s principal sources of liquidity are expected to be cash flow from operations (which is net of cash charges for interest expense and lease payments under the Company’s bus operating leases), proceeds from operating lease or other equipment financing for new bus purchases and borrowings under the revolving credit facility. The Company, however, has no right to access the revolving credit facility for borrowings or letters of credit if an event of default exists or an event, which with notice or passage of time or both would give rise to an event of default, has occurred. See Note 12 to the Consolidated Financial Statements. Management assesses the Company’s liquidity in terms of its ability to generate cash to fund operations, finance the purchase of buses and debt servicing. Generally new term financing (including bus operating lease financing) must be obtained to support the Company’s annual capital expenditure needs. If new bus financing cannot be obtained in the future, the Company would have to reduce capital expenditures, resulting in an increase in fleet age and costs to operate the fleet.

     Net cash provided by operating activities was $39.5 million, $38.8 million and $98.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash provided by operating activities contains two components, cash provided by the Company’s operating results (defined as the sum of net loss, cumulative effect of accounting change and non-cash expenses and gains included in net loss) and cash provided by (or used by) changes in operating assets and liabilities. Cash provided by the Company’s operating results was $58.1 million, $37.8 million and $43.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in cash provided by operating results in 2004 is mainly due to a decrease in the Company’s operating loss and increases in non-cash related costs for pension expense, depreciation expense and asset write-offs. Changes in operating assets and liabilities resulted in a use of cash of $18.6 million for the year ended December 31, 2004 compared to cash provided of $1.0 million and $54.6 million in 2003 and 2002, respectively. The use of cash in 2004 was principally due to an increase in the Company’s insurance and security deposits resulting from the modified requirements imposed by the Federal Motor Carrier Safety Administration (“FMCSA”) related to the Company’s self-insurance program. The FMCSA required the Company to provide $19.3 million in additional deposits during 2004 to support the self-insurance program. During 2003, cash provided by changes in operating assets and liabilities was principally due to an increase in the Company’s claims liabilities, which are largely comprised of insurance reserves, partially offset by increases in intangible assets due to spending on software and decreases in accrued liabilities and rents due to payments on an operating lease. To support the increases in insurance reserves, the Company’s primary insurance carrier required the Company to issue an additional $14.2 million in letters of credit during 2003. In 2002, cash provided by changes in operating assets and liabilities was principally due to the increase in the Company’s claims liabilities, and reductions in accounts receivable. To support the increases in insurance reserves, the Company’s primary insurance carrier required the Company to issue $35.0 million in letters of credit as collateral through December 31, 2002. The decrease in accounts receivable during 2002 was principally due to the timing of the year-end which resulted in the Company receiving all weekend receipts prior to the year-end and, therefore, reducing receivables from agents.

     Net cash used for investing activities was $18.2 million, $14.9 million and $56.1 million for 2004, 2003 and 2002, respectively, principally due to capital expenditures, consisting primarily of acquisitions of buses and real estate and facility improvements, totaling $23.6 million, $22.7 million and $65.0 million for 2004, 2003 and 2002, respectively. During 2004 capital expenditures were partially offset by the sale of assets and the sale of the operations of a subsidiary bus company. During 2003 capital expenditures were partially offset by proceeds from the sales of assets and investments.

     Net cash used by financing activities was $4.1 million, $11.1 million and $57.0 million for 2004, 2003 and 2002, respectively. The decrease in cash used by financing activities in 2004 is principally due to lower payments on debt and capital lease obligations and a pay down on the revolving credit facility that occurred in 2003.

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

     Borrowings under the amended Revolving Credit Facility are available at a rate, determined by reference to a leverage ratio calculated quarterly, equal to Wells Fargo Bank’s prime rate plus 0.375% to 2.25% or LIBOR plus 2.375% to 4.25%. Letter of credit fees are 3.5% per annum. A 1% prepayment premium is payable should the Company terminate the facility before October 25, 2005, if terminated between October 25, 2005 and October 23, 2006 the premium is 0.5%, and if after October 23, 2006 there is no premium. Letters of credit or borrowings are available under the Revolving Credit Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, (which at December 31, 2004, aggregated to $104.6 million) subject to a maximum of $125 million, inclusive of a $70 million letter of credit sub-facility. As of December 31, 2004, the Company had no outstanding borrowings under its Revolving Credit Facility, issued letters of credit of $61.5 million and availability of $43.1 million.

     Additionally, the Company is required to maintain a minimum cash flow to interest expense ratio, maximum indebtedness to cash flow ratio and minimum cash flow (the “Financial Covenants”). The Financial Covenants were established at 15% to 20% less than the levels projected in financial forecasts delivered to the agent bank by the Company in May 2004. As of December 31, 2004, the Company was in compliance with all of the Financial Covenants. Based upon historical and recent results and the current financial forecast, management believes that the Company will remain in compliance with the Financial Covenants through 2005. However, continued increases in fuel prices, continued softness in discretionary travel, unforeseen events or changes in assumptions may result in material differences between the Company’s future financial results or forecasts and the current financial forecast, and those differences could result in a change in managements’ assessment regarding compliance with the Financial Covenants.

     As described in Part I, Item 3 Legal proceedings, the Company has settled the matter brought in a Georgia state court seeking to enforce a default garnishment judgment (the “Default Judgment”). Prior to the settlement, the lenders under the Revolving Credit Facility could have, but indicated they would not, declare a default due to the Default Judgment. Following the settlement, the lenders have confirmed to the Company that no event of default exists under the Revolving Credit Facility as a result of the Default Judgment.

Bus Operating Leases

     The Company generally uses lease financing with purchase options (residual values) as the principal source of bus financing in order to achieve the lowest net cost of bus financing. These leases typically have terms of seven years and contain set residual values and residual value guarantees; although some leases are for terms as long as twelve years and contain no residual values or residual value guarantees. Because the Company generally retires buses after twelve to fourteen years of operation, buses with residual value guarantees are purchased at lease expiration at the residual value.

     Most of the leases are operating leases for accounting purposes and, as such, only the monthly lease payment is recorded in the Consolidated Statements of Operations and the liability and value of the underlying buses are not recorded on the Consolidated Statements of Financial Position. Additionally, buses acquired and financed with operating leases are not included as capital expenditures on the statement of cash flows (except for certain sale-leaseback transactions). At December 31, 2004, the net present value of future operating lease payments, plus the residual value or estimated fair market value for those leases that do not contain residual values, discounted at the rate implicit in the lease was $223.9 million.

     Of those operating leases that contain residual value guarantees, the aggregate residual value at lease expiration is $131.1 million, of which the Company has guaranteed $83.0 million. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. At December 31, 2004, management estimates that the residual value guarantees on certain leases will exceed the projected fair market value of the underlying buses at lease expiration by $4.0 million and has established appropriate reserves for this estimated liability. See Note 15 to the Consolidated Financial Statements.

     At December 31, 2004, the scheduled future lease payments, residual value at lease expiration and estimated fair market value at lease expiration for those leases which do not contain residual values under the Company’s bus operating leases are as follows (in thousands):

			Fair
	Lease	Residual	Market
	Payments	Value	Value
2005	$44,870	$14,163	$12,966
2006	25,932	28,599	4,706
2007	16,477	36,670	—
2008	10,324	26,954	1,965
2009	3,276	15,306	—
Thereafter	1,694	9,372	—

Total	$102,573	$131,064	$19,637

Off-balance Sheet Arrangements

     In addition to the bus operating leases described above, the Company has entered into operating leases for certain bus terminal space, headquarters space and for computers and other equipment. In 2004, the Company made $78.5 million in payments on its operating leases including its bus operating leases.

     The Company guarantees residual values on certain of its bus operating leases. Of those operating leases that contain residual value guarantees, the aggregate residual value at lease expiration is $131.1 million, of which the Company has guaranteed $83.0 million. See further discussion above in “Bus Operating Leases.”

     Under its Revolving Credit Facility, the Company has a letter of credit sub facility whereby the Company can issue up to a maximum of $70 million in letters of credit. At December 31, 2004, the Company had $61.5 million in letters of credit outstanding. See further discussion above in “Liquidity and Capital Resources.”

Contractual Obligations

     The Company has entered into certain contractual obligations that will require various payments over future periods as follows (in thousands):

	Scheduled Payments in Calendar Years
	2005	2006-2007	2008-2009	Thereafter	Total
Long-term debt (1)	$2,609	$197,384	$1,705	$1,516	$203,214
Interest on long-term debt (2)	19,038	25,194	358	99	44,689
Capital lease obligations (3)	1,769	4,056	190	297	6,312
Operating lease obligations (3)	65,209	76,880	35,953	30,840	208,882
Other long-term obligations (4)	1,100	2,200	2,200	1,650	7,150
Pension obligation (5)	1,100	—	—	—	1,100

Total	$90,825	$305,714	$40,406	$34,402	$471,347

(1)	See Note 12 to Consolidated Financial Statements for additional information. Amount is principal only and excludes capital lease obligations.

(2)	For variable rate debt the Company used the interest rate in effect at December 31, 2004 for all periods presented.

(3)	See Note 15 to Consolidated Financial Statements for additional information.

(4)	Amount represents an arrearage agreement between the Port Authority of New York and the Company.

(5)	See Note 11 to Consolidated Financial Statements for additional information.

Capital Expenditures

     The following table summarizes the number of new and used buses acquired (including those buses acquired and financed using operating leases, capital leases or vendor provided loans) and used buses disposed of for cash by the Company during each of the last three years:

	Year Ended December 31,
	2004	2003	2002
Total new and used buses acquired	38	17	177

Used buses disposed of for cash	96	123	90

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

	Year Ended December 31,
	2004	2003	2002
New and used buses acquired	$9,055	$4,852	$58,082
Disposals and government subsidies	(1,008)	(5,040)	(7,203)
Real estate, technology and other, net of disposals	10,882	14,155	18,548

Aggregate value of net assets acquired	18,929	13,967	69,427
Proceeds from operating lease financing	(7,200)	(4,268)	(12,760)
Proceeds from capital lease or vendor provided financing	—	—	(486)
Buses purchased at operating lease expiration	9,233	8,070	—

Capital expenditures, net of proceeds on disposals	$20,962	$17,769	$56,181

Potential Pension Plan Funding Requirements

     The Company maintains nine defined benefit pension plans (the “Pension Plans”) that as of December 31, 2004 had a combined projected benefit obligation (“PBO”), discounted at 5.75%, of $765.1 million. Over the last three years the PBO has remained essentially flat as interest accretion on the obligation and the effect of a decrease in the discount rate of 1.3% have offset reductions due to benefit payments. Plan assets have increased $89.1 million over the last three years as net investment gains on plan assets and plan contributions, including $100 million related to the PBGC Agreement, have exceeded benefit payments. The PBO exceeds plan assets resulting in the plans being underfunded by $152.0 million at December 31, 2004 as compared to being underfunded by $184.0 million at December 31, 2003.

     Laidlaw, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the “Laidlaw Group”), is party to an agreement with the Pension Benefit Guaranty Corporation regarding the funding levels of the Company’s pension plans (the “PBGC Agreement”). On June 30, 2004, the Laidlaw Group contributed $50 million in cash to the pension plans in accordance with the terms of the PBGC Agreement. Additionally, under the PBGC Agreement 3.8 million shares of common stock of Laidlaw were issued to a trust formed for the benefit of the pension plans (the “Pension Plan Trust”). On February 17, 2005, Laidlaw purchased all shares from the Pension Plan Trust at the closing market price for a total of $84.5 million. The proceeds from the sale were contributed to the pension plans in accordance with the terms of the PBGC Agreement.

     Both the June 30, 2004 and February 17, 2005 contributions have been designated by Laidlaw as capital contributions to the Company and, accordingly, the Company recorded an increase in additional paid-in-capital and a corresponding reduction in pension obligations for the amounts of the contributions effective the dates the contributions were made.

     The most significant of the pension plans, the ATU Plan, represents approximately 90% of the total obligations of the pension plans. Based upon current regulations, plan asset values at December 31, 2004, the additional contribution made on February 17, 2005 and assuming annual investment returns exceed 3%, the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may not result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significant additional minimum funding contributions in the future.

Self Insurance

     The Federal Motor Carrier Safety Administration (“FMCSA”) has authorized the Company to self-insure its automobile liability exposure for interstate passenger service up to $3.0 million per occurrence. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the FMCSA, a tangible net worth of $10.0 million and a trust fund, initially set at $15 million, to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company’s tangible net worth has fallen below the minimum required by the FMCSA to maintain self-insurance authority. The FMCSA granted waivers of the tangible net worth requirement through December 31, 2005, and, as a condition of the waivers, the Company has been required to increase the self-insurance trust fund to the greater of $17.7 million or 110% of the estimated unpaid liability for self-insured claims.

     Insurance coverage and related administrative expenses are key components of the Company’s cost structure. Additionally, the Company is required by the FMCSA, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At December 31, 2004, the Company maintained $50.4 million of collateral deposits (including $37.3 million in the FMCSA trust fund) and had issued $53.7 million of letters of credit in support of these programs. See Note 8 to the Consolidated Financial Statements. The loss or further modification of self-insurance authority from the FMCSA or a decision by the Company’s insurers to modify the Company’s program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

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

Commodity Prices. The Company currently has exposure to commodity risk from its fuel inventory and historically with advance purchase commitments for fuel. The Company has fuel inventory at December 31, 2004, at a carrying value of $1.4 million. The Company’s fuel inventory is used in operations before a change in the market price of fuel could have a material effect on the Company’s results of operations. Additionally, the Company has historically entered into advance purchase commitments for fuel whereby the Company would take delivery of a set amount of gallons at a fixed price. Currently the Company has no such arrangements outstanding. For the year ended December 31, 2004, the Company recorded $57.7 million in fuel expense (exclusive of fuel taxes). While a 10% increase or decrease in the cost of fuel would have a material effect on the Company’s operating expenses, generally periods of rising fuel costs have allowed the Company to increase average ticket prices and periods of declining fuel costs have required the Company to lower ticket costs, thus providing some hedge against fuel price fluctuations. However, due to the competitive nature of the transportation industry, there can be no assurance that the Company will be able to pass on increased fuel prices to its customers by increasing its fares or that the timing of price increases will coincide with the timing of the fuel cost increase. Likewise, increased price competition and lower demand because of a decline in out-of-pocket costs for automobile use may offset any potential benefit of lower fuel prices.

Investment Prices. The Company currently has exposure in the market price of investments in its available for sale securities. At December 31, 2004, the Company has approximately $5.5 million of investments classified as available for sale and a 10% decrease in the market price would not have a material effect on the Company’s financial position. As required by generally accepted accounting principles, the Company has reported these investments at fair value, with any unrecognized gains or losses excluded from earnings and reported in a separate component of stockholder’s equity.

Interest Rate Sensitivity. The Company currently has exposure to interest rates from its long-term debt as it relates to the Company’s Revolving Credit Facility and the Laidlaw subordinated debt. The Revolving Credit Facility utilizes a variable rate based on prime and LIBOR. As of December 31, 2004, the Revolving Credit Facility utilized prime plus 1.5% and LIBOR plus 3.5% with no outstanding borrowings. Borrowings under the Revolving Credit Facility currently mature on October 24, 2006.

The Laidlaw subordinated debt matures 91 days after the maturity of the Revolving Credit Facility. Interest on the debt accrues at the Applicable Federal Rate (2.5% at December 31, 2004) and is payable at maturity. The outstanding balance as of December 31, 2004 was $37.2 million.

A 10% increase or decrease in variable interest rates would not have a material effect on the Company’s results of operations or cash flows.

The table below presents scheduled payments of principal and related weighted average interest rates by contractual maturity dates for fixed rate debt as of December 31, 2004:

Long Term Debt:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed Rate Debt (in thousands)	$2,250	$3,945	$155,987	$771	$668	$813	$164,434	$167,076
Average Interest Rate	9.3%	9.7%	11.4%	12.2%	10.9%	14.2%	11.4%	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of Greyhound Lines, Inc:

     In our opinion, the accompanying consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Greyhound Lines, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes 2 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 29, 2005

GREYHOUND LINES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	December 31,
	2004	2003
Current Assets
Cash and cash equivalents	$35,940	$18,805
Accounts receivable, net	41,898	39,170
Inventories, net	8,529	9,428
Prepaid expenses	7,781	10,687
Other current assets	3,406	2,591

Total Current Assets	97,554	80,681

Property, plant and equipment, net	339,406	376,021
Investments in unconsolidated affiliates	13,848	15,624
Insurance and security deposits	62,197	38,914
Goodwill	2,939	3,040
Intangible assets, net	18,905	29,439

Total Assets	$534,849	$543,719

Current Liabilities
Accounts payable	$24,688	$25,379
Accrued liabilities	54,345	59,947
Rents payable	8,179	12,852
Unredeemed tickets	11,198	12,396
Current portion of claims liability	38,057	26,579
Current portion of debt	2,609	3,344

Total Current Liabilities	139,076	140,497

Pension obligation	148,784	180,959
Claims liability	70,057	63,217
Long-term debt	200,605	202,349
Minority interests	3,880	3,625
Other liabilities	21,328	24,814

Total Liabilities	583,730	615,461

Commitments and Contingencies (Notes 11, 12, 15, 16 and 17)

Stockholder’s Deficit
Common stock (1,000 shares authorized; par value $.01; 587 shares issued)	—	—
Capital in excess of par value	420,391	370,391
Retained deficit	(242,724)	(219,485)
Accumulated other comprehensive loss, net of tax benefit of $28,880	(226,548)	(222,648)

Total Stockholder’s Deficit	(48,881)	(71,742)

Total Liabilities and Stockholder’s Deficit	$534,849	$543,719

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Operating Revenues
Passenger services	$811,480	$830,648	$849,771
Package express	38,973	39,506	39,966
Food services	37,302	39,679	42,164
Other operating revenues	68,979	65,674	60,013

Total Operating Revenues	956,734	975,507	991,914

Operating Expenses
Maintenance	100,958	106,084	100,845
Transportation	234,305	244,820	245,273
Agents’ commissions and station costs	169,178	177,723	183,151
Marketing, advertising and traffic	25,961	26,594	27,819
Insurance and safety	74,926	72,577	76,994
General and administrative	128,472	125,045	126,319
Depreciation and amortization	59,945	54,778	50,635
Operating taxes and licenses	55,606	59,594	61,718
Operating rents	76,343	80,262	80,262
Cost of goods sold – food services	24,101	25,664	27,937
Other operating expenses	6,712	5,836	6,580

Total Operating Expenses	956,507	978,977	987,533

Operating Income (Loss)	227	(3,470)	4,381
Non-operating Income	(2,116)	—	—
Interest Expense	24,740	24,784	25,409

Loss Before Income Taxes, Minority interest and Cumulative Effect of Accounting Change	(22,397)	(28,254)	(21,028)
Income Tax Provision	587	271	52,621
Minority Interests	255	361	(2,100)

Loss Before Cumulative Effect of Accounting Change	(23,239)	(28,886)	(71,549)
Cumulative Effect of a Change in Accounting for Goodwill (Note 9)	—	—	40,047

Net Loss	$(23,239)	$(28,886)	$(111,596)

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(in thousands, except share information)

					Accumulated
			Capital in		Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Comprehensive
	Shares	Amount	Par Value	Deficit	Loss	Loss
Balance, January 1, 2002	587	$—	$320,391	$(79,003)	$(53,469)

Comprehensive Loss:
Market value adjustment for securities held	—	—	—	—	1,995	$1,995
Adjustment for minimum pension obligation	—	—	—	—	(191,830)	(191,830)
Net Loss	—	—	—	(111,596)	—	(111,596)

Total Comprehensive Loss						$(301,431)

Balance, December 31, 2002	587	—	320,391	(190,599)	(243,304)

Capital contribution by Laidlaw	—	—	50,000	—	—
Comprehensive Loss:
Market value adjustment for securities held	—	—	—	—	(1,520)	$(1,520)
Adjustment for minimum pension obligation	—	—	—	—	22,176	22,176
Net Loss	—	—	—	(28,886)	—	(28,886)

Total Comprehensive Loss						$(8,230)

Balance, December 31, 2003	587	—	370,391	(219,485)	(222,648)

Capital contribution by Laidlaw	—	—	50,000	—	—
Comprehensive Loss:
Market value adjustment for securities held	—	—	—	—	(116)	$(116)
Adjustment for minimum pension obligation	—	—	—	—	(3,784)	(3,784)
Net Loss	—	—	—	(23,239)	—	(23,239)

Total Comprehensive Loss						$(27,139)

Balance, December 31, 2004	587	$—	$420,391	$(242,724)	$(226,548)

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities
Net Loss	$(23,239)	$(28,886)	$(111,596)
Cumulative effect of accounting change	—	—	40,047
Non-cash expenses and gains included in net loss
Depreciation and amortization	59,945	54,778	50,635
Other non-cash expenses and gains, net	21,369	11,869	64,368
Net Change in Certain Operating Assets and Liabilities
Accounts receivable	(2,728)	8,085	10,777
Inventories	899	102	(1,283)
Prepaid expenses	2,906	(2,231)	(1,675)
Other current assets	79	380	(1,013)
Insurance and security deposits	(23,401)	(3,199)	(445)
Intangible assets	979	(8,165)	(5,340)
Accounts payable	(528)	2,059	1,393
Due to Laidlaw	(155)	(3,100)	4,025
Accrued liabilities and rents payable	(10,275)	(9,287)	8,646
Claims liability	18,318	21,818	40,908
Unredeemed tickets	(1,198)	(723)	1,118
Other liabilities	(3,481)	(4,690)	(2,461)

Net Cash Provided by Operating Activities	39,490	38,810	98,104

Cash Flows From Investing Activities
Capital expenditures	(23,555)	(22,709)	(64,994)
Proceeds from assets sold	2,593	4,940	8,813
Other investing activities	2,737	2,888	99

Net Cash Used for Investing Activities	(18,225)	(14,881)	(56,082)

Cash Flows From Financing Activities
Payments on debt and capital lease obligations	(3,667)	(3,973)	(7,534)
Net change in revolving credit facility	—	(7,782)	(50,218)
Proceeds from equipment and other borrowings	458	1,420	1,240
Other financing activities	(921)	(735)	(477)

Net Cash Used by Financing Activities	(4,130)	(11,070)	(56,989)

Net Increase (Decrease) in Cash and Cash Equivalents	17,135	12,859	(14,967)
Cash and Cash Equivalents, Beginning of Year	18,805	5,946	20,913

Cash and Cash Equivalents, End of Year	$35,940	$18,805	$5,946

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. BACKGROUND AND OPERATING ENVIRONMENT

     Greyhound Lines, Inc. and subsidiaries (“Greyhound” or the “Company”) is the only nationwide provider of scheduled intercity bus service in the United States. The Company provides various services including scheduled passenger service, package express service, travel services and food service at some terminals. The Company’s operations include a nationwide network of terminal and maintenance facilities, a fleet of approximately 2,700 buses and approximately 1,400 sales outlets. The Company’s wholly-owned operating subsidiaries include Texas, New Mexico & Oklahoma Coaches, Inc. (“TNM&O”), Vermont Transit Co., Inc. (“Vermont Transit”), Carolina Coach Company (“Carolina Coach”), Valley Transit Co., Inc., Crucero U.S.A., LLC, On Time Delivery Service, Inc., LSX Delivery, L.L.C., and Greyhound Shore Services, L.L.C. Additionally, the Company maintains investments in several other companies, principally ventures with Mexico-based bus carriers and U.S.-based carriers that primarily serve Spanish-speaking markets. The Company is subject to regulation by the Department of Transportation (the “DOT”) and certain states.

     In 1999, the Company became a wholly-owned subsidiary of Laidlaw Inc. The consolidated financial statements of the Company do not reflect any purchase accounting adjustments.

     On June 28, 2001, Laidlaw Inc. and certain of its affiliates filed voluntary petitions for reorganization under the U.S. Bankruptcy Code and the Canada Companies’ Creditors Arrangement Act. Neither Greyhound, nor any of its subsidiaries were included in, or made party to, these reorganization filings and proceedings.

     In June 2003, Laidlaw Inc. emerged from the court-supervised reorganization process and completed an internal corporate restructuring, in which Laidlaw International, Inc., a Delaware corporation, acquired all of the assets of Laidlaw Inc., a Canadian corporation. Laidlaw International, Inc. and its predecessor Laidlaw Inc. are referred to as “Laidlaw”. The consolidated financial statements of the Company do not reflect any fresh start accounting adjustments relating to the reorganization of Laidlaw.

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

Inventories

     Inventories are stated at the lower of cost or market, with costs determined using the weighted average method. This approximates fair value.

Property, Plant and Equipment

     Property, plant and equipment, are recorded at cost, including interest during construction, if any. Capitalized leases are recorded at the net present value of future minimum lease payments. Depreciation is recorded over the estimated useful lives or lease terms and range from three to twenty years for structures and improvements, four to fifteen years for revenue equipment, and five to ten years for all other items. The Company principally uses the straight-line method of depreciation for financial reporting purposes and accelerated methods for tax reporting purposes. Maintenance costs and repairs are expensed as incurred, and renewals and betterments are capitalized.

Investments in Debt Securities

     At December 31, 2004, the Company held debt securities that are classified as “available-for-sale” securities and reported at fair value. Any temporary gains and losses associated with changes in market value of the securities are excluded from operating results and are recognized as a separate component of stockholder’s equity until realized. Fair value of securities is determined based on market prices and gains and losses are determined using the securities’ cost.

Goodwill

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Accounting for Goodwill and Other Intangible Assets” and, as a result, the Company ceased to amortize goodwill. In lieu of amortization, SFAS 142 requires that goodwill be reviewed for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. To determine estimated fair value of the reporting units the Company utilizes both a discounted cash flow methodology as well as the implied values of comparable companies. The Company’s review of goodwill for the year ended December 31, 2004 resulted in no change to the remaining goodwill balance after the sale of business as discussed in Note 9.

Debt Issuance Costs

     Costs incurred related to the issuance of debt are deferred, and such costs are amortized to interest expense over the life of the related debt.

Software Development Costs

     Direct costs of materials and services consumed in developing or obtaining internal use software and certain payroll costs for employees directly associated with internal use software projects are capitalized. Amortization of these costs begins when the software is available for its intended use and is recognized on a straight-line basis over the estimated useful life which generally range from five to ten years. Costs for general and administrative, overhead, maintenance and training, as well as cost of software that does not add functionality to the existing system, are expensed when incurred.

Claims Liability

     The Company maintains comprehensive automobile liability, general liability, worker’s compensation and property insurance to insure its assets and operations. Prior to September, 2001, the Company purchased its insurance from Laidlaw with coverage subject to a $50,000 deductible for property damage claims and no deductible for all auto liability, workers’ compensation or general liability claims. Between September 1, 2001 and August 31, 2003, the Company began purchasing coverage from third-party insurers for claims up to $5.0 million subject to a $3.0 million per occurrence deductible or self insured retention for automobile liability and a $1.0 million per occurrence deductible or self insured retention for workers’ compensation and general liability. Effective September 1, 2003, the coverage for all claims is subject to a $3.0 million per occurrence deductible or self insured retention. The Company purchases excess coverage for automobile liability, general liability and workers’ compensation insurance through Laidlaw for claims which exceed $5.0 million. The Company also continues to purchase from Laidlaw coverage for physical damage to Company property and business interruption subject to a $100,000 per occurrence deductible.

     Claims resolved against the Company, which do not exceed the deductible, are paid out of operating cash flows. The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported. The reserves are developed using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. Claims are discounted at a rate commensurate with the interest rate on the monetary assets that are essentially risk free and have a maturity comparable to the underlying liabilities. The accretion of imputed interest is also included as part of insurance and safety expenses in the Consolidated Statements of Operations.

     Claims liabilities also includes an estimate of environmental liabilities. The environmental liability includes all sites identified for potential clean-up and/or remediation and represents the present value of estimated cash flows discounted at a rate commensurate with the interest rate on monetary assets that are essentially risk free and have a maturity comparable to the underlying liabilities.

Revenue Recognition

     Passenger services revenue is recognized when transportation is provided rather than when a ticket is sold. The amount of passenger ticket sales not yet recognized as revenue is reflected as unredeemed tickets on the Consolidated Statements of Financial Position. Evaluations of this estimated liability are performed periodically and any adjustments are included in results of operations during the periods in which the evaluations are completed. These adjustments relate primarily to differences between the Company’s statistical estimation of refunds, travel dates, interline transactions, and sales from manual locations, for which the final settlement or travel occurs in periods subsequent to the sale of the related tickets at amounts or for travel dates other than as originally estimated. Because the majority of the Company’s customers purchase their tickets within three days of departure, the liability for unredeemed tickets, and any related adjustments, have been materially consistent from year to year.

Use of Estimates

     The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the amount of outstanding and unredeemed tickets, useful life and salvage value of the bus fleet, long-lived assets impairments, and pension and other employee benefits, among others. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from these estimates.

     In addition to the use of estimates described above, the Company uses third party actuaries and assumptions of future events in estimating the claims liability reserves and future pension obligations. As a result of using assumptions, there is a possibility that the claims liability and pension liability could change materially.

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

Defined Benefit Pension Plans

     The costs of pension benefits are actuarially determined using the projected benefit method prorated on service and management’s best estimate of the expected plan investment performance, salary escalation, retirement ages of employees and the mortality tables. Plan assets are recorded at market value. Any net actuarial gain or loss in excess of 10% of the greater of the benefit obligation or the market-related value of plan assets is amortized over the average remaining service period of the participating employees for the active plans and the average remaining life expectancy of the retired participants for the frozen plans.

Guarantees

     The Company generally uses operating lease financing with residual value guarantees as the principal source of bus financing. For leases entered into prior to January 1 2003, the Company will record a liability for the residual value guarantee only when it is probable that the guarantee will exceed the estimated value of the buses at lease expiration. When it is probable that the guarantee will exceed the estimated value of the buses at lease expiration, the expected deficiency is accrued using a straight-line method over the remaining term of the lease. For leases entered into after December 31, 2002, the Company is required to estimate the fair value of the residual value guarantees at lease inception. The fair value of the guarantee is recorded as a liability, with the offsetting entry being recorded as prepaid rent (representing a payment in kind made by the lessee when entering into the operating lease). The prepaid rent is amortized to operating rent expense over the lease term. The liability for the guarantee will only be increased if, during the lease term, it becomes probable that the guarantee will exceed the estimated value of the buses at lease expiration by an amount that exceeds the recorded liability. If at lease expiration the Company is not required to perform under the residual value guarantee, the entire initial liability is then reversed as a reduction of operating rent expense.

Other Comprehensive Loss

     Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the Consolidated Statements of Operations and are recorded directly into a separate section of stockholder’s equity on the Consolidated Statements of Financial Position. The Company’s accumulated other comprehensive loss shown on the Consolidated Statements of Financial Position and Consolidated Statements of Stockholder’s Equity (Deficit) consists of minimum pension liability adjustments and market value adjustments for securities held.

New Accounting Pronouncements

     There are no recent accounting pronouncements that would have a material effect on the Company’s results or financial position if they were presently applicable.

3. STATEMENTS OF CASH FLOWS SUPPLEMENTARY DISCLOSURES

     Cash paid for interest was $24.0 million, $24.1 million and $24.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. There were no cash payments for federal income taxes for the years ended December 31, 2004, 2003 and 2002.

     In 2004 and 2003, non-cash investing and financing activities included $50 million each year of direct contributions from Laidlaw to the Company’s pension plans in accordance with the Pension Benefit Guaranty Corporation (“PBGC”) agreement. See Note 11 for further information. In 2002, non-cash investing and financing activities included $0.5 million of equipment acquired with seller provided financing.

4. ACCOUNTS RECEIVABLE

     Accounts receivable is net of an allowance for doubtful accounts of $1.2 million as of December 31, 2004 and $1.4 million as of December 31, 2003.

5. INVENTORIES

     Inventories consisted of the following (in thousands):

	December 31,
	2004	2003
Service parts	$5,902	$6,834
Fuel	1,385	1,072
Food service operations	1,586	1,831

Total Inventories	8,873	9,737
Less: Allowance for shrinkage	(344)	(309)

Inventories, net	$8,529	$9,428

6. PREPAID EXPENSES

     Prepaid expenses consisted of the following (in thousands):

	December 31,
	2004	2003
Taxes and licenses	$1,206	$2,883
Insurance	4,108	4,358
Rents	1,115	2,167
Other	1,352	1,279

Prepaid expenses	$7,781	$10,687

7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Land and improvements	$86,954	$87,996
Structures and improvements
Owned	152,602	149,659
Capitalized leased assets	1,010	1,010
Lease interests	4,376	4,376
Leasehold improvements	51,418	48,070
Revenue equipment
Owned	262,055	262,739
Capitalized leased assets	13,242	13,242
Leasehold improvements	6,838	7,707
Furniture and fixtures	53,170	56,933
Vehicles, machinery and equipment	16,876	18,021

Property, plant and equipment	648,541	649,753
Accumulated depreciation	(309,135)	(273,732)

Property, plant and equipment, net	$339,406	$376,021

     Accumulated depreciation of capitalized leased revenue equipment amounted to $6.6 million and $5.5 million at December 31, 2004, and 2003, respectively.

8. INSURANCE AND SECURITY DEPOSITS

     Insurance and security deposits consisted of the following (in thousands):

	December 31,
	2004	2003
Insurance deposits	$50,383	$26,740
Long-term insurance receivable	5,800	5,520
Security deposits	5,462	5,970
Other	552	684

Insurance and security deposits	$62,197	$38,914

     The Company is required by the Federal Motor Carrier Safety Administration (“FMCSA”), some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. In addition to the collateral deposits reflected in the table above, at December 31, 2004 and 2003, the Company has also issued $53.7 million and $49.2 million, respectively, of letters of credit in support of these programs. See Note 17 under “Insurance Coverage” for further discussion relating to insurance deposits and long-term insurance receivable.

9. GOODWILL AND INTANGIBLE ASSETS

     During 2002, the Company completed the initial impairment assessment as required by SFAS 142 and determined that the carrying value of its Bus Operations reporting unit exceeded that unit’s fair value. As a result, effective January 1, 2002, the Company recorded a non-cash charge of $40.0 million as a cumulative effect of a change in accounting for goodwill. The Company’s remaining goodwill ($2.9 million at December 31, 2004) relates to the Courier Services reporting unit where fair value exceeds carrying value. During 2004, the Company sold its ownership interest in a courier company in Houston, Texas for cash of $0.1 million resulting in an insignificant gain and a reduction in goodwill of approximately $0.1 million.

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

     The following table provides information relating to the Company’s amortized and unamortized intangible assets as of December 31, 2004 and December 31, 2003 (in thousands):

	December 31, 2004		December 31, 2003
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Long-lived intangible assets:
Software	$48,181	$34,822	$55,910	$33,010
Debt issuance costs	7,139	5,114	7,456	4,723
Deferred lease costs	1,170	976	2,196	1,736
Other	261	247	267	234

Total	$56,751	$41,159	$65,829	$39,703

Indefinite-lived intangible assets:
Trademark	$3,313		$3,313

     Amortization expense for intangible assets for the years ended December 31, 2004, 2003 and 2002 was $6.5 million, $7.3 million and $6.8 million, respectively. Estimated amortization expense, excluding the effect of costs that may be capitalized in future periods, for the year ended December 31, 2005 and the four succeeding years are as follows: $4.8 million (2005); $3.8 million (2006); $2.4 million (2007); $1.9 million (2008) and $1.1 million (2009).

10. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

	December 31,
	2004	2003
Compensation, benefits and payroll-related taxes	$26,166	$27,634
Unvouchered invoices	9,248	9,827
Interest	4,011	4,045
Operating, property and income taxes	4,477	5,053
Other expenses	10,443	13,388

Accrued liabilities	$54,345	$59,947

11. BENEFIT PLANS

Pension Plans

     The Company has nine defined benefit pension plans. The first plan (the “ATU Plan”) covers approximately 13,000 current and former employees, fewer than 600 of which are active employees of the Company. The ATU Plan was closed to new participants on October 31, 1983 and service and wage accruals were frozen for active employees effective March 15, 2002. The second plan covered salaried employees through May 7, 1990, when the plan was curtailed. The third plan is a multi-employer pension plan, instituted in 1992, to cover certain union mechanics represented by the International Association of Machinists and Aerospace Workers. The fourth plan covered substantially all employees at Vermont Transit through June 30, 2000, when the plan was curtailed. The remaining plans are held by TNM&O and Carolina Coach and cover substantially all of their salaried and hourly personnel. Except for funding required by the agreement with the PBGC it is the Company’s policy to fund the minimum required contribution under existing laws.

     The Company uses a December 31 measurement date for its pension plans.

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Components of Net Periodic Pension Cost:

Service Cost	$1,540	$1,422	$1,680
Interest Cost	44,144	45,921	50,097
Expected Return on Assets	(41,083)	(40,010)	(46,827)
Amortization of Actuarial Loss	12,437	5,670	1,120

Net Periodic Pension Expense	$17,038	$13,003	$6,070

	Years ended December 31,
	2004	2003
	(in thousands)
Change in Benefit Obligation:

Benefit Obligation at Beginning of Year	$767,478	$767,978
Service Cost	1,540	1,422
Interest Cost	44,144	45,921
Plan Participants’ Contributions	328	323
Actuarial Loss	26,755	31,447
Benefits Paid	(75,131)	(79,613)

Benefit Obligation at End of Year	$765,114	$767,478

Change in Plan Assets:

Fair Value of Plan Assets at Beginning of Year	$583,511	$523,956
Actual Return on Plan Assets	51,387	86,875
Employer Contributions	52,997	51,970
Plan Participants’ Contributions	328	323
Benefits Paid	(75,131)	(79,613)

Fair Value of Plan Assets at End of Year	$613,092	$583,511

Funded Status	$(152,022)	$(183,967)
Unrecognized Prior Service Cost	(6,801)	(7,332)
Unrecognized Net Loss	265,992	262,509

Prepaid Benefit Cost (Net Amount Recognized)	$107,169	$71,210

Amounts Recognized in the Statements of Financial Position:

Accrued Benefit Liability	$(148,784)	$(180,959)
Accumulated Other Comprehensive Loss	255,953	252,169

Prepaid Benefit Cost (Net Amount Recognized)	$107,169	$71,210

Increase (Decrease) in Minimum Pension Liability reflected in Other Comprehensive Loss	$3,784	$(22,176)

     As of December 31, 2004 and 2003, six and seven of the Company’s pension plans, respectively have accumulated benefit obligations in excess of plan assets. As of December 31, 2004 and 2003, seven and eight of the Company’s pension plans, respectively have projected benefit obligations in excess of plan assets. The accumulated benefit obligations in excess of plan assets, projected benefit obligations in excess of plan assets and total accumulated benefit obligation are as follows (in thousands):

	Year ended December 31,
	2004	2003
Accumulated Obligations in Excess of Plan Assets

Projected Benefit Obligations	$757,074	$760,529
Accumulated Benefit Obligation	755,840	759,618
Fair Value of Assets	605,872	577,370

Projected Benefit Obligations in Excess of Plan Assets

Projected Benefit Obligations	$764,949	$767,478
Accumulated Benefit Obligation	762,427	765,218
Fair Value of Assets	612,894	583,511

Total Accumulated Benefit Obligation	$762,592	$765,218

     The weighted-average assumptions used to determine the pension plans benefit obligations and net periodic costs are as follows:

	Benefit Obligation		Net Periodic Costs
	Years ended December 31,		Years ended December 31,
	2004	2003	2004	2003	2002
Discount Rate	5.75%	6.00%	6.00%	6.50%	7.25%
Rate of Salary Progression	4.00%	3.67%	3.67%	4.51%	4.10%
Expected Long-Term Rate of Return on Plan Assets	—	—	7.57%	7.10%	7.28%

     The expected return on plan assets is based on plan specific, historical long-term portfolio performance, asset allocations and investment strategies, and the views of the plans’ investment advisors along with economic and other indicators of future performance.

Plan Assets

     Plan assets generally consist of equity and fixed income securities of U.S. and foreign issuers. Furthermore, equity investments are diversified across large and small capitalizations. The plan assets at December 31, 2004 and 2003 contain no investments in debt securities of the Company and contain no investments in equity securities of Laidlaw.

     Asset management objectives are to maximize plan returns at an acceptable level of risk such that the plan will be able to pay retirement benefits to plan participants while minimizing cash contributions from the Company over the life of the plan. Investment risk is measured and monitored on an ongoing basis through periodic investment reviews. Additionally, the asset allocations are reviewed periodically using projected benefit payments and long-term historical returns by asset class to determine the optimal allocation for meeting the long-term strategy. The reviews are generally conducted by the plans’ investment advisors and are reviewed by the plans’ actuaries and other experts. The investment and asset allocation policies of the plans prohibit concentrations greater than 10% in any single equity security, prohibit the use of derivative instruments and do not allow investments in hedge funds.

     Target investment allocations, along with the actual weighted-average asset allocations of the collective pension plans are as follows:

		Percentage of Plan Assets
	Target Allocation	December 31,
	As of December 31, 2004	2004	2003
Equity securities	56%	64%	56%
Debt securities	44%	36%	44%

Total	100%	100%	100%

Plan Contributions and Potential Funding Requirements

     Laidlaw, collectively with all of its wholly-owned U.S. subsidiaries, including Greyhound (the “Laidlaw Group”), is party to an agreement with the Pension Benefit Guaranty Corporation regarding the funding levels of the Company’s pension plans (the “PBGC Agreement”). On June 30, 2004, the Laidlaw Group contributed $50 million in cash to the pension plans in accordance with the terms of the PBGC Agreement. Additionally, under the PBGC Agreement 3.8 million shares of common stock of Laidlaw were issued to a trust formed for the benefit of the pension plans (the “Pension Plan Trust”). On February 17, 2005, Laidlaw purchased all shares from the Pension Plan Trust at the closing market price for a total of $84.5 million. The proceeds from the sale were contributed to the pension plans in accordance with the terms of the PBGC Agreement.

     Both the June 30, 2004 and February 17, 2005 contributions have been designated by Laidlaw as capital contributions to the Company and, accordingly, the Company recorded an increase in additional paid in capital and a corresponding reduction in pension obligations for the amounts of the contributions effective the dates the contributions were made.

     In addition to the cash contributions to the pension plans pursuant to the PBGC Agreement described above, in 2005, the Company expects to contribute $1.1 million to all plans other than the ATU Plan, for which there is no funding requirement in 2005.

     The most significant of the pension plans, the ATU Plan, represents approximately 90% of the total obligations of the pension plans. Based upon current regulations, plan asset values at December 31, 2004, the additional contribution made on February 17, 2005 and assuming annual investment returns exceed 3% the Company does not anticipate any significant additional minimum funding requirements for the ATU Plan over the next several years. However, there is no assurance that the ATU Plan will be able to earn the assumed rate of return, that new regulations may not result in changes in the prescribed actuarial mortality table and discount rates, or that there will be market driven changes in the discount rates, which would result in the Company being required to make significant additional minimum funding contributions in the future.

Expected Future Benefit Payments

     Based on current estimates, the future benefit payments under the Company’s defined benefit pension plans over the next ten years are expected to be as follows (in thousands):

Year ending December 31,
2005	$73,865
2006	71,976
2007	70,057
2008	68,475
2009	66,926
Calendar years 2010 through 2014	306,622

$657,921

Multi-employer Plans

     Included in the pension plans is a multi-employer pension plan, instituted in 1992 to cover certain union mechanics, for which the Company made contributions of $0.8 million and $0.9 million for the years ended December 31, 2004 and 2003, respectively.

Cash or Deferred Retirement Plans

     The Company sponsors 401(k) cash or deferred retirement plans that are available to substantially all of its ongoing salaried, hourly and represented employees. Costs to the Company related to these plans were $2.7 million, $2.6 million, and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Plans

     A contributory trusteed health and welfare plan has been established for all active hourly employees represented by the ATU National Local 1700. Other employees who are represented by a collective bargaining agreement may be under a Greyhound contributory health and welfare plan or a multi-employer plan established by the respective union. A contributory health and welfare plan has been established for salaried employees and all other hourly employees who are not represented by collective bargaining agreements. For the years ended December 31, 2004, 2003 and 2002, the Company incurred costs of $27.7 million, $30.1 million, and $32.3 million, respectively, related to these plans. No post-retirement health and welfare plans exist.

     The Company also has a defined contribution Supplemental Executive Retirement Plan (the “SERP”), which covers only key executives of the Company. For the years ended December 31, 2004, 2003 and 2002, the Company incurred costs of $0.7 million, $0.6 million and $0.8 million, respectively, related to the SERP.

12. INDEBTEDNESS

     Short-term and long-term debt consisted of the following (in thousands):

	December 31,
	2004	2003
Secured Indebtedness
Revolving bank loan due 2006	$—	$—
Capital lease obligations (weighted average 10.6% at December 31, 2004 and 10.5% at December 31, 2003) due through 2033	5,215	6,366
Real estate and equipment notes (weighted average 9.0% at December 31, 2004 and 8.6% at December 31, 2003) due through 2010	4,410	6,316
Unsecured Indebtedness
11 1/2% Senior notes, due 2007	150,000	150,000
Laidlaw subordinated debt (2.5% at December 31, 2004 and 1.7% at December 31, 2003) due 2007	37,198	36,469
8 1/2% Convertible debentures, due 2007	5,164	5,164
Other long-term debt (weighted average 5.2% at December 31, 2004 and 7.1% at December 31, 2003) due through 2013	1,227	1,378

Total indebtedness	203,214	205,693
Less current portion of debt	(2,609)	(3,344)

Long-term debt, net	$200,605	$202,349

     At December 31, 2004, maturities of long-term debt for the next five years ending December 31 and all years thereafter, are as follows (in thousands):

2005	$2,609
2006	4,199
2007	193,185
2008	843
2009	862
Thereafter	1,516

$203,214

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

     Borrowings under the amended Revolving Credit Facility are available at a rate, determined by reference to a leverage ratio calculated quarterly, equal to Wells Fargo Bank’s prime rate plus 0.375% to 2.25% or LIBOR plus 2.375% to 4.25%. Letter of credit fees are 3.5% per annum. A 1% prepayment premium is payable should the Company terminate the facility before October 25, 2005, if terminated between October 25, 2005 and October 23, 2006 the premium is 0.5%, and if after October 23, 2006 there is no premium. Letters of credit or borrowings are available under the Revolving Credit Facility based upon the total of 80% of the appraised wholesale value of bus collateral, plus 65% of the quick sale value of certain real property collateral, minus $20 million, (which at December 31, 2004, aggregated to $104.6 million) subject to a maximum of $125 million, inclusive of a $70 million letter of credit sub-facility. As of December 31, 2004, the Company had no outstanding borrowings under its Revolving Credit Facility, issued letters of credit of $61.5 million and availability of $43.1 million.

     Additionally, the Company is required to maintain a minimum cash flow to interest expense ratio, maximum indebtedness to cash flow ratio and minimum cash flow (the “Financial Covenants”). The Financial Covenants were established at 15% to 20% less than the levels projected in financial forecasts delivered to the agent bank by the Company in May 2004. As of December 31, 2004, the Company was in compliance with all of the Financial Covenants. Based upon historical and recent results and the current financial forecast, management believes that the Company will remain in compliance with the financial covenants through 2005. However, continued increases in fuel prices, continued softness in discretionary travel, unforeseen events or changes in assumptions may result in material differences between the Company’s future financial results or forecasts and the current financial forecast, and those differences could result in a change in managements’ assessment regarding compliance with the Financial Covenants.

     As described below in Note 16, Legal Matters, the Company has settled the matter brought in a Georgia state court seeking to enforce a default garnishment judgment (the “Default Judgment”). Prior to the settlement, the lenders under the Revolving Credit Facility could have, but indicated they would not, declare a default due to the Default Judgment. Following the settlement, the lenders have confirmed to the Company that no event of default exists under the Revolving Credit Facility as a result of the Default Judgment.

11 1/2% Senior Notes

     The Company’s 11 1/2% Senior Notes due 2007 (the “11 1/2% Senior Notes”) bear interest at the rate of 11 1/2% per annum, payable each April 15 and October 15. The 11 1/2% Senior Notes are redeemable at the option of the Company in whole or in part, at a redemption price of 101.917% until April 15, 2005 at which time they are redeemable at their $150 million par value, plus accrued but unpaid interest. The 11 1/2% Senior Note indenture contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase equity interests or subordinated indebtedness, create certain liens, sell assets or enter into certain mergers or consolidations. As of December 31, 2004, the Company was in compliance with all such covenants.

Laidlaw International, Inc. Subordinated Debt

     The intercompany loan is subordinate to the Revolving Credit Facility and matures 91 days after the maturity of the Revolving Credit Facility. Interest on the loan accrues at the Applicable Federal Rate and is payable at maturity.

8 1/2% Convertible Debentures

     Interest on the 8 1/2% Convertible Subordinated Debentures due 2007 (“Convertible Debentures”) is payable semiannually (each March 31 and September 30). The Convertible Debentures may be converted into $525.27 in cash per $1,000 principal amount of Convertible Debentures.

13. INCOME TAXES

Tax Allocation Agreement

     The Company is a member of Laidlaw’s U.S. consolidated tax return group (“U.S. Group”) and subject to a tax allocation agreement. The Company is allocated its share of the tax liability of the U.S. Group or receives a benefit for any losses used by the U.S. Group based on its separate taxable income or loss.

Income Tax Provision

     The income tax provision (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current
Federal	$—	$(459)	$(8,990)
State	587	730	764

Total Current	587	271	(8,226)

Deferred
Federal	—	—	60,961
State	—	—	(114)

Total Deferred	—	—	60,847

Income tax provision (benefit)	$587	$271	$52,621

Effective Tax Rate

     The difference between the actual income tax provision (benefit) and the tax provision (benefit) computed by applying the statutory federal income tax rate to earnings before taxes and extraordinary items is attributable to the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Tax benefit at statutory tax rate	$(7,839)	$(9,889)	$(7,360)
State income taxes, net of federal benefit	381	475	423
Change in valuation allowance except for items included in other comprehensive loss	9,170	10,933	60,847
Other	(1,125)	(1,248)	(1,289)

Income tax provision	$587	$271	$52,621

Deferred Tax Assets

     Significant components of deferred income taxes were as follows (in thousands):

	December 31,
	2004	2003
Deferred Tax Assets
Federal and state NOL carryforwards	$94,018	$82,773
Claims liabilities	35,466	29,279
Other accrued expenses and liabilities	8,969	10,797
Pension liabilities	53,202	64,682
Other deferred tax assets	840	438

Total deferred tax assets	192,495	187,969

Deferred Tax Liabilities
Tax over book depreciation and amortization	5,313	11,502
Other deferred tax liabilities	371	148

Total deferred tax liabilities	5,684	11,650

Net deferred tax assets	186,811	176,319
Valuation allowance	(186,811)	(176,319)

Net deferred tax assets, net of valuation allowance	$—	$—

     The Company has significant net deferred tax assets resulting from operating losses and other deductible temporary differences that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates and the length of operating loss carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Therefore, current pretax losses and the reasonable likelihood of significant near-term reversals of deductible temporary differences carry more weight than forecasted future pretax profits. As a result of book losses incurred in 2002, 2003 and 2004, as well as the significant pension funding required by the PBGC agreement (which gives rise to tax deductions when made), the Company concluded that it was appropriate to establish and maintain a full valuation allowance for its net deferred tax assets. Additionally, the Company expects to continue to provide a full valuation allowance on future tax benefits until it can achieve an appropriate level of pretax profitability that demonstrates its ability to utilize existing operating loss carryforwards. The valuation allowance increased from $176.3 million at December 31, 2003, to $186.8 million at December 31, 2004. The change in the valuation reserve includes a $1.3 million increase resulting from an adjustment to other comprehensive loss related to the increase in minimum pension liability.

Availability and Amount of NOL’s

     As a result of the ownership changes in 1992 and 1999, Section 382 of the Internal Revenue Code places an annual limitation on the amount of federal net operating loss (“NOL”) carryforwards which the Company and the U.S. Group may utilize. Consequently, $30.4 million and $144.9 million of the Company’s NOL carryforwards are subject to annual limitations of $6.3 million and $22.2 million respectively. In addition, as a result of Laidlaw’s ownership change in June 2003, upon emergence from bankruptcy Greyhound’s NOL carryforwards could be subject to another annual limitation under Section 382. The total NOL carryforwards of $239.2 million expire in the years 2005-2025. Additionally, the Company has a $2.1 million capital loss carryforward which expires August 2007.

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments. For cash and cash equivalents, accounts receivable and revolving bank loans, the carrying amounts reported in the Consolidated Statements of Financial Position approximate fair value. The fair values of the short-term deposits and long-term insurance deposits and security deposits are based upon quoted market prices at December 31, 2004 and 2003, where available. For the portion of short-term deposits and long-term insurance deposits where no quoted market price is available, the carrying amounts are believed to approximate fair value. For the Laidlaw indebtedness, 8 1/2% Convertible Debentures and other long-term debt, the fair values are estimated using discounted cash flow analysis, based upon the Company’s incremental borrowing rates for similar types of borrowing arrangements. The fair values of the 11 1/2% Senior Notes were based upon quoted market prices at December 31, 2004 and 2003.

     The carrying amounts and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Other Current Assets
Other Deposits	$164	$164	$167	$167
Insurance and Security Deposits
Insurance Deposits	50,383	50,383	26,740	26,740
Security Deposits	5,462	5,462	5,970	5,970
Long-Term Debt
Laidlaw subordinated debt	(37,198)	(33,198)	(36,469)	(34,739)
11 1/2% Senior Notes	(150,000)	(152,250)	(150,000)	(144,000)
8 1/2% Convertible Debentures	(5,164)	(5,241)	(5,164)	(4,957)
Other Long-term Debt	(10,852)	(10,836)	(14,060)	(14,447)

15. LEASE COMMITMENTS

     The Company leases certain vehicles, bus terminals, office space and other equipment from various parties pursuant to capital and operating lease agreements expiring at various dates through 2033. The Company generally uses lease financing as the principal source of bus financing in order to achieve the lowest net cost of bus financing. Most of the leases qualify as operating leases for accounting purposes and, as such, only the monthly lease payment is recorded in the Consolidated Statements of Operations and the liability and value of the underlying buses are not recorded on the Consolidated Statements of Financial Position. The leases on most of the operating vehicles contain certain purchase provisions or residual value guarantees and typically have lease terms of seven years. Of those leases that contain residual value guarantees, the aggregate residual value at lease expiration is $131.1 million of which the Company has guaranteed $83.0 million. The Company has the right to exercise a purchase option with respect to the leased equipment or the equipment can be sold to a third party. At December 31, 2004, management estimates that the residual value on certain leases will exceed the projected fair market value of the underlying buses by $4.0 million and has established appropriate reserves for this estimated liability.

     In January 2003 and June 2004, the Company entered into seven-year operating leases covering 10 and 20 buses, respectively. The leases have an aggregate residual value at lease expiration of $1.4 million and $2.9 million, respectively, of which the Company has guaranteed $0.8 million and $1.7 million, respectively. As required under Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, the Company recorded a liability in an insignificant amount in both the January 2003 and June 2004 leases for the estimated fair value of the residual value guarantee imbedded in these leases.

     For the years ended December 31, 2004, 2003 and 2002, rental expenses for all operating leases (net of sublease rental income of approximately $2.6 million, $2.9 million and $3.3 million, respectively) amounted to $69.7 million, $73.9 million and $76.0 million, respectively. Rental expenses for bus operating leases, excluding casual rents and other short term leases during peak periods, amounted to $49.2 million, $52.9 million and $54.0 million in 2004, 2003 and 2002, respectively.

     At December 31, 2004, scheduled future minimum payments (excluding any payment related to the residual value guarantee which may be due upon termination of the lease) for the next five years ending December 31, under capital leases and non-cancelable operating leases are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2005	$1,769	$65,209
2006	3,724	44,515
2007	332	32,365
2008	184	23,180
2009	6	12,773
Thereafter	297	30,840

Total minimum lease payments	6,312	$208,882

Amounts representing interest	1,097

Present value of minimum lease payments	$5,215

16. LEGAL MATTERS

     On September 20, 2004, Greyhound responded to proceedings brought in Georgia state court seeking to enforce a default garnishment judgment on funds in a Greyhound bank account. This action stemmed from an October 1995 default judgment in the amount of approximately $7 million (the “1995 Judgment”) against Gary Jones, a former consultant to Greyhound. More than four years later, in October 2000, the plaintiff who obtained the 1995 Judgment (the “Plaintiff”) began garnishment proceedings against Greyhound in Georgia state court seeking to recover amounts owed to Gary Jones, who then allegedly owed the Plaintiff the amount of approximately $11 million based on the 1995 Judgment plus post-judgment interest. On May 2, 2001, a default judgement for $11 million was entered by the Georgia state court against Greyhound. On March 10, 2005, Greyhound settled this matter for an immaterial amount and has reflected the cost of the settlement as a component of non-operating income in its Consolidated Statements of Operations for the year ended December 31, 2004.

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

     For information relating to certain environmental matters relating to the Company, see note 17 below under “Environmental Matters.”

17. COMMITMENTS AND CONTINGENCIES

Insurance Coverage

     The FMCSA has authorized the Company to self-insure its automobile liability exposure for interstate passenger service up to $3.0 million per occurrence. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the FMCSA, a tangible net worth of $10.0 million and a trust fund, initially set at $15 million, to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company’s tangible net worth has fallen below the minimum required by the FMCSA to maintain self-insurance authority. The FMCSA granted waivers of the tangible net worth requirement through December 31, 2005, and, as a condition of the waivers, the Company has been required to increase the self-insurance trust fund to the greater of $17.7 million or 110% of the estimated unpaid liability for self-insured claims.

     Insurance coverage and related administrative expenses are key components of the Company’s cost structure. Additionally, the Company is required by the FMCSA, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At December 31, 2004, the Company maintained $50.4 million of collateral deposits (including $37.3 million in the FMCSA trust fund) and had issued $53.7 million of letters of credit in support of these programs. The loss or further modification of self-insurance authority from the FMCSA or a decision by the Company’s insurers to modify the Company’s program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

Environmental Matters

     The Company may be liable for certain environmental liabilities and clean-up costs at the various facilities presently or formerly owned or leased by the Company. Based upon surveys conducted solely by Company personnel or its experts, 28 active and 21 inactive locations have been identified as sites requiring potential clean up and/or remediation as of December 31, 2004. Additionally, the Company is potentially liable with respect to five active and seven inactive locations which the Environmental Protection Agency (“EPA”) has designated as Superfund sites. The Company, as well as other parties designated by the EPA as potentially responsible parties, face exposure for costs related to the clean-up of those sites. Based on the EPA’s enforcement activities to date, the Company believes its liability at these sites will not be material because its involvement was as a de minimis generator of wastes disposed of at the sites. In light of its minimal involvement, the Company has been negotiating to be released from liability in return for the payment of nominal settlement amounts.

     The Company has recorded a total environmental liability of $4.6 million at December 31, 2004 of which approximately $0.7 million is indemnifiable by the predecessor owner of the Company’s domestic bus operations, now known as Viad Corp. The environmental liability relates to sites identified for potential clean up and/or remediation and represents the present value of estimated cash flows discounted at a rate commensurate with the interest rate on monetary assets that are essentially risk free and have a maturity comparable to the underlying liabilities. As of the date of this report, the Company is not aware of any additional sites to be identified, and management believes that adequate accruals have been made related to all known environmental matters.

New York Port Authority

     The Company operates out of its largest sales location, the Port Authority Bus Terminal of New York (the “Port Authority”) on a month-to-month basis pursuant to several lease agreements and a license agreement. Although the Company has reached agreement with the Port Authority on the terms of new long-term lease and license agreements and expects to operate out of its existing space in the Port Authority for the foreseeable future, because the Port Authority has not yet executed new long-term agreements, the Port Authority could terminate its agreements with the Company upon 30-day notice at any time. If the Port Authority were to require the Company to relocate, such relocation could result in an increase in the costs to operate out of the Port Authority and potentially impact ticket and food service revenues.

Other

     Non-operating income includes a January, 2005, distribution of $3.4 million from the U.S. Bankruptcy Court in Brownsville, Texas representing residual claims payments that went unclaimed by or were undeliverable to creditors and, therefore, reverted to Greyhound as provided for in the Company’s 1990 plan of reorganization.

18. RELATED PARTY TRANSACTIONS

     The Company purchases excess coverage for automobile liability, general liability and workers’ compensation insurance through Laidlaw for claims which exceed $5.0 million and for physical damage to Company property and business interruption subject to a $100,000 deductible. For the years ended December 31, 2004, 2003 and 2002, the Company has recorded $10.4 million, $9.7 million and $5.9 million in insurance expense under these programs, respectively.

     During the year ended December 31, 2002, the Company received a refund of $3.3 million from Laidlaw for the Company’s share of federal income taxes, based upon the Company’s separate taxable loss, utilized by Laidlaw on its U.S. consolidated tax return.

     During 2000, the Company issued $33.3 million of subordinated debt to Laidlaw in satisfaction of accounts payable due from the Company to Laidlaw. Additionally, during the years ended December 31, 2004 and 2003 the Company accrued interest on this note of $0.7 million and $0.6 million, respectively. At December 31, 2004 and 2003, the outstanding balance on this note, including accrued interest was $37.2 million and $36.5 million, respectively.

     Laidlaw provides certain management services to the Company including risk management, income tax and treasury services. During the years ended December 31, 2004, 2003 and 2002, Laidlaw charged the Company $1.8 million, $1.6 million and $1.6 million for these services, respectively.

     Laidlaw has provided credit support in the form of corporate guarantees and letters of credit for certain of the Company’s operating leases. As of December 31, 2004, Laidlaw has guaranteed $77.8 million of future minimum lease payments on buses under lease by the Company, and has provided $13.1 million in letters of credit.

     The Company’s SERP has been funded, through a rabbi trust, with a $3.0 million letter of credit issued by Laidlaw.

     Management of the Company is responsible for managing Greyhound Canada Transportation Corp. and affiliated companies (“GCTC”), an affiliated company owned by Laidlaw. GCTC’s primary business consists of scheduled passenger service, package express service and travel services in Canada. Management services provided to GCTC include oversight of the accounting and finance, strategic planning, real estate, telephone information center, information technology, travel services, marketing and pricing, internal audit and maintenance functions along with supplying technology support services. During the years ended December 31, 2004 and 2003, the Company charged GCTC $2.1 million and $2.0 million, respectively for these services. Also, during 2004, the Company charged GCTC $1.4 million, representing its share of costs related to a software development project benefiting the charter and tour operations of both the U.S. and Canadian entities. Additionally, during 2002, the Company sold buses to GCTC, which resulted in a recorded gain of $0.3 million on gross proceeds from the sale of approximately $5.7 million.

     The Company makes available to Hotard Coaches, Inc. (“Hotard”), an affiliated company engaged in the travel services business in the U.S., a revolving credit line subject to a maximum availability of $4.0 million. Borrowings are available at a rate equal to the prime rate plus 2.5%, and mature the earlier of October 23, 2005 or upon 30 days notice by the Company. The revolving credit line is secured by liens on substantially all of the assets of Hotard. At December 31, 2004 and 2003, outstanding borrowings were $2.8 million and $3.2 million, respectively. During the year ended December 31, 2004, 2003 and 2002, the Company received $0.2 million, $0.3 million and $0.2 million, respectively of interest income pursuant to this revolving credit line. Additionally, during 2004, the Company charged Hotard $0.1 million, representing its share of costs related to a software development project benefiting the charter and tour operations of both the U.S. and Canadian entities.

     During 2003, the Company purchased six buses from Interstate Leasing, Inc., an affiliated company owned by Laidlaw engaged in the travel services business in the U.S. Greyhound paid approximately $1.5 million for these buses, which approximates the price it would have paid to an independent third party.

     The Company provides 38 buses, subject to intermediate term operating leases, and insurance coverage to Hotard. Additionally, the Company purchases charter services from Hotard, principally for transport of cruise ship passengers in connection with the Company’s travel services business. During the year ended December 31, 2004, 2003 and 2002, the Company received lease and insurance income of $1.6 million, $0.6 million and $0.4 million, respectively, and purchased $1.1 million, $0.7 million and $0.3 million, respectively of charter services from Hotard.

     The Company provided 30 buses, subject to intermediate term operating leases, to Roesch Lines, a division of Laidlaw Transit Services, Inc., an affiliated company owned by Laidlaw. Roesch Lines is primarily engaged in providing charter services in the U.S. Additionally, the Company purchased charter services from Roesch Lines, principally for transport of cruise ship passengers in connection with the Company’s travel services business. During the years ended December 31, 2004, 2003 and 2002, the Company received lease and insurance income of $0.6 million, $0.6 million and $0.3 million, respectively, and purchased $0.7 million, $1.0 million and $0.9 million, respectively, of charter services from Roesch Lines.

     Included in accounts receivable on the Company’s Consolidated Statements of Financial Position at December 31, 2004 and 2003 are amounts due from Laidlaw, GCTC, Hotard and Roesch of $3.5 million and $3.6 million, respectively. Included in accounts payable on the Company’s Consolidated Statements of Financial Position at December 31, 2004 and 2003 are amounts payable to Laidlaw, Hotard and Roesch of $0.8 million and $1.1 million, respectively.

19. QUARTERLY FINANCIAL DATA (Unaudited)

     Selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	First	Second	Third	Fourth
Year Ended December 31, 2004	Quarter	Quarter	Quarter	Quarter
Operating revenues	$220,098	$245,345	$259,851	$231,440
Operating expenses	235,351	242,947	250,513	227,696

Operating income (loss)	(15,253)	2,398	9,338	3,744
Non-operating income	—	—	—	(2,116)
Interest expense	6,140	6,136	6,304	6,160
Income tax provision (benefit)	15	614	302	(344)
Minority interest	(297)	(65)	127	490

Net income (loss)	$(21,111)	$(4,287)	$2,605	$(446)

	First	Second	Third	Fourth
Year Ended December 31, 2003	Quarter	Quarter	Quarter	Quarter
Operating revenues	$217,731	$241,818	$276,640	$239,318
Operating expenses	240,162	245,726	254,946	238,143

Operating income (loss)	(22,431)	(3,908)	21,694	1,175
Interest expense	5,895	6,244	6,352	6,293
Income tax provision (benefit)	35	934	96	(794)
Minority interest	(306)	(167)	132	702

Net income (loss)	$(28,055)	$(10,919)	$15,114	$(5,026)

20. VALUATION AND QUALIFYING ACCOUNTS

     Allowance for doubtful accounts, inventory reserves, income tax valuation reserves and claims liability reserves were as follows (in thousands):

		Additions	Additions
	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other			at End
Classification	of Year	Expenses	Accounts	Deductions		of Year
December 31, 2002:
Allowance for Doubtful Accounts	$915	$773	$32	$(907	) (a)	$813
Inventory Reserves	177	80	41	(27	) (c)	271
Deferred Income Tax Asset Valuation Reserve	27,500	60,847	84,801	—		173,148
Claims Liability	26,982	55,130	56	(14,222	) (b)	67,946

Total Reserves and Allowances	$55,574	$116,830	$84,930	$(15,156)		$242,178

December 31, 2003:
Allowance for Doubtful Accounts	$813	$705	$—	$(154	) (a)	$1,364
Inventory Reserves	271	70	—	(32	) (c)	309
Deferred Income Tax Asset Valuation Reserve	173,148	—	3,171	—		176,319
Claims Liability	67,946	50,155	(103)	(28,202	) (b)	89,796

Total Reserves and Allowances	$242,178	$50,930	$3,068	$(28,388)		$267,788

December 31, 2004:
Allowance for Doubtful Accounts	$1,364	$562	$—	$(771	) (a)	$1,155
Inventory Reserves	309	35	—	—	(c)	344
Deferred Income Tax Asset Valuation Reserve	176,319	—	10,492	—		186,811
Claims Liability	89,796	53,879	429	(35,990	) (b)	108,114

Total Reserves and Allowances	$267,788	$54,476	$10,921	$(36,761)		$296,424

(a)	Write-off of uncollectible receivables, net of recovery of receivables previously written-off.

(b)	Payments of settled claims.

(c)	Write-off of inventory shrinkage.

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

     There has not been any change in the Company’s internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Following is a summary of fees for professional services rendered by PricewaterhouseCoopers LLP for Greyhound for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Audit Fees	$439	$415
Audit-Related Fees	73	82
Tax Fees	—	—
All Other Fees	2	37

Total Fees	$514	$534

     Audit Fees: Consist of fees for the audit of the Company’s consolidated financial statements, for review of the interim condensed financial statements included in the Company’s quarterly reports on Form 10-Q and subsidiary audits.

     Audit Related Fees: Consist of fees for the audit of the Company’s benefit plans and attest services that are not required by statute or regulation.

     Tax Fees: None

     All Other Fees: Consist of fees for professional services other than those reported above. These services were for access to research software for the Company and for actuarial services performed for a pension plan of one of the Company’s subsidiaries. In 2004, the Company replaced PricewaterhouseCoopers LLP with respect to the actuarial services.

     In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee Charter governing the Audit Committee of Laidlaw’s Board of Directors (the “Laidlaw Audit Committee”) provides that the Laidlaw Audit Committee has the sole authority and responsibility to pre-approve all services and fees related to annual audit services and audit-related and tax services to be performed for the Company by its independent auditors. The independent auditor may be considered for other services not specifically approved as audit services or audit-related and tax services so long as the services are not prohibited by SEC rules and are routine and recurring services, and would not impair the independence of the auditor. Pursuant to its charter, the Laidlaw Audit Committee has established pre-approval policies and procedures for such permitted non-audit services. Written documentation outlining the scope of work, timing, reasons why the independent auditor should perform the work and the proposed fees are submitted to Laidlaw’s Chief Financial Officer for management approval and if approved, then to the Laidlaw Audit Committee for approval. Approvals may be received by facsimile or e-mail, or verbally received first and then followed up in writing. With respect to each proposed pre-approved service, the independent auditor will provide detailed back-up documentation, which will be provided to the Laidlaw Audit Committee, regarding the fees and specific services to be provided. All of the services described above were pre-approved by the Laidlaw Audit Committee. The Company believes that none of the time expended on PricewaterhouseCoopers LLP’s engagement to audit the Company’s financial statements for fiscal 2004 and 2003 was attributable to work performed by persons other than PricewaterhouseCoopers LLP’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Certain Documents Filed as Part of the Form 10-K

1. and 2. Financial Statements

     The following financial statements are set forth in Item 8 of this report. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Financial statements for fifty percent or less owned companies accounted for by the equity method have been omitted because, considered in the aggregate, they have not been considered to constitute a significant subsidiary.

3. Exhibits

3.1	—	Second Amended and Restated Certificate of Incorporation of Greyhound Lines, Inc. (8)

3.2	—	Bylaws of Greyhound Lines, Inc. (8)

4.1	—	Indenture governing the 8 1/2% Convertible Subordinated Debentures due March 31, 2007, including the form of 8 1/2% Convertible Subordinated Debentures due March 31, 2007. (1)

4.2	—	First Supplemental Indenture to the 8 1/2% Convertible Subordinated Debentures Indenture between the Registrant and Shawmut Bank Connecticut, N.A., as Trustee. (2)

4.3	—	Second Supplemental Indenture to the 8 1/2% Convertible Subordinated Debentures Indenture between the Registrant and State Street Bank and Trust Company, as trustee. (8)

4.4	—	Indenture, dated April 16, 1997, by and among the Company, the Guarantors and PNC Bank, N.A., as Trustee. (3)

4.5	—	First Supplemental Indenture dated as of July 9, 1997 between the Registrant and PNC Bank, N.A. as Trustee. (7)

4.6	—	Second Supplemental Indenture dated as of August 25, 1997 between the Registrant and PNC Bank, N.A. as Trustee. (7)

4.7	—	Third Supplemental Indenture dated as of February 1, 1999, between the Registrant and Chase Manhattan Trust Company as Trustee. (15)

4.8	—	Fourth Supplemental Indenture dated as of May 14, 1999, between the Registrant and Chase Manhattan Trust Company as Trustee. (15)

4.9	—	Form of 11 1/2% Series A Senior Notes due 2007. (3)

4.10	—	Form of 11 1/2% Series B Senior Notes due 2007. (5)

4.11	—	Form of Guarantee of 11 1/2% Series A and B Senior Notes. (5)

4.12	—	Indenture dated April 16, 1997, by and between the Company and U.S. Trust of Texas, N.A., as Trustee. (4)

10.1	—	Greyhound Lines, Inc. Supplemental Executive Retirement Plan. (8)*

10.2	—	First Amendment to Supplemental Executive Retirement Plan. (8)*

10.3	—	Second Amendment to Supplemental Executive Retirement Plan. (8)*

10.4	—	Third Amendment to Supplemental Executive Retirement Plan (8)*

10.5	—	Fourth Amendment to Supplemental Executive Retirement Plan (14)*

10.6	—	Supplemental Executive Retirement Plan Trust Agreement (8)*

10.7	—	Executive Employment Agreement dated January 26, 2005 between Registrant and John Werner Haugsland. (11)*

10.8	—	Appendix A — Change in Control Severance Agreement to Executive Employment Agreement dated January 26, 2005 between Registrant and John Werner Haugsland. (11) *

10.9	—	Tax Allocation Agreement dated June 1, 1982, between the Registrant and Laidlaw Transportation Inc. (15)

10.10	—	Loss Portfolio Transfer Agreement dated December 31, 1999, between the Registrant and Laidlaw Transportation Inc. (15)

10.11	—	Memorandum of Agreement, dated March 27, 2004, between the Registrant and the Amalgamated Transit Union National Local 1700. (13)

10.12	—	Greyhound Lines, Inc. Change in Control Severance Pay Program. (8)*

10.13	—	Form of Change in Control Agreement between the Company and certain officers of the Company. (8)*

10.14	—	Intercompany Agreement dated as of October 24, 2000, between Registrant and Laidlaw Transportation, Inc. (6)

10.15	—	Letter of Separation between Greyhound Lines, Inc. and Craig R. Lentzsch dated June 25, 2003 (12)*

10.16	—	Amended and Restated Loan and Security Agreement among Greyhound Lines, Inc., as Borrower, the Financial Institutions named as lenders, and Foothill Capital Corporation as Agent dated as of May 14, 2003 (9)

10.17	—	Amendment Number One to Amended and Restated Loan and Security Agreement amoung Greyhound Lines, Inc., as Borrower, the Financial Institutions named as lenders, and Wells Fargo Foothill, Inc. as Agent dated as of July 6, 2004. (10)

21	—	Subsidiaries of the Registrant (15)

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15)

31.2	—	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15)

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

*	Management contract or compensatory plan.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 33-47908) regarding the Registrant’s Common Stock and 10% Senior Notes Due 2001 held by the Contested Claims Pool Trust.

(2)	Incorporated herein by reference from the Registrant’s Issuer Tender Offer Statement on Schedule 13E-4 (File No. 5-41800).

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-4 regarding the Company’s 11 1/2% Series B Senior Notes due 2007.

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-3 regarding the Company’s 8 1/2% Convertible Exchangeable preferred Stock, Common Stock and 8 1/2% Convertible Subordinated Debentures due 2009.

(5)	Incorporated by reference from Amendment 1 to Form S-4 filed on June 27, 1997.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 21, 2003.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 6, 2004.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 31, 2005.

(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(15)	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Dallas and the State of Texas, on March 31, 2005.

GREYHOUND LINES, INC.

By:	/s/ STEPHEN E. GORMAN
Stephen E. Gorman President and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN E. BENSON	Director	March 31, 2005
Kevin E. Benson

/s/ DOUGLAS A. CARTY	Director	March 31, 2005
Douglas A. Carty

/s/ JEFFREY W. SANDERS	Director	March 31, 2005
Jeffrey W. Sanders

/s/ STEPHEN E. GORMAN	Director, President and Chief Executive Officer	March 31, 2005
Stephen E. Gorman	(Principal Executive Officer)

/s/ JACK W. HAUGSLAND	Director, Executive Vice President and Chief	March 31, 2005
Jack W. Haugsland	Operating Officer

/s/ CHERYL W. FARMER	Senior Vice President — Finance and Treasurer	March 31, 2005
Cheryl W. Farmer	(Principal Financial Officer)

CO-REGISTRANTS

ATLANTIC GREYHOUND LINES OF VIRGINIA, INC.

By:

/s/ JACK W. HAUGSLAND	Director, Chairman of the Board, President and Chief Executive Officer	March 31, 2005
Jack W. Haugsland
(Principal Executive Officer)

/s/ STEPHEN E. GORMAN	Director	March 31, 2005
Stephen E. Gorman

/s/ CHERYL W. FARMER	Senior Vice President — Finance and Treasurer	March 31, 2005
Cheryl W. Farmer	(Principal Financial and Accounting Officer)

GLI HOLDING COMPANY

By:

/s/ STEPHEN E. GORMAN	Director, President and Chief Executive Officer	March 31, 2005
Stephen E. Gorman	(Principal Executive Officer)

/s/ JACK W. HAUGSLAND	Director, Executive Vice President and Chief Operating Officer	March 31, 2005
Jack W. Haugsland

/s/ CHERYL W. FARMER	Senior Vice President — Finance and Treasurer	March 31, 2005
Cheryl W. Farmer	(Principal Financial and Accounting Officer)

GREYHOUND de MEXICO, S.A. de C.V.

By:

/s/ STEPHEN E. GORMAN	Director and President	March 31, 2005
Stephen E. Gorman	(Principal Executive Officer)

/s/ JACK W. HAUGSLAND	Director and Vice President	March 31, 2005
Jack W. Haugsland

/s/ CHERYL W. FARMER	Director	March 31, 2005
Cheryl W. Farmer

/s/ WILLIAM J. GIESEKER	Examiner	March 31, 2005
William J. Gieseker	(Principal Financial and Accounting Officer)

SISTEMA INTERNACIONAL de TRANSPORTE de AUTOBUSES, INC.

By:

/s/ STEPHEN E. GORMAN	Director, President and Chief Executive Officer	March 31, 2005
Stephen E. Gorman	(Principal Executive Officer)

/s/ ALFONSO PENEDO	Director, Executive Vice President and Director General and Chief Operating Officer	March 31, 2005
Alfonso Penedo

/s/ JACK W. HAUGSLAND	Director	March 31, 2005
Jack W. Haugsland

/s/ CHERYL W. FARMER	Senior Vice President — Finance and Treasurer	March 31, 2005
Cheryl W. Farmer	(Principal Financial and Accounting Officer)

TEXAS, NEW MEXICO & OKLAHOMA COACHES, INC.

By:

/s/ JACK W. HAUGSLAND	Director, President and Chief Executive Officer	March 31, 2005
Jack W. Haugsland	(Principal Executive Officer)

/s/ GREGORY ALEXANDER	Director	March 31, 2005
Gregory Alexander

/s/ CHERYL W. FARMER	Senior Vice President — Finance and Treasurer	March 31, 2005
Cheryl W. Farmer	(Principal Financial and Accounting Officer)

T.N.M. & O. TOURS, INC.

By:

/s/ JACK W. HAUGSLAND	Director, President and Chief Executive Officer	March 31, 2005
Jack W. Haugsland	(Principal Executive Officer)

/s/ GREGORY ALEXANDER	Director	March 31, 2005
Gregory Alexander

/s/ CHERYL W. FARMER	Senior Vice President — Finance and Treasurer	March 31, 2005
Cheryl W. Farmer	(Principal Financial and Accounting Officer)

VERMONT TRANSIT CO., INC.

By:

/s/ JACK W. HAUGSLAND	Director, Chairman of the Board, President and Chief Executive Officer	March 31, 2005
Jack W. Haugsland
(Principal Executive Officer)

/s/ GREGORY ALEXANDER	Director	March 31, 2005
Gregory Alexander

/s/ CHERYL W. FARMER	Senior Vice President — Finance and Treasurer	March 31, 2005
Cheryl W. Farmer	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No	Description
4.7	Third Supplemental Indenture dated as of February 1, 1999, between the Registrant and Chase Manhattan Trust Company as Trustee.

4.8	Fourth Supplemental Indenture dated as of May 14, 1999, between the Registrant and Chase Manhattan Trust Company as Trustee.

10.9	Tax Allocation Agreement dated June 1, 1982, between the Registrant and Laidlaw Transportation Inc.

10.10	Loss Portfolio Transfer Agreement dated December 31, 1999, between Registrant and Laidlaw Transportation Inc.

21	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.