Form 10-Q
period 2005-03-31
GREYHOUND LINES INC; GREYHOUND DE MEXICO SA DE CV; TNM & O TOURS INC; TEXAS NEW MEXICO & OKLAHOMA COACHES INC; SISTEMA INTERNACIONAL DE TRANSPORTE DE AUTOBUSES INC; GLI HOLDING CO; VERMONT TRANSIT CO INC; ATLANTIC GREYHOUND LINES OF VIRGINIA INC
filed 2005-05-16
CIK 813040, 1041396, 1041401, 1041400, 1041398, 813041, 1041402, 1041393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES ☐          NO ☑

As of May 6, 2005, the registrant had 587 shares of Common Stock, $0.01 par value, outstanding all of which are held by the registrant’s parent company.

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
345 Pine Street
Burlington, Vermont 05401
(802) 862-9671

As of March 31, 2005, Atlantic Greyhound Lines of Virginia, Inc. had 150 shares of common stock outstanding (at a par value of $50.00 per share); GLI Holding Company had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Greyhound de Mexico, S.A. de C.V. had 10,000 shares of common stock outstanding (at a par value of $0.10 Mexican currency per share); Sistema Internacional de Transporte de Autobuses, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); Texas, New Mexico & Oklahoma Coaches, Inc. had 1,000 shares of common stock outstanding (at a par value of $0.01 per share); T.N.M. & O. Tours, Inc. had 1,000 shares of common stock outstanding (at a par value of $1.00 per share); and Vermont Transit Co., Inc. had 505 shares of common stock outstanding (no par value). Each of the above named co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period such co-registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

GREYHOUND LINES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREYHOUND LINES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Current Assets
Cash and cash equivalents	$26,658	$35,940
Accounts receivable, less allowance for doubtful accounts of $1,232 and $1,155	33,916	41,898
Inventories, less allowance for shrinkage of $354 and $344	8,648	8,529
Prepaid expenses	7,738	7,781
Other current assets	4,933	3,406

Total Current Assets	81,893	97,554
Property, plant and equipment, net of accumulated depreciation of $325,425 and $309,135	336,978	339,406
Investments in unconsolidated affiliates	13,769	13,848
Insurance and security deposits	56,580	62,197
Goodwill	2,939	2,939
Intangible assets, net of accumulated amortization of $42,079 and $41,159	18,201	18,905

Total Assets	$510,360	$534,849

Current Liabilities
Accounts payable	$18,376	$24,688
Accrued liabilities	64,140	54,345
Rents payable	9,760	8,179
Unredeemed tickets	8,267	11,198
Current portion of claims liability	37,516	38,057
Current portion of debt	2,421	2,609

Total Current Liabilities	140,480	139,076
Pension obligation	66,550	148,784
Claims liability	63,263	70,057
Long-term debt	200,315	200,605
Minority interests	3,592	3,880
Other liabilities	22,206	21,328

Total Liabilities	496,406	583,730

Stockholder’s Equity (Deficit)
Common stock (1,000 shares authorized; par value $.01; 587 shares issued)	—	—
Capital in excess of par value	505,858	420,391
Retained deficit	(265,235)	(242,724)
Accumulated other comprehensive loss, net of tax benefit of $28,880	(226,669)	(226,548)

Total Stockholder’s Equity (Deficit)	13,954	(48,881)

Total Liabilities and Stockholder’s Equity (Deficit)	$510,360	$534,849

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Operating Revenues
Passenger services	$175,932	$181,865
Package express	8,842	9,690
Food services	8,623	8,819
Other operating revenues	17,419	19,724

Total Operating Revenues	210,816	220,098

Operating Expenses
Maintenance	24,111	24,970
Transportation	52,235	56,796
Agents’ commissions and station costs	38,743	40,830
Marketing, advertising and traffic	5,512	4,560
Insurance and safety	19,668	19,778
General and administrative	30,479	33,633
Depreciation and amortization	19,077	14,038
Operating taxes and licenses	13,095	14,488
Operating rents	18,057	19,692
Cost of goods sold – food services	5,506	5,773
Other operating expenses	825	793

Total Operating Expenses	227,308	235,351

Operating Loss	(16,492)	(15,253)
Interest Expense	6,107	6,140

Loss Before Income Taxes and Minority Interests	(22,599)	(21,393)
Income Tax Provision	200	15
Minority Interests	(288)	(297)

Net Loss	$(22,511)	$(21,111)

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(22,511)	$(21,111)
Non-cash expenses and gains included in net loss	22,467	18,525
Net change in certain operating assets and liabilities	6,931	3,963

Net Cash Provided by Operating Activities	6,887	1,377

Cash Flows From Investing Activities
Capital expenditures	(15,776)	(11,126)
Proceeds from assets sold	231	539
Other investing activities	120	624

Net Cash Used for Investing Activities	(15,425)	(9,963)

Cash Flows From Financing Activities
Payments on debt and capital lease obligations	(744)	(703)

Net Cash Used for Financing Activities	(744)	(703)

Net Decrease in Cash and Cash Equivalents	(9,282)	(9,289)
Cash and Cash Equivalents, Beginning of Period	35,940	18,805

Cash and Cash Equivalents, End of Period	$26,658	$9,516

The accompanying notes are an integral part of these statements.

GREYHOUND LINES, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements of Greyhound Lines, Inc. and Subsidiaries (“Greyhound” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Additionally, certain reclassifications have been made to the prior period statements to conform them to the current period presentation. Due to the seasonality of the Company’s operations, operating results for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

2. OTHER COMPREHENSIVE INCOME

The Company includes unrealized gains and losses on available-for-sale securities and changes in minimum pension liabilities as other comprehensive income. For the three months ended March 31, 2005 and 2004, comprehensive loss was $22.6 million and $21.0 million, respectively.

3. PENSION PLANS

The Company has nine defined benefit pension plans. The largest plan (the “ATU Plan”) covers approximately 13,000 current and former employees, fewer than 600 of whom are active employees of the Company. The following table provides the components of net periodic pension cost for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	2005	2004
Components of Net Periodic Pension Cost

Service Cost	$383	$377
Interest Cost	11,194	10,836
Expected Return on Assets	(10,831)	(10,006)
Amortization of Actuarial Losses	2,771	3,461

Net Periodic Pension Cost	$3,517	$4,668

3. PENSION PLANS (Continued)

Plan Contributions and Potential Funding Requirements

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

The February 17, 2005 contribution has been designated by Laidlaw as a capital contribution to the Company and, accordingly, the Company recorded an increase in additional paid-in-capital and a corresponding reduction in pension obligations for the amount of the contribution.

In addition to the cash contributions to the pension plans pursuant to the PBGC Agreement described above, the Company expects to contribute $1.1 million to all plans other than the ATU Plan, for which there is no funding requirement in 2005. During the quarter ended March 31, 2005, the Company contributed $0.3 million to the plans.

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

4. CONTINGENCIES

Revolving Credit Facility

The Company is required to maintain a minimum cash flow to interest expense ratio, maximum indebtedness to cash flow ratio and minimum cash flow (the “Financial Covenants”) under its revolving credit facility (the “Revolving Credit Facility”). As of March 31, 2005, the Company was in compliance with all of the Financial Covenants. Based upon historical and recent results and the current financial forecast, management believes that the Company will remain in compliance with the Financial Covenants through 2005. However, increases in fuel prices, softness in discretionary travel, or other unforeseen events or changes in assumptions may result in material differences between the Company’s future financial results or forecasts and the current financial forecast, and those differences could result in a change in managements’ assessment regarding compliance with the Financial Covenants.

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

4. CONTINGENCIES (Continued)

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

Insurance Coverage

The Federal Motor Carrier Safety Administration (the “FMCSA”) has authorized the Company to self-insure its automobile liability exposure for interstate passenger service up to $3.0 million per occurrence. To maintain self-insurance authority, the Company is required to provide periodic financial information and claims reports, maintain a satisfactory safety rating by the FMCSA, a tangible net worth of $10.0 million and a trust fund, initially set at $15 million, to provide security for payment of claims. At December 31, 2002, and continuing to date, the Company’s tangible net worth has fallen below the minimum required by the FMCSA to maintain self-insurance authority. The FMCSA granted waivers of the tangible net worth requirement through December 31, 2005, and, as a condition of the waivers, the Company has been required to increase the self-insurance trust fund to the greater of $17.7 million or 110% of the estimated unpaid liability for self-insured claims.

Insurance coverage and related administrative expenses are key components of the Company’s cost structure. Additionally, the Company is required by the FMCSA, some states and some of its insurance carriers to maintain collateral deposits or provide other security pursuant to its insurance program. At March 31, 2005, the Company maintained $50.6 million of collateral deposits (including $37.6 million in the FMCSA trust fund) and had issued $53.7 million of letters of credit in support of these programs. The loss or further modification of self-insurance authority from the FMCSA or a decision by the Company’s insurers to modify the Company’s program substantially, by either increasing cost, reducing availability or increasing collateral, could have a material adverse effect on the Company’s liquidity, financial condition and results of operations.

5. RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2005 the Company sold one bus to Hotard Coaches, Inc., an affiliated company owned by Laidlaw engaged in the travel services business in the U.S. The Company sold the bus at a price that approximates the price it would have received from an independent third party.

Included in accounts receivable on the Company’s Interim Consolidated Statements of Financial Position at March 31, 2005 and December 31, 2004, are amounts due from Laidlaw or one of Laidlaw’s subsidiaries of $4.0 million and $3.5 million, respectively. Included in accounts payable at March 31, 2005 and December 31, 2004, are amounts due to Laidlaw or one of Laidlaw’s subsidiaries of $1.2 million and $0.8 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Greyhound is the only nationwide provider of scheduled intercity bus transportation services in the United States. The Company operates as one business segment with the primary business consisting of scheduled passenger service, package express service and food service at certain terminals. The Company’s operations include a nationwide network of terminal and maintenance facilities utilizing a fleet of approximately 2,700 buses. The Company uses a network of approximately 1,400 sales locations, which offers the customer the ability to travel to more than 2,200 destinations in North America.

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

The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the quarter ended March 31, 2005 and the Company’s consolidated financial position at March 31, 2005. The following information should be read in conjunction with the Consolidated Financial Statements and Notes included in this Form 10-Q as well as the Company’s Form 10-K for the year ended December 31, 2004.

Overview of the First Quarter of 2005

During the first quarter the Company continued to implement its long-range strategic plan in the passenger business and continued to stabilize the business through its initiatives to enhance yield, reduce marginally profitable bus miles and reduce operating and general and administrative costs. These initiatives, along with a shift in the Easter holiday from April in 2004 to March in 2005, resulted in a 9.1% increase in revenue per bus mile, however, certain cost increases adversely impacted operating results. Compared to the prior year, the rising price of fuel resulted in a cost increase of $4.1 million. Additionally, the Company decreased the estimated average useful life and salvage value of certain older buses, which are expected to be disposed of as the Company further reduces miles, resulting in an increase in depreciation expense of $3.7 million. Because of these cost increases, the operating loss for the quarter increased $1.2 million compared to the prior year. Although the rising cost of fuel is a concern, the Company continues to address this issue through additional cost reduction efforts, both in general and administrative areas as well as by focusing on bus miles and operating performance.

In April, the Company completed the implementation of the second phase of its strategy in the Southwest region of the U.S., defined as the states of California, Nevada, Arizona, New Mexico, Texas, Oklahoma, Louisiana and Arkansas. As part of the restructuring, the Company eliminated approximately 23 million annual bus miles, 174 sales locations and approximately 575 jobs. Because most of the locations being eliminated are agent-owned locations and many of the eliminated jobs are not eligible for severance pay, the Company will record an insignificant charge during the second quarter of 2005 for severance, real estate lease terminations and other implementation costs. The Company will now focus on the Southeastern region of the U.S. and plans to implement the strategy in this region in late June 2005.

Results of Operations

The following table sets forth the Company’s results of operations as a percentage of total operating revenue for the quarters ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Operating Revenues
Passenger services	83.4%	82.6%
Package express	4.2	4.4
Food services	4.1	4.0
Other operating revenues	8.3	9.0

Total Operating Revenues	100.0	100.0

Operating Expenses
Maintenance	11.4	11.3
Transportation	24.8	25.8
Agents’ commissions and station costs	18.4	18.5
Marketing, advertising and traffic	2.6	2.1
Insurance and safety	9.3	9.0
General and administrative	14.5	15.3
Depreciation and amortization	9.0	6.4
Operating taxes and licenses	6.2	6.6
Operating rents	8.6	8.9
Cost of goods sold — food services	2.6	2.6
Other operating expenses	0.4	0.4

Total Operating Expenses	107.8	106.9

Operating Loss	(7.8)	(6.9)
Interest Expense	2.9	2.8
Income Tax Provision	0.1	0.0
Minority Interests	(0.1)	(0.1)

Net Loss	(10.7)%	(9.6)%

The following table sets forth certain key operating data used by management in assessing the Company’s performance during the quarters ended March 31, 2005 and 2004. Certain statistics have been adjusted and restated from those previously published to provide consistent comparisons.

	Three Months Ended
	March 31,		Percentage
	2005	2004	Change
Regular Service Miles (000’s)	59,558	67,362	(11.6%)
Total Bus Miles (000’s)	61,407	69,966	(12.2%)
Passenger Miles (000’s)	1,567,291	1,658,978	(5.5%)
Passengers Carried (000’s)	4,803	4,854	(1.1%)
Average Trip Length (passenger miles/passengers carried)	326	342	(4.7%)
Load (avg. number of passengers per regular service mile)	26.3	24.6	6.9%
Load Factor (% of available seats filled)	51.5%	48.5%	6.2%
Yield (passenger services revenue/passenger miles)	$0.1123	$0.1096	2.5%
Average Ticket Price	$36.63	$37.47	(2.2%)
Total Revenue Per Total Bus Mile	$3.433	$3.146	9.1%
Cost Per Total Bus Mile:
Maintenance	$0.393	$0.357	10.1%
Transportation excluding fuel	$0.614	$0.641	(4.2%)
Fuel	$0.237	$0.171	38.6%
Insurance and safety	$0.320	$0.283	13.1%

Three Months Ended March 31, 2005 Compared to the Same Period in 2004

Operating Revenues. Total operating revenues decreased $9.3 million, down 4.2%, for the three months ended March 31, 2005, compared to the same period in 2004.

Passenger services revenues decreased $5.9 million, or 3.3%, for the three months ended March 31, 2005, compared to the same period in 2004 even though the Easter holiday fell within the first quarter in 2005 as compared to the second quarter in 2004. The decrease is principally due to the 5.5% reduction in passenger miles offset somewhat by a 2.5% increase in yield. The passenger mile decrease was due to a 1.1% decline in passengers and a 4.7% decline in average trip length, indicating that short- and medium-haul trips continue to grow in proportion to total trips. This is largely due to the Company’s implementation of its long-term strategy to simplify its network by lowering frequency and eliminating marginally profitable and unprofitable routes, principally affecting long-haul corridors. As a result of the Company’s focus on controlling bus miles and due to the shifts in the Easter holiday, load improved by 6.9% and revenue per mile improved by 9.1%.

Package express revenues decreased $0.8 million, or 8.8%, for the three months ended March 31, 2005, compared to the same period in 2004. The Company continues to experience reduced standard product deliveries (the traditional, low value, terminal to terminal market segment) as a result of continued competition as well as expanded and improved product offerings from larger package delivery companies. Although the Company is partially offsetting the revenue decline in its standard product by focusing on its same day or early next morning service, the increase in this product was not enough to offset the reduction in the standard product. Additionally, reduced locations resulting from the Company’s implementation of its long-term strategic plan contributed to the reduction in package revenue during the quarter.

Food services revenues decreased $0.2 million, or 2.2%, for the three months ended March 31, 2005, compared to the same period in 2004 primarily due to the decrease in passenger traffic, particularly in the long haul markets.

Other operating revenues decreased $2.3 million, or 11.7%, for the three months ended March 31, 2005, compared to the same period in 2004. The decrease is principally due to decreased charter services and decreases in “meet and greet” and transportation services provided to cruise lines.

Operating Expenses. Total operating expenses decreased $8.0 million, or 3.4%, for the three months ended March 31, 2005, compared to the same period in 2004.

Maintenance costs decreased $0.9 million, or 3.4%, for the three months ended March 31, 2005, compared to the same period in 2004. On a per-mile basis, maintenance costs increased by 10.1% principally due to higher average fleet age and fewer buses under warranty.

Transportation expenses which consist primarily of fuel costs and driver wages, decreased $4.6 million, or 8.0%, for the three months ended March 31, 2005, compared to the same period in 2004, principally due to the effects of operating fewer miles and lower driver training costs, partially offset by fuel price increases. During the first quarter of 2005 the average cost per gallon of fuel was $1.46 per gallon, compared to $1.04 per gallon during the same period in 2004, resulting in increased fuel costs of $4.1 million. Additionally, driver hiring and training costs were $0.9 million lower during the first quarter of 2005 compared to 2004 due to decreased hiring of new drivers.

Agents’ commissions and station costs decreased $2.1 million, or 5.1%, for the three months ended March 31, 2005, compared to the same period in 2004. The decrease is primarily due to lower terminal and call center wages and communication costs as a result of decreased ticket sales and slightly lower passenger volumes.

Marketing, advertising and traffic expenses increased $1.0 million, or 20.9% for the three months ended March 31, 2005, compared to the same period in 2004. The increase is principally due to management’s decision to increase targeted advertising spending as compared to the prior year, particularly in the markets impacted by the network restructuring to emphasize the improvements in the convenience and speed of service as a result of the network changes.

Insurance and safety costs decreased $0.1 million, or 0.6% for the three months ended March 31, 2005, compared to the same period in 2004. On a cost per mile basis, insurance costs increased 13.1%. The increase is mainly due to adverse development on a few large prior year claims and inflationary increases in medical costs and wages.

General and administrative expenses decreased $3.2 million, or 9.4%, for the three months ended March 31, 2005, compared to the same period in 2004 due principally to lower pension expense and decreased wages as a result of lower business volumes.

Depreciation and amortization increased by $5.0 million, or 35.9%, for the three months ended March 31, 2005, compared to the same period in 2004. The increase is primarily due to a decrease in the estimated average useful life and salvage value of certain older buses, resulting in $3.7 million of additional cost during the quarter. Additionally, during the third quarter of 2004 the Company revised its estimated life of buses from 18 to 15 years.

Operating taxes and licenses expense decreased by $1.4 million or 9.6% for the three months ended March 31, 2005, compared to the same period in 2004. The decrease is due to lower fuel taxes as a result of the decline in miles operated and decreases in wage related taxes due to lower business volumes.

Operating rents decreased $1.6 million, or 8.3%, for the three months ended March 31, 2005, compared to the same period in 2004, principally due to expirations of bus operating leases.

Food services cost of goods sold decreased $0.3 million, or 4.6%, for the three months ended March 31, 2005, compared to the same period in 2004, primarily due to the decrease in food services revenues.

Other operating expenses were comparable to the same period in 2004.

Interest expenses were comparable to the same period in 2004.

Income tax expense for the three months ended March 31, 2005 increased $0.2 million representing the tax expense related to subsidiaries that operate in separate return states.

Minority interests for the three months ended March 31, 2005, reflects the minority partners’ share of current year losses in the Company’s Hispanic joint ventures and were comparable to the same period in 2004.

Liquidity and Capital Resources

The Company requires significant cash flows to finance capital expenditures, including bus acquisitions and refurbishments, and to meet its debt service and other continuing obligations. As of March 31, 2005, the Company had $202.7 million of outstanding debt, implicit debt equivalent to $210.3 million for off-balance sheet bus operating leases and $60.9 million of outstanding letters of credit (which principally support recorded claims liabilities). The Company’s principal sources of liquidity are expected to be cash flow from operations (which is net of cash charges for interest expense and lease payments under the Company’s bus operating leases), proceeds from operating lease or other equipment financing for new bus purchases and borrowings under its revolving credit facility. Generally new term financing (including bus operating lease financing) must be obtained to support the Company’s annual capital expenditure needs, particularly new bus acquisitions. However, the Company is currently in the process of implementing its long-range plan and, because of the bus mile reduction expected, plans to limit new bus acquisitions for the next several years.

Net cash provided by operating activities for the three months ended March 31, 2005 was $6.9 million, compared to $1.4 million in the prior year, an improvement during the current quarter of $5.5 million. Net cash provided by operating activities contains two components, cash provided by the Company’s operating results (defined as the sum of net loss and non-cash expenses and gains included in net loss) and cash provided by (or used for) changes in operating assets and liabilities. The increase in cash provided by operating results in first quarter of 2005 is mainly due to an increase in non-cash related costs for depreciation expense. Net cash used for investing activities for the first quarter of 2005 was $15.4 million compared to $10.0 million during the same period of 2004. During the first quarter of 2005 the Company had higher capital expenditures than in the prior year principally due to purchases of buses at lease expiration. Net cash used for financing activities in the first quarter of 2005 and 2004 was $0.7 million for the repayment of debt.

The Company is party to a revolving credit facility (the “Revolving Credit Facility”) that matures on October 24, 2006. The Company may elect to extend the maturity date an additional year, to October 24, 2007, provided that the Company meets certain terms and conditions. As of March 31, 2005, the Company had no outstanding borrowings under its Revolving Credit Facility, issued letters of credit of $60.9 million and availability of $49.7 million.

Under its various debt agreements, the Company is required to maintain a minimum cash flow to interest expense ratio, maximum indebtedness to cash flow ratio and minimum cash flow, as well as certain non-financial covenants. As of March 31, 2005, the Company was in compliance with all of these covenants.

Commitments and Contingencies

Reference is made to Note 3 – “Pension Plans” and Note 4 – “Contingencies” of Notes to Interim Consolidated Financial Statements in the Report for a description of the Company’s material contingencies.

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

There has not been any change in the Company’s internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 6. EXHIBITS

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

Date: May 16, 2005

GREYHOUND LINES, INC.
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Senior Vice President – Finance and Treasurer

ATLANTIC GREYHOUND LINES OF VIRGINIA, INC.
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Senior Vice President – Finance and Treasurer

GLI HOLDING COMPANY
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Senior Vice President – Finance and Treasurer

GREYHOUND de MEXICO, S.A. de C.V.
By:	/s/ William J. Gieseker
William J. Gieseker
Examiner

SISTEMA INTERNACIONAL de TRANSPORTE de AUTOBUSES, INC.
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Senior Vice President – Finance and Treasurer

TEXAS, NEW MEXICO & OKLAHOMA COACHES, INC.
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Senior Vice President – Finance and Treasurer

T.N.M. & O. TOURS, INC.
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Senior Vice President – Finance and Treasurer

VERMONT TRANSIT CO., INC.
By:	/s/ Cheryl W. Farmer
Cheryl W. Farmer
Senior Vice President – Finance and Treasurer